Form 10-Q
period 2006-06-30
Security Capital Assurance Ltd
filed 2006-09-15
CIK 1358164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q
___________

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-32950
___________

SECURITY CAPITAL ASSURANCE LTD

(Exact name of registrant as specified in its charter)
___________

BERMUDA	NOT APPLICABLE
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Bermudiana Road, Hamilton, Bermuda HM 11
(Address of principal executive offices and zip code)

(441) 292-8515
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one): Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

     As of September 6, 2006, there were 64,136,364 outstanding Common Shares, $0.01 par value per share, of the registrant.

SECURITY CAPITAL ASSURANCE LTD

INDEX TO FORM 10-Q

	PART I. FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:

	Interim Condensed Consolidated Balance Sheets as of June 30, 2006
	(Unaudited) and December 31, 2005	3

	Interim Condensed Consolidated Statements of Operations and
	Comprehensive Income for the Three Months Ended June 30, 2006 and
	2005 (Unaudited) and the Six Months Ended June 30, 2006 and 2005
	(Unaudited)	4

	Interim Condensed Consolidated Statements of Shareholders’ Equity for
	the Six Months Ended June 30, 2006 (Unaudited) and the Year Ended
	December 31, 2005	5

	Interim Condensed Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2006 and 2005 (Unaudited)	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59

Item 4.	Controls and Procedures	59

	PART II. OTHER INFORMATION

Item 5.	Legal Proceedings	60

Item 6.	Exhibits	60

	Signatures	60

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(unaudited)
	As of	As of
	June 30,	December 31,
	2006	2005
ASSETS
Investments
Debt securities available for sale, at fair value
(amortized cost: 2006 - $1,431,178; 2005 - $1,336,074)	$1,381,773	$1,316,029
Short-term investments, at fair value
(amortized cost: 2006 - $40,818; 2005 - $31,016)	40,577	30,811
Other invested assets	2,789	17,621
Total investments	1,425,139	1,364,461

Cash and cash equivalents	92,416	54,593
Accrued investment income	12,896	11,847
Deferred acquisition costs	70,938	59,592
Prepaid reinsurance premiums	65,402	69,873
Premiums receivable.	10,899	7,770
Reinsurance balances recoverable on unpaid losses	70,462	69,217
Intangible assets – acquired licenses	11,529	11,529
Deferred income tax asset	16,237	18,845
Other assets	17,157	16,588
Total assets	$1,793,075	$1,684,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$153,379	$147,368
Deferred premium revenue	670,834	592,585
Reinsurance premiums payable	1,558	310
Accounts payable, accrued expenses and other liabilities	19,019	23,252
Dividend payable	1,126	1,445
Current income tax payable	179	1,023
Total liabilities	846,095	765,983

Minority interest – redeemable preferred shares of subsidiary	54,016	50,518

Shareholders’ Equity
Common stock – (Par value $0.01 per share; 500,000,000
shares authorized; 46,127,245 shares issued and outstanding)	461	461
Additional paid in capital	607,303	605,951
Retained earnings	334,846	281,709
Accumulated other comprehensive income	(49,646)	(20,307)
Total shareholders’ equity	892,964	867,814
Total liabilities and shareholders’ equity	$1,793,075	$1,684,315

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Gross premiums written	$99,351	$75,163	$170,131	$116,055
Reinsurance premiums assumed	8,292	7,006	19,695	17,851
Total premiums written	107,643	82,169	189,826	133,906
Ceded premiums	(6,160)	(8,208)	(13,752)	(19,901)
Net premiums written	101,483	73,961	176,074	114,005
Change in net deferred premium revenue	(45,942)	(40,906)	(82,720)	(48,310)
Net premiums earned (net of ceded premiums
of $18,224, $14,492, $10,021 and
$7,065)	55,541	33,055	93,354	65,695
Net investment income	16,129	12,262	31,191	23,570
Net realized (losses) gains on investments	(10,717)	42	(16,400)	(1,371)
Net realized and unrealized gains (losses) on
credit derivatives	301	(4,410)	(3,549)	(2,295)
Fee income and other	971	—	2,231	750
Total revenues	62,225	40,949	106,827	86,349

Expenses
Net losses and loss adjustment expenses	2,880	16,743	6,329	18,949
Acquisition costs, net	4,542	4,020	7,224	6,085
Operating expenses	17,492	17,736	34,587	33,329
Total expenses	24,914	38,499	48,140	58,363

Income before income tax and minority interest	37,311	2,450	58,687	27,986
Income tax benefit	(203)	(1,037)	(188)	(1,023)

Income before minority interest	37,514	3,487	58,875	29,009
Minority interest – dividends on redeemable
preferred shares	1,126	3,413	5,738	6,951
Net income	$36,388	$74	$53,137	$22,058

Comprehensive income
Net income	$36,388	$74	$53,137	$22,058
Change in unrealized (depreciation) appreciation
of investments	(10,859)	17,721	(29,339)	2,544
Total comprehensive income	$25,529	$17,795	$23,798	$24,602

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONDENSED CONSOLIDATED
STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(unaudited)
	Six Months	Year Ended
	Ended June 30,	December 31,
	2006	2005
Common shares
Balance – beginning of year	$461	$461
Balance – end of period	461	461
Additional paid-In Capital
Balance – beginning of year	605,951	603,247
Non-cash capital contribution - expenses paid by XL Capital	1,352	2,704
Balance – end of period	607,303	605,951
Retained Earnings
Balance – beginning of year	281,709	201,263
Net income.	53,137	80,446
Balance – end of period	334,846	281,709
Accumulated Other Comprehensive Income
Balance – beginning of year	(20,307)	(241)
Net change in unrealized appreciation of investments, net of deferred
tax benefit of $57 in 2006 and $792 in 2005	(29,339)	(20,066)
Balance – end of period	(49,646)	(20,307)
Total shareholders’ equity	$892,964	$867,814

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(unaudited)
	Six Months Ended
	June 30,
	2006	2005
Cash provided by operating activities:
Net income	$53,137	$22,058
Adjustments to reconcile net income
to net cash provided by operating activities
Net realized losses on investments	16,400	1,371
Net realized and unrealized losses on credit derivatives	3,549	2,295
Amortization of premium on bonds	2,028	2,336
Minority interest – dividends on redeemable preferred shares	5,738	6,951
(Increase) in accrued investment income	(1,049)	(43)
(Increase) in deferred acquisition costs	(11,346)	(7,395)
Decrease (increase) prepaid reinsurance premiums	4,471	(5,008)
(Increase) decrease in premiums receivable	(3,129)	16,465
(Increase) in reinsurance balances recoverable on unpaid losses	(1,245)	(8,985)
Increase in unpaid losses and loss adjustment expenses	6,011	27,137
Increase in deferred premium revenue	78,249	53,319
Increase in reinsurance premiums payable	1,248	1,093
(Decrease) increase in accounts payable, accrued expenses and other
liabilities	(6,451)	7,413
Decrease in deferred tax asset	2,608	426
(Decrease) in current income tax payable	(844)	(421)
Other	(3,472)	(16,464)
Total adjustments	92,766	80,490
Net cash provided by operating activities	145,903	102,548

Cash flows from investing activities:
Proceeds from sale of debt securities and short term investments	234,434	417,476
Proceeds from maturity of debt securities and short term investments	41,152	41,189
Purchase of debt securities and short term investments	(381,107)	(558,541)
Net cash used in investing activities	(105,521)	(99,876)

Cash flows from financing activities:
Dividends on redeemable preferred shares	(2,559)	(2,600)
Net cash used in financing activities	(2,559)	(2,600)

Increase in cash and cash equivalents	37,823	72

Cash and cash equivalents-beginning of year	54,593	71,247

Cash and cash equivalents-end of period	$92,416	$71,319

Tax refund received under tax sharing agreement	$(738)	$—

Non-cash capital contribution - expenses paid by parent	$1,352	$1,352

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Ownership

     On March 17, 2006, XL Capital Ltd (“XL Capital”) formed Security Capital Assurance Ltd (“SCA”), a Bermuda based holding company, in anticipation of contributing its ownership interests in its financial guaranty insurance and financial guaranty reinsurance operating businesses to SCA and selling an interest therein to the public through an initial public offering of SCA common shares (the “IPO”). The contribution of such businesses to SCA occurred on July 1, 2006 and the IPO was consummated on August 4, 2006 – see Note 11. The aforementioned operating businesses contributed to SCA by XL Capital consisted of: (i) XL Capital Assurance Inc. (“XLCA”) and its wholly-owned subsidiary, XL Capital Assurance (U.K.) Limited (“XLCA-UK”) and (ii) XL Financial Assurance Ltd. (“XLFA”). Prior to the IPO, XLCA was an indirect wholly owned subsidiary of XL Capital and substantially all of XLFA was owned by XL Capital except for a $54.0 million preferred stock interest which is owned by Financial Security Assurance Holdings Ltd. (“FSAH”). After the IPO, a secondary offering by XL Capital, the exercise of the underwriters’ over-allotment option and restricted share awards to management of SCA, XL Capital’s ownership of SCA’s outstanding common shares represents approximately a 63 percent economic interest. As a result of limitations on XL Capital’s voting power contained in SCA’s Bye-laws, the votes conferred by the common shares owned by XL Capital will not exceed, with respect to elections of directors, 50.1% of the aggregate voting power of all common shares entitled to vote generally at any election of directors or, with respect to any other matter presented to our shareholders for their action or consideration, 47.5% of the aggregate voting power of all common shares entitled to vote on such matter. SCA, XLCA and XLFA are hereafter collectively referred to as the “Company.”

2.   Basis of Presentation and Consolidation

     The interim unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and, in the opinion of management, reflect all adjustments, consisting of normally recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows for the periods presented. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated interim financial statements of the Company should be read in conjunction with the audited historical financial statements of the Company as of December 31, 2005 and 2004 and the years ended December 31, 2005, 2004, and 2003.

     For all periods presented, certain expenses reflected in the financial statements include allocations of corporate expenses incurred by XL Capital related to general and administrative services provided to the Company. These expenses were allocated based on estimates of the cost incurred by XL Capital to provide these services to the Company. Management believes that the methods used to estimate the costs allocated to the Company are reasonable. All intercompany accounts and transactions have been eliminated. However, these results do not necessarily represent what the historical consolidated financial position, results of operations and cash flows of the Company would have been if the Company had been a separate and stand-alone entity during the periods presented.

     The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, as interim results may be affected by several factors including, but not limited to, changes in the economic environment. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   Credit Default Swaps

     Credit default swaps entered into by the Company meet the definition of a derivative instrument under FASB Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 149. Credit default swaps are recognized at fair value and recorded in either assets or liabilities in the accompanying consolidated balance sheet. The Company intends to hold these derivative instruments until maturity.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The fair value of credit default swaps is determined using a model developed by the Company and is dependent upon a number of market factors including changes in interest rates, credit spreads, changes in credit quality, and expected recovery rates. The change resulting from movements in these factors is unrealized as the credit default swaps are not traded to realize this value. Other elements of the change in fair value are based upon pricing established at the inception of the contract, as well as events triggering loss payments under the contracts by the Company.

     Changes in the fair value of credit default swaps attributable to earnings from premiums received by the Company from the issuance of such contracts are recorded in the line item caption entitled “net premiums earned” in the accompanying consolidated statement of operations. In addition, changes in the fair value of credit default swaps attributable to losses from actual and expected payments to counterparties under such contracts are recorded in the line item caption entitled “net losses and loss adjustment expenses” in the accompanying consolidated statement of operations, and the remaining components of the change in fair value of credit default swaps, which are attributable to the market and other factors discussed above, are recorded in the line item caption entitled “net realized and unrealized gains (losses) on credit derivatives” in the accompanying consolidated statement of operations. This presentation is applicable only to credit default swaps issued by the Company that it has the intent and ability to hold to maturity and is consistent with practices in the financial guaranty insurance industry for reporting the results of such instruments.

     The Company’s credit default swap portfolio generally requires the Company to meet payment obligations for referenced credits within the portfolio in the event of specific credit events after exhaustion of various first-loss protection levels. These credit events are contract-specific, but generally cover bankruptcy, failure to pay and repudiation. The credit default swap portfolio consists of structured pools of corporate obligations that were awarded investment-grade ratings at the deals’ inception. At June 30, 2006, on a net par basis, approximately 98.6% of the portfolio was rated “AAA” with the remaining 1.4% allocated to other investment-grade ratings. The weighted average term of the contracts in-force was 12.9 years.

     The following tables present the amounts related to credit default swaps reflected in our financial statements as of and for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(U.S. dollars in thousands)	2006	2005	2006	2005
Statement of Operations:
Net earned premiums	$5,668	$3,109	$10,715	$7,546
Net losses and loss adjustment expenses	723	(991)	1,273	179
Net realized and unrealized gains (losses) on credit
derivatives	301	(4,410)	(3,549)	(2,295)
Net impact on income before income tax	$5,246	$(310)	$5,893	$5,072

	As at	As at
	June 30,	December 31,
	2006	2005
Balance sheet:
Reinsurance balances recoverable on unpaid losses	$865	$787
Other assets	11,689	14,605
Unpaid losses and loss adjustment expenses	13,241	11,890
Deferred premium revenue	171	205
Accounts payable, accrued expenses and other
liabilities	1,136	2,071
Net (liability) asset carrying value	$(1,994)	$1,226

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Recent Accounting Pronouncements

     In June 2005, at the request of the Securities and Exchange Commission, the Financial Accounting Standards Board (“FASB”) added a project to their agenda to review and provide guidance for the accounting for financial guaranty insurance contracts under which it will consider claims liability recognition, premium recognition, and the related amortization of deferred policy acquisition costs. Current accounting literature, specifically Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”), and FASB Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“SFAS 97”), does not specifically address the unique characteristics of accounting for financial guarantee insurance contracts. Consequently, the accounting principles applied by the industry, as well as the Company, have evolved over time and incorporate the concepts of both short-duration and long-duration contract accounting under the provisions of SFAS 60 and SFAS 97, as well as other accounting literature, such as FASB No. 5, “Accounting for Contingencies,” and Emerging Issues Task Force (“EITF”) Issue No. 85-20, “Recognition of Fees for Guaranteeing a Loan.” The Company will continue to apply the accounting policies as disclosed in its audited historical consolidated financial statements as of December 31, 2005 and 2004 and the years ended December 31, 2005, 2004, and 2003 until further guidance is provided by the FASB.

     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and addresses issues raised in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of SFAS 155 are: (i) with respect to SFAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to SFAS 140, to eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We expect that SFAS No. 155 will not have a material effect on our financial condition or results of operations.

     In April 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to be Considered in Applying FIN 46(R),” which states that the variability to be considered when applying FIN 46(R) should be based on an analysis of the design of an entity which entails analyzing the nature of the risks in the entity and determining the purpose for which the entity was created and determining the variability the entity is designed to create and pass along to its interest holders. Typically, assets and operations of the entity create the variability (and thus are not variable interests), while liabilities and equity interests absorb that variability (and thus, are variable interests). The role of a contract or arrangement in the design of the entity, regardless of its legal form or accounting classification, shall dictate whether that interest should be treated as creating or absorbing variability for the entity. The guidance in this FSP must be applied as of July 1, 2006 and is not expected to have a material effect on the Company’s financial condition or results of operations but will form an important part of the Company’s evaluation of any relevant structures going forward.

     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial condition or results of operations.

5.   Premiums Earned from Refunded and Called Bonds

     Premiums earned include $23.2 million and nil, and $25.2 million and $0.2 million for the three and six months ended June 30, 2006 and 2005, respectively, related to refunded and called bonds.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.   Related Party Transactions

     Services Agreements with Affiliates

     As of June 30, 2006, the Company has the following services agreements with affiliates. Effective on the date of the IPO, the Company terminated or amended certain of the agreements referred to below:

  an agreement (the “XLFAS Agreement”) with XL Financial Administrative Services Inc. (“XLFAS”), whereby XLFAS provides XLCA with substantially all personnel services, as well as certain office space and furniture and equipment used by XLCA. For the three and six months ended June 30, 2006 and 2005, the Company incurred costs under this agreement in the amount of $11.8 million and $19.8 million, and $21.9 million and $29.2 million, respectively,which are reflected in “operating expenses” in the accompanying consolidated statements of operations.
  an agreement (the “XLFP Agreement”) with XL Financial Products Ltd. (“XLFP”), whereby XLFP provides certain services to XLCA, including: identification and analysis of business opportunities; assistance in structuring and tailoring products; marketing; and communication to XLCA of any notices or other documents which XLFP receives relating to claims or other incidents under any of the policies. Under the terms of this agreement, the costs of the aforementioned services are charged to XLCA. For the three and six months ended June 30, 2006 and 2005, the Company incurred costs under this agreement in the amount of $0.1 million and $0.1 million, and $0.2 million and $0.2 million, respectively, which are reflected in “operating expenses” in the accompanying consolidated statements of operations.

  an agreement with XL Global Services, Inc. (“XLGS”), whereby XLGS provides XLCA various services, including: information technology support, reinsurance and retrocessional consulting and management services, as well as actuarial, finance and internal audit services. Under the terms of this agreement, the costs of the aforementioned services are charged to XLCA. For the three and six months ended June 30, 2006 and 2005, the Company incurred costs under this agreement in the amount of $1.6 million and $3.2 million, and $3.4 million and $5.8 million, respectively, which are reflected in “operating expenses” in the accompanying consolidated statements of operations.

  an agreement with certain of its U.S. affiliates, including its ultimate U.S. holding company, XL America, Inc. (“XLA”), whereby XLA provides XLCA with certain services including: advertising and participation on behalf of XLCA in certain regulatory mandated associations. Under the terms of this agreement, the costs of the aforementioned services are charged to XLCA. For the three and six months ended June 30, 2006 and 2005, the Company incurred costs under this agreement in the amount of $0.5 million and $1.5 million, and $1.2 million and $2.5 million, respectively, which are reflected in “operating expenses” in the accompanying consolidated statements of operations.

  an agreement, effective January 1, 2005, between XLCA and XL Investment Management Ltd (“XLIM”) and an agreement, effective January 1, 2004 between XLFA and XLIM, whereby XLIM provides investment management services to XLCA and XLFA. For the three and six months ended June 30, 2006 and 2005, the Company incurred costs under this agreement in the amount of $42.2 thousand and $39.0 thousand, and $88.4 thousand and $78.1 thousand, respectively, which are reflected in “net investment income” in the accompanying consolidated statements of operations.

     Employee Benefit Plans

     XLA maintains a qualified defined contribution pension plan for the benefit of all eligible employees and a non-qualified deferred compensation plan for the benefit of certain employees (collectively, the “Plans”). Discretionary

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

contributions to both Plans are based on a fixed percentage of employee contributions and compensation as defined by the Plans. Included in the costs incurred by the Company are $0.5 million and $0.7 million, and $1.2 million and $1.3 million for the three and six months ended June 30, 2006 and 2005, respectively, relating to the Plans. In addition, the Company recorded expense of $0.3 million and $0.3 million, and $0.6 million and $0.6 million for the three and six months ended March 31, 2006 and 2005, respectively, related to stock option grants.

     Reinsurance Agreements With Affiliates and Other Guaranties

     The Company has the following reinsurance agreements with affiliates:

XLCA has a facultative reinsurance arrangement (the “XL Re Treaty”) with XL RE AM. Under the terms of the XL Re Treaty, XL RE AM agrees to automatically reinsure risks insured by XLCA under financial guaranty insurance policies up to the amount necessary for the XLCA to comply with single risk limitations set forth in Section 6904(d) of the New York Insurance Laws. The reinsurance provided by XL RE AM may be on an excess of loss or quota share basis. Such reinsurance was on an automatic basis prior to the effective date of the IPO and is on a facultative basis on and after the effective date of the IPO. The reinsurance provided by XL RE AM may be on an excess of loss or quota share basis. The Company is allowed up to a 30% ceding commission (or such other percentage on an arm’s-length basis) on ceded premiums written under the terms of this agreement.

XLFA has entered into the following reinsurance agreements with XLI. All of the agreements discussed below may be terminated under certain conditions, as defined in the agreements:

(a)	Effective October 1, 2001, XLFA entered into an excess of loss reinsurance agreement with XLI. This agreement covers a portion of XLFA’s liability arising as a result of losses on policies written by XLFA that are in excess of certain limits and are not covered by other reinsurance agreements. This agreement provides indemnification only for the portion of any loss covered by this agreement in excess of 10% of XLFA’s surplus, up to an aggregate amount of $500 million, and excludes coverage for liabilities arising other than pursuant to the terms of an underlying policy. For the three and six months ended June 30, 2006 and 2005, the Company incurred expense under this agreement of $0.1 million and $0.1 million, and $0.3 million and $0.3 million, respectively.

(b)	Effective August 17, 2001, XLFA entered into a facultative quota share reinsurance treaty with XLI. This treaty allows XLFA to propose to cede to XLI a portion of a risk, which risk XLI may then accept or reject in its sole discretion. Under this treaty, XLI pays XLFA a ceding commission of 30% on the premiums ceded under this treaty unless otherwise specified.

(c)	Effective December 31, 1999, XLFA entered into a facultative quota share reinsurance treaty with XLI. This treaty allows XLI to propose to cede to XLFA a portion of a risk it insured, which risk XLFA may then accept or reject in its sole discretion. Under this treaty, XLFA pays XLI a ceding commission of 12% on the premiums ceded under this treaty unless otherwise specified.

XLFA has entered into the following reinsurance agreements with certain subsidiaries and affiliates of FSAH (hereafter referred to as "FSA"). Premiums assumed from FSA represented 76.8% and 76.7% of the Company’s total reinsurance premiums assumed for the three and six month periods ended June 30,2006, respectively, as compared to 61.4% and 72.6% for the comparable periods in 2005. All of the agreements discussed below may be terminated under certain conditions, as defined in the agreements:

(a)	Effective November 3, 1998, XLFA entered into a master facultative reinsurance agreement with FSA. This agreement allows FSA to propose to cede a portion of a risk insured by it to XLFA, which risk

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

XLFA may then accept or reject solely in its discretion. The ceding commission that XLFA pays FSA on the premiums ceded under this agreement is determined on a case-by-case basis. XLFA’s obligations under this agreement are guarantied by XLI.

(b)	Effective January 1, 2004, XLFA entered into a reinsurance treaty with FSA to reinsure certain policies they issued insuring the timely payment of the principal of and interest on certain asset-backed securities and pools of consumer debt obligations. The treaty was renewed on January 1, 2005.

(c)	Effective January 1, 2004, XLFA entered into a reinsurance treaty with FSA to reinsure certain policies they issued insuring the timely payment of the principal and interest on securities and obligations that provide financing for governmental or public purpose infrastructure projects located outside of the United States and its territories, excluding certain countries. The treaty was renewed on April 1, 2005.

(d)	Effective December 20, 2001, XLFA entered into a master facultative retrocession agreement with FSA. This agreement allows XLFA to propose to cede a portion of a risk insured by XLFA to it, which risk FSA may then accept or reject in its sole discretion. The ceding commission that FSAI pays XLFA on the premiums that we cede under this agreement is determined on a case-by-case basis.

XLFA has guarantied certain of XLI’s obligations in connection with certain transactions where XLI’s customer required such credit enhancement. Each of these transactions has a “double trigger” structure, meaning that XLFA does not have to pay a claim unless both the underlying transaction and XLI default. For each of these transactions, XLFA has entered into a reimbursement agreement with XLI, pursuant to which XLI pays XLFA a fee for providing its guaranty and XLI grants XLFA a security interest in a portion of the payments received by it from its client. As of June 30, 2006 and 2005, XLFA’s aggregate net par outstanding relating to such guaranties was $526.8 million.

Effective May 1, 2004, XLI entered into an agreement with XLCA which unconditionally and irrevocably guaranties to XLCA the full and complete payment when due of all of XLFA’s obligations under its facultative quota share reinsurance agreement with XLCA, under which agreement XLFA has assumed business from XLCA since December 19, 2000. The par value of business ceded by XLCA to XLFA under the aforementioned faculative quota share reinsurance agreement which was in force at June 30, 2006 was $87.3 billion gross ($80.1 billion net). The XLI guaranty agreement terminated with respect to any new business produced by XLCA and ceded to XLFA pursuant to the faculative quota share reinsurance agreement after the effective date of the IPO.

The Company provides financial guaranty insurance policies insuring timely payment of investment agreements issued by XL Asset Funding Company I LLC (“XLAF”), an affiliate of the Company. As of June 30, 2006 and 2005, the aggregate face amount of such investment agreements insured by the Company was $3.5 billion and $3.7 billion, respectively. In addition, the Company insures XLAF’s obligations under certain derivative contracts issued and purchased by XLAF. As of June 30, 2006 the total notional value of such contracts insured was $185.8 million. For the three and six month periods ended June 30, 2006 and 2005, the Company recorded earned premiums of $1.0 million and $0.8 million, and $1.9 million and $1.4 million, respectively, relating to the aforementioned contracts.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.   Income Taxes

     XLFA is not subject to any taxes in Bermuda on either income or capital gains under current Bermuda law. In the event that there is a change such that these taxes are imposed, XLFA would be exempted from any such tax until March 2016 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, and Amended Act of 1987.

     XLCA is subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for income taxes has been determined in accordance with the principles of the consolidated tax provisions of the Internal Revenue Code and Regulations. XLCA has operations in subsidiary and branch form in certain international jurisdictions that are subject to relevant taxes in those jurisdictions. As a wholly owned subsidiary of XL RE AM through June 30, 2006, the Company was consolidated with XL America, Inc (“XLA”) for purposes of determining its U.S. federal income tax liability at such date. The paragraph below describes such tax sharing agreement. As a result of the transfer of ownership of XLCA to SCA (see Note 1), XLCA will be required to file its own federal income tax return and will no longer qualify to be consolidated with the XLA tax group subsequent to June 30, 2006.

     XLA maintains a tax sharing agreement with its subsidiaries, whereby the consolidated U.S. federal income tax liability is allocated among affiliates in the ratio that each affiliate’s separate return liability bears to the sum of the separate return liabilities of all affiliates that are members of the consolidated group. In addition, a complementary method is used which results in reimbursement by profitable affiliates to loss affiliates for tax benefits generated by loss affiliates. As of June 30, 2006 and December 31, 2005, XLCA had income tax payable of $0.2 million and $1.0 million to XLA, respectively.

     As of June 30, 2006 and December 31, 2005, XLCA had deferred income tax assets of $16.2 million and $18.8 million, respectively. In December 2005, the Company established a valuation allowance of $0.9 million relating to net unrealized capital losses and a net realized capital loss carry forward that may not be realized within a reasonable period. At June 30, 2006, such valuation allowance was $4.2 million, which resulted from an increase therein of $1.9 million and $3.3 million, respectively, during the three and six month periods ended June 30, 2006. Management believes it is more likely than not that the tax benefit relating to the Company’s deferred tax assets, net of the valuation allowance discussed above, will be realized.

     At June 30, 2006, XLCA had net unrealized capital losses and a net realized capital loss carry forward of approximately $10.3 million and $1.7 million respectively. The net realized capital loss carry forward will expire in 2011.

8.   Segments

     The Company’s business activities are organized and managed in two operating segments: financial guaranty insurance and financial guaranty reinsurance. These segments are managed separately because they provide different products or services to different customers, are subject to different regulation, and require different strategies.

     Products comprising the financial guaranty insurance segment primarily include financial guaranty insurance of public finance and structured finance debt securities and credit default swaps. Products comprising the reinsurance segment primarily include reinsurance of financial guaranty insurance products issued by financial guaranty insurance companies.

     Set forth in the tables below is certain financial information with respect to the Company’s operating segments for each of the three-month and six-month periods ended June 30, 2006 and 2005. Except for various allocations discussed below, the accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of each operating segment based on underwriting profit or loss before income taxes, nonrecurring items (e.g., items of an unusual or infrequent nature), and inter-segment transactions. Certain costs and operating expenses are allocated to each of the segments based on: (i) a review of the nature of such costs, and (ii) time studies analyzing the amount of employee compensation costs incurred by each segment.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended June 30, 2006
	Financial	Financial
	Guaranty	Guaranty
(U.S. dollars in thousands)	Insurance	Reinsurance	Total
Gross premiums written	$99,351	$—	$99,351
Reinsurance premiums assumed	—	8,292	8,292
Total premiums written	99,351	8,292	107,643
Ceded premiums	(6,160)	—	(6,160)
Net premiums written	93,191	8,292	101,483
Change in net deferred premium revenue	(43,898)	(2,044)	(45,942)
Net premiums earned	49,293	6,248	55,541
Fee income and other	971	—	971
Net losses and loss adjustment expenses	2,311	569	2,880
Acquisition costs	3,045	1,497	4,542
Operating expenses	14,608	2,884	17,492
Underwriting profit	$30,300	$1,298	$31,598

	Three Months Ended June 30, 2005
	Financial	Financial
	Guaranty	Guaranty
(U.S. dollars in thousands)	Insurance	Reinsurance	Total
Gross premiums written	$75,163	$—	$75,163
Reinsurance premiums assumed	—	7,006	7,006
Total premiums written	75,163	7,006	82,169
Ceded premiums	(8,208)	—	(8,208)
Net premiums written	66,955	7,006	73,961
Change in net deferred premium revenue	(44,637)	3,731	(40,906)
Net premiums earned	22,318	10,737	33,055
Fee income and other	—	—	—
Net losses and loss adjustment expenses	16,737	6	16,743
Acquisition costs	1,613	2,407	4,020
Operating expenses	15,538	2,198	17,736
Underwriting profit (loss)	$(11,570)	$6,126	$(5,444)

Underwriting profit is reconciled to net income as follows:

		Three Months Ended June 30,
(U.S. dollars in thousands)		2006	2005
Underwriting profit (loss)		$31,598	$(5,444)
Net investment income		16,129	12,262
Net realized (losses) gains on investments		(10,717)	42
Net realized and unrealized gains (losses) on credit derivatives		301	(4,410)
Income before income tax and minority interest.		37,311	2,450
Income tax benefit		(203)	(1,037)
Income before minority interest.		37,514	3,487
Minority interest – dividends on redeemable preferred shares		1,126	3,413
Net income		$36,388	$74

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Six Months Ended June 30, 2006
	Financial	Financial
	Guaranty	Guaranty
(U.S. dollars in thousands)	Insurance	Reinsurance	Total
Gross premiums written	$170,131	$—	$170,131
Reinsurance premiums assumed	—	19,695	19,695
Total premiums written	170,131	19,695	189,826
Ceded premiums	(13,752)	—	(13,752)
Net premiums written	156,379	19,695	176,074
Change in net deferred premium revenue	(76,742)	(5,978)	(82,720)
Net premiums earned	79,637	13,717	93,354
Fee income and other	2,231	—	2,231
Net losses and loss adjustment expenses	4,847	1,482	6,329
Acquisition costs	4,329	2,895	7,224
Operating expenses	30,045	4,542	34,587
Underwriting profit	$42,647	$4,798	$47,445

	Six Months Ended June 30, 2005
	Financial	Financial
	Guaranty	Guaranty
(U.S. dollars in thousands)	Insurance	Reinsurance	Total
Gross premiums written	$116,055	$—	$116,055
Reinsurance premiums assumed	—	17,851	17,851
Total premiums written	116,055	17,851	133,906
Ceded premiums	(19,901)	—	(19,901)
Net premiums written	96,154	17,851	114,005
Change in net deferred premium revenue	(45,275)	(3,035)	(48,310)
Net premiums earned	50,879	14,816	65,695
Fee income and other	750	—	750
Net losses and loss adjustment expenses	19,947	(998)	18,949
Acquisition costs	2,233	3,852	6,085
Operating expenses	29,025	4,304	33,329
Underwriting profit	$424	$7,658	$8,082

Underwriting profit is reconciled to net income as follows:

		Six Months Ended June 30,
(U.S. dollars in thousands)		2006	2005
Underwriting profit		$47,445	$8,082
Net investment income		31,191	23,570
Net realized losses on investments		(16,400)	(1,371)
Net realized and unrealized losses on credit derivatives		(3,549)	(2,295)
Income before income tax and minority interest		58,687	27,986
Income tax benefit		(188)	(1,023)
Income before minority interest		58,875	29,009
Minority interest – dividends on redeemable preferred shares		5,738	6,951
Net income		$53,137	$22,058

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.   Liability for Losses and Loss Adjustment Expenses

     The Company’s liability for losses and loss adjustment expenses consists of case basis reserves and unallocated reserves. Activity in the liability for losses and loss adjustment expenses is summarized as follows:

	Six Months Ended		Year Ended
	June 30,		December 31,
	2006		2005
	Case	Unallocated	Case	Unallocated
(U.S. dollars in thousands)	Reserves	Reserves	Reserves	Reserves
Unpaid losses and loss adjustment expenses at
beginning of year	$69,382	$77,986	$50,771	$64,963
Reinsurance balances recoverable on unpaid losses	52,316	16,901	43,407	17,507
Net unpaid losses and loss adjustment expenses at
beginning of year	17,066	61,085	7,364	47,456
Increase in net losses and loss adjustment expenses
incurred in respect of losses occurring in:
Current year	—	5,077	4,789	13,629
Prior years	1,252	—	7,603	—
Total net incurred losses and loss adjustment
expenses	1,252	5,077	12,392	13,629
Less net losses and loss adjustment expenses paid	(1,563)		(2,690)
Net unpaid losses and loss adjustment expenses at
end of period	16,755	66,162	17,066	61,085
Reinsurance balances recoverable on unpaid losses	52,345	18,117	52,316	16,901
Unpaid losses and loss adjustment expenses at
end of period	$69,100	$84,279	$69,382	$77,986

     Set forth below is a discussion of certain case basis reserves established by the Company. Protection with respect to loss development relating to the two closely monitored credits described in this section was provided by affiliates of XL Capital in connection with the IPO.

(a)	During the year ended December 31, 2004, the Company recorded a provision for losses of approximately $42.1 million, representing the present value loss expected to be incurred in the future with respect to an insured project financing. Because this loss represented a full limit loss to the subordinated tranche of the insured transaction, the remaining unearned premium pertaining to such tranche, which aggregated approximately $23.3 million, was fully earned resulting in a net loss, before reinsurance, of approximately $18.8 million. The portion of the insured exposure to which this loss relates was fully reinsured on a first-loss basis by XLI and, accordingly, there was no net impact on the Company’s results of operations from this loss provision. During 2005, the Company recorded an additional provision for loss relating to this transaction of $16.7 million ($8.7 million after reinsurance to affiliates), on a present value basis, to reflect certain adverse developments. There was no change in the Company’s carried reserve with respect to this insured project financing during the three and six months ended June 30, 2006. The total remaining par insured by the Company in connection with this transaction (net of applicable carried case reserves), which amortizes over the next 12 years, aggregated to approximately $296.6 million ($164.9 million net of reinsurance to XLI) at June 30, 2006. The estimate of loss was based on assumptions and estimates extending over many years into the future. There is currently no payment default with respect to this transaction. Management continues to monitor the exposure and will revise its loss estimate if necessary, as new information becomes available.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(b)	In December 2005, certain notes which were insured by the Company and collateralized by loans to medical providers (the “Insured Notes”) defaulted upon their maturity. In satisfaction of the resulting claim, the Company purchased the Insured Notes for $20.2 million, which represented the remaining outstanding principal and accrued interest on the Insured Notes. The Insured Notes were recorded as an investment at their estimated fair value of $19.5 million at the date of acquisition and are reflected in the accompanying consolidated balance sheet under the caption, “Other invested assets”. The difference between the estimated fair value of the Insured Notes at the date they were acquired and the consideration paid to acquire the notes was recorded as a paid loss of $0.7 million.

The estimate of fair value of the Insured Notes was based on the Company’s estimate of the fair value of the underlying collateral which, as previously discussed, consisted of loans to medical providers. Certain of these loans were made to Intrepid USA Healthcare Services (“Intrepid”), a national provider of home nursing services to patients with acute illnesses. Intrepid declared bankruptcy in 2004. On February 3, 2006, Intrepid emerged from bankruptcy. In connection therewith, in February 2006, the Company accepted preferred stock of Intrepid in exchange for the cancellation of a portion of the insured Notes. This preferred stock is in-substance common stock, as defined in EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock,” and represents a 49% ownership interest in Intrepid. In connection with, and critical to, Intrepid’s emergence from bankruptcy was certain exit financing obtained by Intrepid. Pursuant to the terms of the related credit agreement, Intrepid must achieve certain financial targets over certain periods of time. In certain cases, if such targets are not met, the provider of such financing can foreclose on all ownership interest in Intrepid.

In June 2006, in recognition of the challenges facing Intrepid in achieving the aforementioned financial targets for the period ended June 30, 2006, the Company and other equity holder’s and creditors in Intrepid, negotiated an agreement in principle to effect a restructuring of Intrepid’s capitalization. Pursuant to the restructuring, the Company’s ownership interest in Intrepid was reduced from 49% to 12.4%. In addition, in the three months ended June 30, 2006, the Company recognized an impairment charge of approximately $9.0 million on its investment in Intrepid reflecting management’s best estimate of the value of such investment at that date, which considered the aforementioned restructuring and an updated forecast of Intrepid’s expected future operating performance, as well as a valuation of the Company’s investment in Intrepid by an outside valuation consulting firm.

At June 30, 2006, the carrying values of the Insured Notes and preference shares in Intrepid were $1.8 million and $1.0 million, respectively.

(c)	During the year ended December 31, 2005, the Company recorded a provision for loss of $5.2 million ($3.4 million after reinsurance) representing the present value of the loss expected to be incurred in the future with respect to an insured residential mortgage securitization. There was no change in the Company’s carried reserve during the three and six months ended June 30, 2006. The total remaining par insured by the Company in connection with this transaction aggregated approximately $207.6 million ($135.3 million net of reinsurance) at June 30, 2006, and amortizes over many years into the future. The estimate of loss was based on assumptions and estimates extending over many years into the future. There is currently no payment default with respect to this transaction. Management continues to monitor the exposure and will revise its loss estimate if necessary, as new information becomes available.

     In addition to the matters discussed above, at June 30, 2006 the Company had case basis unpaid loss adjustment expenses of $3.1 million ($2.7 million net of reinsurance), which primarily relate to remediation efforts associated with the aforementioned transactions.

     The financing vehicles through which the insured exposures referred to above were issued are variable interest entities, as defined under FASB Interpretation 46/46R, “Consolidation of Variable Interest Entities”; however, the

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company is not the primary beneficiary of such entities. If the transactions are restructured or if the Company exercises its contractual rights under such transactions in the event of a default, the primary beneficiary in such transactions may have to be reconsidered. If such events occur, the Company may be required to consolidate the financing vehicles.

10. Earnings Per Share

     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. Dollars in thousands, except share amounts)	2006	2005	2006	2005
Net income	$36,388	$74	$53,137	$22,058
Basic shares(1)	46,127	46,127	46,127	46,127
Common stock equivalents	—	—	—	—
Diluted shares(1)	46,127	46,127	46,127	46,127

Net income per share:
Basic EPS	$0.79	$0.00	$1.15	$0.48
Diluted EPS	$0.79	$0.00	$1.15	$0.48

(1)	Based on 46,127,245 shares outstanding immediately prior to the initial public offering. In July 2006, a stock split of the Company’s outstanding common shares was effected. As a result, there are 46,127,245 common shares issued and outstanding just prior to the offering. The accompanying financial statements and share amounts have been retroactively adjusted for the effects of such stock split.

11. Subsequent Events

Contribution of Operating and Other Subsidiaries to SCA and Formation Transactions –

     Effective July 1, 2006, XL Insurance (Bermuda) Ltd. (“XLI”) contributed to the Company all its and XL Capital’s direct and indirect ownership interest in XLCA, XLFA, XL Financial Administrative Services Inc. (“XLFAS”). In addition, all “Formation Transactions” described in the Company’s Registration Statement on Form S-1 (SEC File No. 333-133066) were consummated on the effective date of the IPO other than the receipt by SCA of a capital contribution from XL Capital of what was estimated to be $8.4 million relating to the conversion of certain eligible compensation awarded by XL Capital to SCA employees under its long-term compensation plans to SCA long-term compensation plans. The final amount and timing of such contribution will be determined once a conversion plan is finalized by the managements and boards of directors of SCA and XL Capital. The Company currently expects that the conversion plan will be finalized by the end of the current fiscal year.

     XLFAS will be the employer of personnel providing services exclusively to XLCA and certain other SCA owned companies. In addition, at the date of the contribution of XLFAS to SCA, XLFAS’s assets consisted solely of certain fixed assets (consisting of leasehold improvements, software, and furniture and fixtures) and a nominal amount of cash necessary to fund current period payroll expenses, and XLFAS’s liabilities consisted only of accrued payroll costs for employees providing services to SCA related companies. The aggregate net carrying value of these assets and liabilities was approximately $15.4 million at July 1, 2006. The limited liability companies referred to above had no assets or liabilities at the date of contribution.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Proceeds from IPO –

     In connection with the IPO, SCA issued 18,009,119 common shares at $20.50 per share for aggregate consideration of $369.2 million. Underwriting expenses were $22.2 million and other issuance costs are expected to be approximately $5.5 million resulting in estimated net proceeds of approximately $341.5 million. Of net proceeds, $25.0 million and $175.0 million were contributed to the Company’s insurance and reinsurance businesses, respectively, to support their continuing growth, and $141.5 million was retained at the holding company. Of the proceeds retained at the holding company, the Company intends to retain less than 10% of such proceeds for general corporate purposes and to contribute over time the balance of such proceeds to the capital of the insurance and reinsurance subsidiaries to support future growth in their respective businesses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below.

Overview

  General

     We are a Bermuda-domiciled holding company whose operating subsidiaries provide credit enhancement and protection products to the public finance and structured finance markets throughout the United States and internationally.

     We provide credit enhancement and protection through the issuance of financial guaranty insurance policies and credit default swaps, as well as the reinsurance of financial guaranty insurance and credit default products written by other insurers. Financial guaranty insurance provides an unconditional and irrevocable guaranty to the holder of a debt obligation of full and timely payment of principal and interest. In the event of a default under the obligation, the insurer has recourse against the issuer and/or any related collateral (which is more common in the case of insured asset-backed obligations or other non-municipal debt) for amounts paid under the terms of the policy. Credit default swaps are derivative contracts that offer credit protection relating to a particular security or pools of specified securities. Under the terms of a credit default swap, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a referenced security. Our financial guaranty reinsurance provides a means by which financial guaranty insurance companies can manage and mitigate risks in their in-force business and/or increase their capacity to write such business.

  Initial Public Offering

     On August 4, 2006, we completed the sale of 18,009,119 of our common shares through an initial public offering (the “IPO”) at $20.50 per share for aggregate consideration of $369.2 million. Underwriting expenses were $22.2 million and other issuance costs are expect to be approximately $5.5 million resulting in estimated net proceeds of approximately $341.5 million. In addition, XL Capital sold 4,438,609 of its common share holdings in SCA directly to the public in a secondary offering concurrent with our IPO and another 992,165 commons shares of SCA pursuant to the exercise of the underwriters over-allotment option. As a result, after the IPO, the aforementioned secondary offering, the exercise of the underwriters’ over-allotment option, and restricted share awards to management of SCA, XL Capital’s ownership of SCA’s outstanding common shares represents approximately a 63 percent economic interest in SCA. As a result of limitations on XL Capital’s voting power contained in our Bye-laws, the votes conferred by the common shares owned by XL Capital will not exceed, with respect to elections of directors, 50.1% of the aggregate voting power of all common shares entitled to vote generally at any election of directors or, with respect to any other matter presented to our shareholders for their action or consideration, 47.5% of the aggregate voting power of all common shares entitled to vote on such matter. See Liquidity and Capital Resources for further details regarding the use of proceeds.

     In addition, all “Formation Transactions” described in the Company’s Registration Statement dated August 1, 2006 were consummated on the effective date of the IPO other than the receipt by SCA of a capital contribution from XL Capital of what was estimated to be $8.4 million relating to the conversion of certain eligible compensation awarded by XL Capital to SCA employees under its long-term compensation plans to SCA long-term compensation plans. The final amount and timing of such contribution will be determined once a conversion plan is finalized by the managements and boards of directors of SCA and XL Capital. We currently expect that the conversion plan will be finalized by the end of the current fiscal year.

  Key Factors Affecting Profitability

     We believe that the financial guaranty business is significantly affected by economic cycles. For example, a robust economy featuring a good or improving credit environment is beneficial to the in-force portfolios of financial guaranty insurers and reinsurers. Historically, however, when such conditions have existed for an extended period, credit spreads tend to narrow and pricing and demand for financial guaranty insurance and reinsurance tend to decline. A deteriorating economic and credit environment, in contrast, is typically marked by widening credit spreads and increasing pricing for financial guaranty products. However, a prolonged period of weak or declining economic activity could stress in-force financial guaranty insured portfolios and result in claims or could adversely impact capital adequacy due to deterioration in the credit quality of in-force insured portfolios. During the past several years, economic conditions and the credit environment have been strong and, as a result, credit spreads have generally narrowed and new aggregate business production of primary insurers has generally slowed.

     We derive our revenues principally from: (i) premiums from our insurance and reinsurance businesses, (ii) net investment income and net realized gains and losses from our investment portfolio supporting these businesses and (iii) realized and unrealized gains and losses on credit derivatives.

     Our premiums are a function of the amount of par or notional amount of debt obligations that we guaranty, market prices and the type of debt obligation guarantied. We receive premiums either on an upfront basis when the policy is issued or the contract is executed or on an installment basis over the life of the applicable transaction.

     Premiums are accounted for as written when due; therefore when we enter into policies that provide for upfront premium, all of the premium on the policy is accounted for as written generally when the policy commences. The portion of the upfront premium that has been written but has not yet been earned is carried on our balance sheet as deferred premium revenue. When we enter into policies that provide for installment premium, only that installment of the premium that is then due (generally the current monthly, quarterly or semiannual installment) is accounted for as written. Future premium installments during the remainder of the life of the installment-based policy are not reflected on our balance sheet. Therefore, the amount of total premiums written that we report for any period will be affected by the mix of policies that we wrote in that period on an “upfront” and, in that period and prior periods, on an “installment” basis. Generally, a financial guaranty insurance company with a growing in-force book of business should recognize an increasing amount of net earned premium from policies written in prior reporting periods, whether premiums are received on an upfront or installment basis. Future installments of premium on business written in a year are sometimes reported by financial guarantors as a component of adjusted gross premiums, a non-GAAP financial measure. The amount of installment premiums actually realized by us in the future (and that would be otherwise reflected in revenue) could be reduced due to factors such as early termination of insurance contracts or accelerated prepayments of underlying obligations. See “—Critical Accounting Policies and Estimates” below for a description of how such premiums are earned.

     The following is a reconciliation of adjusted gross premiums to total premiums written, which is the most directly comparable GAAP financial measure:

	Financial Guaranty Insurance		Financial Guaranty Reinsurance		Consolidated Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(U.S dollars in millions)	2006	2005	2006	2005	2006	2005
Adjusted gross premiums	$150.7	$129.4	$6.8	$6.9	$157.5	$136.3
Present value of estimated
future installment
premiums written and
assumed on contracts
issued in the current
period, discounted at 7%	(77.6)	(77.8)	(2.2)	(5.2)	(79.8)	(83.0)
Total upfront premiums
written	73.1	51.6	4.6	1.7	77.7	53.3
Total installment premiums
written	26.3	23.5	3.7	5.3	30.0	28.8
Total premiums written	$99.4	$75.1	$8.3	$7.0	$107.7	$82.1

	Financial Guaranty Insurance		Financial Guaranty Reinsurance		Consolidated Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(U.S dollars in millions)	2006	2005	2006	2005	2006	2005
Adjusted gross premiums	$247.6	$167.4	$20.0	$11.7	$267.6	$179.1
Present value of estimated
future installment
premiums written and
assumed on contracts
issued in the current
period, discounted at 7%	(128.5)	(99.3)	(9.1)	(3.1)	(137.6)	(102.4)
Total upfront premiums
written	119.1	68.1	10.9	8.6	130.0	76.7
Total installment premiums
written	51.1	48.0	8.7	9.3	59.8	57.3
Total premiums written	$170.2	$116.1	$19.6	$17.9	$189.8	$134.0

     Our investment income is a function of the amount of our invested assets and the yield that we earn on those assets. The investment yield will be a function of market interest rates at the time of investment, as well as the type, credit quality and duration of our invested assets. In addition, we could realize gains or losses on the sale of securities in our investment portfolio or recognize an other-than-temporary impairment as a result of changing market conditions, including changes in market interest rates, and changes in the credit quality of our invested assets.

     Unrealized gains and losses on credit derivatives and insurance policies that we account for as derivative contracts are a function of changes in the estimated fair value of those contracts. We expect these unrealized gains and losses to fluctuate primarily based on changes in credit spreads and the credit quality of the referenced securities. We generally hold these derivative contracts to maturity. When we hold a derivative contract to maturity, the cumulative unrealized gains and losses will net to zero if we incur no credit losses on that contract. In certain circumstances, we may choose to terminate a credit derivative prior to its maturity (for example, upon a deterioration in underlying credit quality).

     Our expenses primarily consist of losses and loss adjustment expenses, acquisition costs, operating expenses, and income taxes. Losses and loss adjustment expenses are a function of the quality, amount and type of business we guaranty and are based upon estimates. The risks inherent in our credit enhancement businesses have a low expected frequency of loss and, at the time we accept such risk, generally will be of investment-grade quality without the benefit of credit enhancement provided by us through the issuance of our insurance policies and credit default swaps. Acquisition costs are related to the production of new business and are generally deferred and recognized over the period in which the related premiums are earned. See “—Critical Accounting Policies and Estimates—Deferred Acquisition Costs and Deferred Ceding Commissions.” Operating expenses consist primarily of costs relating to compensation of our employees, information technology, office premises and professional fees. Income taxes are a function of our profitability and the applicable tax rate in the various jurisdictions in which we do business.

     We review our periodic sales performance by reviewing a measure known as “adjusted gross premiums.” Adjusted gross premiums for any period equals the sum of: (i) upfront premiums written in such period, (ii) current installment premiums on business written in such period and (iii) expected future installment premiums on contracts written during such period that remain in force and for which there is a binding obligation on the part of the insured to pay the future installment premiums, discounted at 7%, which we refer to as the “present value of future installment premiums,” or “PVFIP,” on business written during such period. The 7% discount rate was established when our subsidiaries first started reporting Adjusted Gross Premiums based upon the view that 7% was the appropriate discount for these future premiums and that rate has not been changed in order to preserve comparability among periods. This measure adjusts for the fact, as described above, that upfront premiums are recorded in full as total premiums written when written but future installment premiums are not, even though the volume of insured business we are writing is essentially the same. PVFIP is not reflected on our consolidated balance sheet. PVFIP can be negatively affected by prepayments and refundings, early terminations, credit losses or other factors impacting our in-force book of business.

     Finally, we also measure our performance by net income excluding: (i) net realized gains (losses) on investments and (ii) earned premiums from refundings.

  Segments

     Our businesses are organized and managed in two independent operating segments: financial guaranty insurance and financial guaranty reinsurance. Our financial guaranty insurance segment offers financial guaranty insurance policies and credit default swaps. Our financial guaranty reinsurance segment reinsures financial guaranty policies and credit default swaps issued by other monoline financial guaranty insurance companies. We evaluate the performance of each operating segment based upon underwriting profit or loss before income taxes, nonrecurring items (for example, items of an unusual or infrequent nature) and inter-segment transactions. Certain costs and operating expenses are allocated to each of the segments based upon: (i) a review of the nature of such costs and (ii) time studies analyzing the amount of employee compensation costs incurred by each segment. Except for the foregoing allocations, the accounting policies of the segments are the same as those described in the summary of significant accounting policies in our consolidated financial statements presented in our Registration Statement on Form S-1 (SEC File No. 333-133066).

Executive Overview

     See certain information with respect to members of our Board of Directors, Executive Officers and Key Employees in our Registration Statement on Form S-1 (SEC File No. 333-133066).

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results will likely differ from those estimates, and those differences may be material.

     Critical accounting policies and estimates are defined as those that require management to make significant judgments, as well as those where results therefrom may be materially different under different assumptions and conditions. We have identified the accounting for: losses and loss adjustment expenses, the valuation of credit default swaps and investments, premium revenue recognition, deferred acquisition costs, and deferred income taxes, as critical accounting policies.

     An understanding of our accounting policies for these items is of critical importance to understanding our consolidated financial statements. The following discussion provides more information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to our audited financial statements and interim condensed consolidated financial statements in our Registration Statement on Form S-1 (SEC File No. 333-133066) , as well as the note to our interim condensed consolidated financial statements presented elsewhere herein.

  Reserves for Losses and Loss Adjustment Expenses

     The financial guaranties that we issue insure scheduled payments of principal and interest due on various types of financial obligations against payment default by the issuers of such obligations. We establish reserves for losses and loss adjustment expenses on such business based on our best estimate of the ultimate expected incurred losses. Our estimated ultimate expected incurred losses are comprised of: (i) case basis reserves, (ii) unallocated reserves, and (iii) cumulative paid losses to date. Establishment of such reserves requires the use and exercise of significant judgment by management, including with respect to estimates regarding the occurrence and amount of a loss on an insured obligation. Estimates of losses may differ from actual results and such difference may be material, due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred. Examples of these events include changes in the level of interest rates, credit deterioration of insured obligations, and changes in the value of specific assets supporting insured obligations. Both qualitative and quantitative factors are used in establishing such reserves. In determining the reserves, management considers all factors in the aggregate, and does not attribute the reserve provisions or any portion thereof to any specific factor. Any estimate of future costs is subject to the inherent limitation on our ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and loss adjustment expenses will vary, perhaps materially, from any estimate.

     Case basis reserves on financial guaranty insurance business written are established by us with respect to a specific policy or contract upon receipt of a claim notice or when management determines that (i) a claim is probable in the future based on specific credit events that have occurred and (ii) the amount of the ultimate loss that we will incur can be reasonably estimated. As specific case basis reserves are established we consider whether any changes are required to the assumptions underlying the calculation of unallocated reserves (which are discussed below) as a result of such activity. As case basis reserve activity to date has been almost exclusively limited to the two cases explained below, we have not adjusted our unallocated reserves assumptions due to such activity. The amount of the case basis reserve is based on the net present value of the expected ultimate loss and loss adjustment expense payments that we expect to make, net of expected recoveries under salvage and subrogation rights. Case basis reserves are determined using cash flow or similar models to estimate the net present value of the anticipated shortfall between (i) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (ii) anticipated cash flow from the proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries. A number of quantitative and qualitative factors are considered when determining or assessing, in management’s judgment, the need for a case basis reserve. These factors may include the creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured, the projected cash flow or market value of any assets that collateralize or secure the insured obligation, and the historical and projected loss rates on such assets. Other factors that may affect the actual ultimate loss include the state of the economy, changes in interest rates, rates of inflation and the salvage values of specific collateral. Case basis reserves are generally discounted at a rate reflecting the yield on our investment portfolio during the period the case basis reserve is established. We believe this yield is an appropriate rate to discount our reserves because it reflects the rate of return on the assets supporting such business. When a case basis reserve is established for a guarantied obligation whose premium is paid on an upfront basis, we continue to record premium earnings on such policy over its remaining life, unless we have recorded a full limit loss with respect to such policy, in which case the remaining deferred premium revenue relating thereto is immediately reflected in earnings. When a case basis reserve is established for a guarantied obligation whose premium is paid on an installment basis, those premiums, if expected to be received prospectively, are considered a form of recovery and are no longer earned as premium revenue.

     Case basis reserves on financial guaranty reinsurance assumed are generally established by us upon notification from ceding companies. Case basis reserves are established by us based upon our ceding companies and our proportionate share of these reserves are reported by them to us on a monthly basis, as well as the results from our periodic reviews of our ceding companies’ underwriting and surveillance procedures. Based on our evaluation of the loss activity reported to us on a monthly basis, we may, in management’s judgment, establish case reserves greater than those reported by the ceding companies. Our reinsurance contracts require ceding companies to submit monthly statements of premium and loss activity for the period, as well as information regarding the performance of reinsured contracts on the ceding companies’ equivalent of our list of closely monitored credits discussed below. This information is recorded into our records upon receipt of the monthly statements. Due to the timing of the receipts of such statements from our ceding companies, we record such activity on a one-month lag. Therefore, each annual reporting period includes a full twelve months of actual activity based on reports for each of the months from December 1 of the prior calendar year through November 30 of the reporting year. Because such activity principally consists of premium and related activity, we believe that reporting such activity on a one-month lag allows us to record more accurate information than if we were to estimate such activity for one month, and we compare our calendar year results to our results recorded on a one-month lag for reasonableness. Further, because only a small percentage of premium written recorded in a particular month is earned in the same month, the impact of the one-month lag on earned premiums is not material.

     In assessing whether a loss is probable, management considers all available qualitative and quantitative evidence. Qualitative evidence may take various forms and the nature of such evidence will depend upon the type of insured obligation and the nature and sources of cash flows to fund the insured obligation’s debt service. For example, such evidence with respect to an insured special revenue obligation such as an obligation supported by cash flows from a toll road would consider traffic statistics such as highway volume and related demographic information, whereas an insured mortgage backed securitization would consider the quality of the mortgage loans supporting the insured obligation including delinquency and foreclosure rates, loan to value statistics, market valuation of the mortgaged properties and other pertinent information. In addition, management will make qualitative judgments with respect to the amount by which certain other structural protections built into the transaction are expected to limit our loss exposure. Examples of such structural protections may include: (i) rate covenants, which generally stipulate that issuers (i.e. public finance issuers) set rates for services at certain pre-determined levels (i.e. water and sewer rates which support debt obligations supported by such revenues), (ii) springing liens, which generally require the issuer to provide additional collateral upon the breach of a covenant or trigger incorporated into the terms of the transaction, (iii) consultant call-in rights, which provide, under certain circumstances, for a consultant to be engaged to make certain binding recommendations, such as raising rates or reducing expenses, (iv) the ability to transfer servicing of collateral assets to another party, and (v) other legal rights and remedies pursuant to representations and warranties made by the issuer and written into the terms of such transactions. Quantitative information may take the form of cash flow projections of the assets supporting the insured debt obligation (which may include, in addition to collateral assets supporting the obligation, structural protections subordinate to the attachment point of our risk, such as cash reserve accounts and letters of credit), as well as (to the extent applicable) other metrics indicative of the performance of such assets and the trends therein. Management’s ability to make a reasonable estimate of its expected loss depends upon its evaluation of the totality of both the available quantitative and qualitative evidence, and no one quantitative or qualitative factor is dispositive.

     In addition to case basis reserves, we maintain an unallocated loss reserve for expected losses inherent in our in-force business (consisting of both financial guaranty insurance and reinsurance business) that we expect to emerge in the future. Our unallocated loss reserves represent our estimated ultimate liability from claims expected to be incurred in the future under our in-force insured and reinsured policies less outstanding case basis reserves and cumulative paid claims to date on such policies. Our unallocated reserves are estimated by management based upon an actuarial reserving analysis. The actuarial methodology applied by us is in accordance with Actuarial Standards of Practice No. 36, Determination of Reasonable Provision. The methodology applied is based on the selection of an initial expected loss ratio, as well as an expected loss emergence pattern (i.e., the expected pattern of the expiration of risk on insured and reinsured in-force policies). Salvage and subrogation recoveries are implicit in our selected expected ultimate loss ratio as such ratio is derived from industry loss experience, which is net of salvage and subrogation recoveries (i.e., from the liquidation of supporting or pledged collateral assets). The implicit inclusion of salvage and subrogation recoveries in our selected expected ultimate loss ratio is consistent with management’s explicit consideration of collateral support in the establishment of its case basis reserves.

     We update our estimates of losses and loss adjustment expense reserves quarterly and any resulting changes in reserves are recorded as a charge or credit to earnings in the period such estimates are changed. In connection therewith, our unallocated reserves are adjusted each period to reflect (i) revisions to management’s estimate of expected ultimate losses, if any, and (ii) the underlying par risk amortization of the related insured and reinsured in-force business (i.e., loss emergence pattern). As stated above, our estimated ultimate expected incurred losses are comprised of: (i) case basis reserves, (ii) unallocated reserves, and (iii) cumulative paid losses to date. As management establishes case basis reserves and pays claims it may, based on its judgment, reduce or increase the ultimate expected loss ratio used to determine unallocated reserves to reflect its best estimate of expected ultimate loss experience. In addition, under our accounting policy management may, based on its judgment, reduce unallocated reserves in response to significant case basis reserve and or paid loss activity. Management would only expect such reductions to occur in limited instances, such as economic events generating significant loss activity. Management has not viewed our case basis reserve and unallocated reserve activity to date to warrant a reduction of our unallocated reserves. In each quarterly period, there is an interplay between case basis reserves, unallocated reserves and cumulative paid losses to date, such that the aggregate thereof represents management’s best estimate of the ultimate losses it expects to incur on our in-force business. The process of establishing unallocated reserves and periodically revising such reserves to reflect the underlying par risk amortization and management’s current best estimate of ultimate losses will ultimately cause the cumulative loss experience over the life of a particular underwriting year’s business to equal the cumulative inception-to-date actual paid losses on such business.

     We adopted our current unallocated reserve methodology in 2001. In selecting our initial expected loss ratio we analyzed the data available to us on historic earned premium and ultimate losses of the financial guaranty industry. Our analysis of industry loss ratios is updated on an annual basis. The analysis utilizes loss and premium data filed by the three largest companies in the financial guaranty insurance industry in Schedule P of their annual statutory financial statements. These statutory filings provide data for ten calendar years and exclude unallocated reserves. Information on unallocated reserves is obtained from Annual Reports filed with the SEC on Form 10-K and is combined with the Schedule P data to estimate ultimate loss ratios for each of the preceding ten years. The mean ten-year observed historic industry loss ratio resulting from our initial analysis encompassing years 1991 through 2000 was 13%.

     Our most recent analysis included years 1995 through 2004 and indicated an average industry loss ratio of 16%, or three percentage points higher than the 2001 analysis. Management further reviewed the individual loss years and, where possible, the events that caused this industry increase. Management noted that 1998 and 2002 were particularly adverse for the financial guaranty industry due to credit events following the stock market decline in 1997 and the Enron collapse in 2001 as well as that certain individual losses were in bond sectors in which we do not actively participate. Accordingly, in the judgment of management the increase in the industry loss ratio compared to the 2001 analysis was not indicative of an overall deterioration in our expected loss activity.

     Our initial selection of an initial expected loss ratio (and subsequent periodic updates thereof) is based on management’s judgment and considered: (i) the characteristics of our in-force financial guaranty insurance and reinsurance business (e.g., principally the mix of our in-force financial guaranty insurance and reinsurance business between public finance and structured finance business; however, we also considered the various bond sectors comprising our insured and reinsured in-force business, as well as the credit profile of our insured and reinsured portfolio of business), (ii) our actual loss experience, (iii) the characteristics, discussed above, of our in-force financial guaranty insurance and reinsurance business in relation to the insured in-force business of companies comprising the financial guaranty industry and (iv) the actual loss experience of companies comprising the industry from our analysis referred to above. Other factors impacting market default levels and the assumptions important to our reserving methodology are implicit in our initial expected loss ratio. Such factors may include interest rates, inflation, taxes, industry trends in the valuation of certain asset classes and the overall credit environment. Based on this comparison, we adjust our expected loss ratio, as we consider necessary, to ensure that such ratio continues to be appropriate for the risks inherent in our in-force business.

     When we adopted our current unallocated reserve methodology in 2001 we selected an initial expected loss ratio of 25%. Our selection was based on the following qualitative factors, which involved the exercise of management’s judgment: (i) the low-frequency/high-severity nature of the business which resulted in considerable volatility in the loss ratios by year and by company reflected in the analysis discussed above, (ii) our limited loss experience reflecting the fact that we commenced operations in 1999, and (iii) the fact that the sample loss ratio data in the analysis was drawn from industry data which reflect a balanced mix of public and structured finance business during a robust growth economy, whereas our in-force insurance business was more heavily weighted toward structured finance business. Accordingly, the ultimate loss ratios from the industry data were lower than that expected for our in-force business.

     Our methodology applies the initial expected loss ratio to earned premium during the period from our entire in-force book of business (after exclusion of the effect on earned premium of refunding and full limit losses because no more risk exists on these related policies). Significant changes to any variables on which our initial expected loss ratio is based, over an extended period of time, will likely result in an increase or decrease in such ratio. For example, a shift in business written for sectors with high default rates would likely increase our expected loss ratio, while a shift for sectors with low default rates would likely decrease our expected loss ratio. Additionally, increases in default rates relative to our insured portfolio and in our actual loss experience or decreases in statistical recovery rates and in our actual recovery experience would increase our expected loss ratio, while the inverse would likely decrease our expected loss ratio.

     Since the selection of our initial expected loss ratio of 25%, our periodic update and analysis of the adequacy of such loss ratio resulted in no change to the ratio for each of the years ended December 31, 2002 and 2003. During the three months ended September 30, 2004 we adjusted our initial expected loss ratio to 20% in recognition of the cumulative experience of our business to that point in time, as well as the increasing percentage of our in-force business from public finance insurance which resulted from the decision of management in 2003 to expand its insurance business in that sector. This change resulted in approximately a $15.0 million decrease in unallocated loss reserves, which decrease was substantially offset by a change in the estimated expected loss emergence pattern of our in-force business due to the availability of more detailed information as a result of the implementation in 2004 of a new automated information system. Management also considered its industry studies described above as supportive of management’s change in the initial expected loss ratio in 2004, for the reasons described above. Our updated analysis in 2005 indicated that no change was necessary in our expected loss ratio of 20% from that in 2004. The aforementioned analysis is scheduled to be updated during the 3rd quarter of 2006.

     Our expected loss emergence pattern is determined by underwriting year based on the par amortization schedules of the underlying insured and reinsured debt obligations comprising our in-force business. We adjust or realign the expected loss emergence pattern each quarter to reflect the underlying changes in our in-force business (for example, changes in the average life of in-force business resulting from changes in the mix of business and risk or par expiration). Analysis of the risk demographic by underwriting year demonstrates that, while the proportionate mix of municipal versus structured finance business may fluctuate from year to year, the average outstanding life parameter within each product type remains fairly stable between underwriting years. Structured finance business will typically have an aggregate average life of 5 to 10 years and municipal finance business will typically have an aggregate average life of 15 to 20 years. In addition, management believes that loss emergence for structured finance business tends to be front-loaded. For example, underperformance in the early periods of a consumer-asset-backed security is generally of particular concern from the standpoint of potential loss manifestation. However, early underperformance does not necessarily predict that an incurred loss will result and, in certain instances, a restructuring of the transaction can mitigate a loss event. Conversely, if structured finance deals perform more or less as expected in the early stages, collateral protection multiples usually increase with time and, accordingly, the loss propensity decreases. Similarly, municipal default statistics demonstrate a propensity toward increased relative defaults in the early years and less in the later years. Once a municipality has established its revenue flows to meet its debt borrowing obligations and these are performing as expected, it becomes increasingly unlikely that the existing debt burden cannot be adequately serviced in the future from the same revenue base. Management believes it is reasonable to estimate the loss emergence pattern by reflecting the proportionate mix of municipal versus structured finance.

     Our unallocated loss reserve is established on an undiscounted basis and represents management’s best estimate of losses that we will incur in the future as a result of credit deterioration in our in-force business but which have not yet been specifically identified. We do not attempt to apportion unallocated reserves by type of product.

     The following example illustrates our method for calculating unallocated reserves over the life of a financial guaranty contract.

     For the purposes of the following example, we assume a 15-year financial guaranty contract with a $1,000 upfront premium that is earned in proportion to the expiration of related risk, as described in Critical Accounting Policies and Estimates—Premium Revenue Recognition. The example below assumes the guaranty contract was written in 2005 and shows how premiums would earn, as well as how unallocated reserves are calculated and amortized over the loss emergence pattern. The application of the methodology set forth in this example is indicative of how this methodology applies to our entire in-force business. The assumed loss emergence pattern represented by the “Fraction of Loss Exposure Exhausted” (column (3)) and the selected initial expected loss ratio of 20%, is shown in the calculation in column (4). For purposes of this example we applied the selected initial expected loss ratio of 20% on a policy level; however, we apply in practice the selected initial expected loss ratio on a portfolio-wide basis to earned premium during the period from our entire in-force book of business. The first table below illustrates the establishment of the unallocated reserve and run-off of such reserve as the par at risk of the insured obligation in the example amortizes. The second table below is the same as the first table except that a column is added to illustrate the periods in which the model assumes case reserve and paid loss activity to occur and the related amounts. In accordance with our methodology, as management establishes case basis reserves and pays claims it may, based on its judgment, reduce or increase the ultimate expected loss ratio used to determine unallocated reserves to reflect its best estimate of expected ultimate loss experience. We have described above the interrelationship of unallocated reserves, case basis reserves and cumulative paid losses to date as well as the methodology for selecting our initial loss ratio. As previously stated, the process of establishing unallocated reserves and periodically revising such reserves to reflect the underlying par risk amortization and management’s current best estimate of ultimate losses will ultimately cause the cumulative loss experience over the life of a particular underwriting year’s business to equal the cumulative inception-to-date actual paid losses on such business. The third table below illustrates by an example the impact of actual loss experience different from that assumed in the second table.

			Selected
		ITD (Cumulative)	Unallocated
		Fraction of	Reserve As of	Booked
	Inception-to-Date (“ITD”)	Loss Exposure	December 31 of	Unallocated Ratio
Year	Earned Premium(1)	Exhausted(2)	the Applicable Year	on ITDEarned
(1)	(2)	(3)	(4)= (2) * 20% * (1 - (3))	(5) = (4) ÷(2)
2005	$221	0.075	$41	18.5%
2006	$376	0.422	$43	11.6%
2007	$497	0.685	$31	6.3%
2008	$596	0.817	$22	3.7%
2009	$678	0.885	$16	2.3%
2010	$747	0.924	$11	1.5%
2011	$805	0.947	$8	1.1%
2012	$854	0.963	$6	0.7%
2013	$894	0.974	$5	0.5%
2014	$926	0.981	$3	0.4%
2015	$952	0.987	$2	0.3%
2016	$972	0.992	$2	0.2%
2017	$986	0.995	$1	0.1%
2018	$996	0.998	$0	0.0%
2019	$1,000	0.998	$0	0.0%

(1)	Earned Premium is after giving effect to considerations for refundings and full limit losses.
(2)	Fraction of Loss Exposure Exhausted represents the percentage of insured par (risk exposure) that has been amortized.

     Implicit in this technique is an assumption with respect to the timing of reported losses. Since our initial expected loss ratio is 20%, the assumed reported losses are the amounts needed to achieve a 20% ITD ultimate expected loss ratio on the business. (These estimated cumulative reported losses are in column (4) below.) The table below adds the implicit assumptions to the table above, and then shows the total expected incurred losses at successive year-ends.

		Selected	Estimated
		Unallocated	Cumulative	Cumulative
	ITD	Reserve As of	Reported Losses	Total
	Earned	December 31 of	As of December 31	Estimated
Year	Premium(1)	the Applicable Year	of the Applicable Year	Incurred Losses
(1)	(2)	(3)	(4)= (2)*20% - (3)	(5) = (3) +(4)
2005	$221	$41	$3	$44
2006	$376	$43	$32	$75
2007	$497	$31	$68	$99
2008	$596	$22	$97	$119
2009	$678	$16	$120	$136
2010	$747	$11	$138	$149
2011	$805	$8	$153	$161
2012	$854	$6	$164	$171
2013	$894	$5	$174	$179
2014	$926	$3	$182	$185
2015	$952	$2	$188	$190
2016	$972	$2	$193	$194
2017	$986	$1	$196	$197
2018	$996	$0	$199	$199
2019	$1,000	$0	$200	$200

(1)      Earned Premium is after giving effect to considerations for refundings and full limit losses.

     Actual losses will not be reported in accordance with expectation, and the ultimate loss ratio will likely be different than that expected. A substitution of an alternative reporting pattern than expected, as compared to that set forth in the previous table, demonstrates the effect thereof. In the table that follows, we assume that over time, our sample guaranty contract generates $170 in losses, yielding a 17% actual ultimate loss ratio.

		Selected	Alternative
		Unallocated	Cumulative	Cumulative
	ITD	Reserve As of	Reported Losses	Total
	Earned	December 31 of	As of December 31	Estimated
Year	Premium(1)	the Applicable Year	of the Applicable Year	Incurred Losses
(1)	(2)	(3)	(4)	(5) = (3) +(4)
2005	$221	$41	$0	$41
2006	$376	$43	$0	$43
2007	$497	$31	$40	$71
2008	$596	$22	$130	$152
2009	$678	$16	$130	$146
2010	$747	$11	$130	$141
2011	$805	$8	$145	$153
2012	$854	$6	$145	$151
2013	$894	$5	$145	$150
2014	$926	$3	$170	$173
2015	$952	$2	$170	$172
2016	$972	$2	$170	$172
2017	$986	$1	$170	$171
2018	$996	$0	$170	$170
2019	$1,000	$0	$170	$170

(1)      Earned Premium is after giving effect to considerations for refundings and full limit losses.

     Our total reserves for losses and loss adjustment expenses represent a small fraction of our insured and reinsured in-force par outstanding, which reflects the nature of the business we underwrite and the loss experience of the industry. We believe that our reserves are adequate to cover our expected ultimate losses. However, due to the inherent uncertainties of estimating reserves for loss and loss adjustment expenses, actual experience may differ from the estimates reflected in our consolidated financial statements, and the differences may be material. Differences exist within the financial guaranty industry with regard to the methodology and measurement of such reserves. While we believe that the principles we apply are the most appropriate for our business and have applied them consistently within the periods presented, alternate methods may produce different estimates as compared to the current methodology we use. Accounting practices in the financial guaranty insurance and reinsurance industry are currently being reviewed by applicable regulatory bodies and any changes required by that review could have a material effect on the reported operating results and financial condition of the industry or particular market participants, including us, depending on the extent to which current policies differ from those promulgated by such regulatory bodies.”

     Our surveillance department is responsible for monitoring the performance of our in-force portfolio. They maintain a list of credits that they have determined need to be closely monitored and, for certain of those credits, they undertake remediation activities they determine to be appropriate in order to mitigate the likelihood and/or amount of any loss that we could incur with respect to such credits.

     Our surveillance department focuses its review on monitoring the lower-rated bond sectors. It tracks performance monthly to try to ensure that covenants have not been breached. Once a covenant is breached we may have the right to put the transaction into rapid amortization so that all cash flow generated from that transaction is used to pay down principal and stay current with interest. Typically, we review periodically servicing and trustee reports to help track coverage levels, enhancement levels, delinquency levels, loss frequency, loss severity and total losses and compare these performance metrics with the metrics that were made available at the time the transaction was closed. If losses are above projections we will analyze the reasons for the deviation. In some cases it may be an indication of servicing problems where loans are delinquent and are not put into foreclosure in time to maximize recovery. Typically, once to twice per year we audit servicers of loans and other assets supporting our insured obligations to better understand their servicing practices and to identify potential servicing problems, if any. Management believes that this is an important safeguard, as servicers are required to indemnify us against failure to adhere to the servicing standards set forth in the servicing agreements.

     Our surveillance department also analyzes whether a claim on our policy is probable. In some cases, we will engage an outside consultant with appropriate expertise in the underlying collateral assets and respective industries to assist management in examining the underlying collateral and determining the projected loss frequency and loss sever-

ity. In such case, we will use that information to run a cash flow model, which includes enhancement levels and debt service to determine whether a claim is probable, possible or not likely.

     The activities of our surveillance department are integral to the identification of specific credits that have experienced deterioration in credit quality and to the assessment of whether losses on such credits are probable, as well as any estimation of the amount of loss expected to be incurred with respect to such credits. Closely monitored credits are divided into four categories: (i) Special Monitoring List—investment grade credits where a covenant or trigger may be breached or is close to being breached and warrants closer monitoring; (ii) Yellow Flag List—credits that we determine to be non-investment grade but a loss or claim is unlikely; (iii) Red Flag List—credits where we do not expect an ultimate loss but a claim is possible but not probable; and (iv) Loss List—credits where we have either paid a loss or expect to suffer a loss and have recorded a case reserve. Out of over 1,600 credits in our in-force portfolio only 20 credits are in one of the four above categories. Credits that are not closely monitored credits are considered fundamentally sound, normal risk.

     Our management establishes reserves for losses and loss adjustment expenses following consultation with our Loss Reserve Committee, which is comprised of senior members of management, including senior management of our surveillance department.. Both qualitative and quantitative factors are used in establishing such reserves. In determining the reserves, management considers all factors in the aggregate, and does not attribute the reserve provisions or any portion thereof to any specific factor.

     The following table presents our consolidated in-force financial guaranty net par outstanding at December 31, 2005 and June 30, 2006 by category of closely monitored credit:

	As of June 30, 2006		As of December 31, 2005
	Net Par	% of Net Par	Net Par	% of Net Par
(in millions, except percentages)	Outstanding	Outstanding	Outstanding	Outstanding
Fundamentally sound normal risk	$97,748	99.0%	$80,572	98.4%
Closely monitored credits(1):
Special monitoring	573	0.6%	692	0.8%
Yellow flag	75	0.1%	230	0.3%
Red flag	39	0.0%	40	0.1%
Loss list(2)	303	0.3%	357	0.4%
Subtotal	990	1.0%	1,319	1.6%
Total	$98,738	100.0%	$81,891	100.0%

(1)	Protection with respect to loss development relating to the two closely monitored credits described in this section was provided by affiliates of XL Capital in connection with the IPO.
(2)	At December 31, 2005 and June 30, 2006, the loss list consisted of five and four guaranty contracts, respectively, with remaining net par outstanding of $357.3 million and $303.0 million, respectively, against which $69.4 million and $69.1 million, respectively, of gross case basis reserves were carried, which transactions are described below.

     The following table sets forth our consolidated in-force financial guaranty net par outstanding as of the dates indicated by S&P rating category.

	Outstanding	Percent of	Outstanding at	Percent of
	at June 30,	Total Net Par	December 31,	Total Net Par
(in millions, except percentages)	2006	Outstanding	2005	Outstanding
S&P Rating Category(1):
AAA	$27,799	28.1%	$22,697	27.7%
AA	12,114	12.3%	10,640	13.0%
A	32,249	32.7%	27,185	33.2%
BBB	26,145	26.5%	20,962	25.6%
Below investment grade(2)	431	0.4%	407	0.5%
Total	$98,738	100.0%	$81,891	100.0%

(1)	If unrated by S&P, an internal assessment of underlying credit quality is used to calculate a rating.
(2)	Protection with respect to loss development relating to $164.9 million of the portfolio rated below investment grade at June 30, 2006 will be provided by affiliates of XL Capital in connection with the consummation of this offering.

     As discussed above, the initial expected loss ratio selected by management to determine our unallocated reserves is based on historical financial guaranty insurance industry loss experience, based on management’s judgment, adjusted for the risk inherent in our in-force business, as compared to that of the industry, and our actual loss experience. Based upon the actual historical industry loss experience considered in establishing our unallocated reserves, we believe it is reasonably likely that the industry loss ratio could vary within a range of plus or minus 5 percentage points of its current mean. However, determining the variability in management’s initial expected loss ratio that could be considered to be reasonably likely requires the application of further management judgment. In this regard, after considering the variability of industry loss experience that would be reasonably likely, management applied its judgment to consider whether its own experience and the composition of our in-force business would suggest that another range of variability would be more appropriate for measuring the reasonably likely variability of our unallocated reserves. In addition, management considered the change in our unallocated reserves, implied by our selection of a reasonably likely range of variability, relative to the insured risks on our flag lists noted above. Based on the convergence of the mix of our in force business with that of the industry, our cumulative experience to date, and the insured risks on our flag lists compared to our selected range, management concluded that the selected industry historical range of loss reserve variability would also represent an appropriate range around our current initial expected loss ratio. Accordingly, increasing our initial expected loss ratio by 5 percentage points, which would be indicative of a deteriorating economic and credit environment, would increase our unallocated reserves by approximately $19.5 million or 25.0% more than that recorded at December 31, 2005. Similarly, decreasing our initial expected loss ratio by 5 percentage points, which would be indicative of a robust economy would decrease our unallocated reserves by $19.5 million or 25.0% less than that recorded at December 31, 2005. Please see “—Key Factors Affecting Profitability.”

  Industry Methodology

     We are aware that there are certain differences regarding the measurement of unallocated reserves for losses and loss adjustment expenses among companies in the financial guaranty industry. In January and February 2005, the SEC staff had discussions concerning these differences with a number of industry participants. Based on those discussions, in June 2005, the FASB staff decided additional guidance is necessary. When the FASB staff reaches a conclusion on this issue, which may occur during 2006, we (and the rest of the financial guaranty industry) may be required to change our loss reserving policies as well as other accounting policies. We cannot currently assess how the FASB or SEC staff’s ultimate resolution of this issue will impact us or other members of our industry. However, any changes required by the FASB as a result its deliberations on this matter could have a material effect on the reported operating results and financial condition of the industry or particular market participants, including us, depending on the extent to which current policies differ from those promulgated by such regulatory bodies.”

  Valuation of Credit Default Swaps

     We write and reinsure credit default swaps, which are derivative financial instruments. While we view the credit default swaps that we write or reinsure as, in substance, an extension of our financial guaranty business, they do not qualify for the financial guaranty insurance scope exception under SFAS 133 and, therefore, are reported at fair value, with changes in fair value included in our earnings.

     Because we view these derivative contracts as an extension of our financial guaranty business, we believe that the most meaningful presentation of these derivatives is to reflect: (i) fees that we receive from the issuance of such contracts in the line item captions in the statement of operations entitled “gross premiums written,” “reinsurance premiums assumed,” “net premiums written” and “net premiums earned,” as appropriate, (ii) losses from actual and expected payments to counterparties under such contracts in the line item caption in the statement of operations entitled “net losses and loss adjustment expenses” and (iii) changes in the fair value of such instruments which are attributable to market factors, as discussed below, in the line item caption in the statement of operations entitled “net realized and unrealized gains (losses) on credit derivatives.”

     We generally hold credit default swaps that we issue to maturity. However, in certain circumstances, such as for risk management purposes, we may decide to terminate a derivative contract prior to maturity. When we hold a derivative to maturity, the cumulative unrealized gains and losses will net to zero if we incur no credit losses on that con-

tract. However, in the event that we terminate a derivative contract prior to maturity the unrealized gain or loss will be realized through premiums earned and losses incurred.

     We determine the fair value of our issued in-force credit default swaps using a model we have developed. This model utilizes observable market data where available and is dependent upon a number of factors including changes in interest rates, credit spreads, changes in credit quality, expected recovery rates and other market factors. The change in fair value resulting from movements in these factors is unrealized as the credit default swaps are not traded to realize this value. Because the valuation of our credit default swaps requires management to make certain assumptions and estimates, actual experience may differ from the estimates reflected in our consolidated financial statements, and the differences may be material. This model and the related assumptions are periodically reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information. While limited in volume, transactions where we reinsure a derivative instrument are also reported at fair value using information from the primary insurer. A decrease in interest rates of 1% would have increased the value of the net derivative asset at June 30, 2006 by $0.1 million. There would not have been a significant impact on the value of our credit default swaps as a result of a 10% increase in default rates or a 10% decrease in recovery rates.

  Valuation of Investments

     All of our investments in debt securities and short-term investments are considered available-for-sale and accordingly are carried at fair value. As of June 30, 2006 and December 31, 2005, the carrying value of our investments was $1.4 billion and $1.4 billion, respectively. The fair values of our investments are based upon quoted market prices from a nationally recognized pricing service or on dealer quotes.

     As of June 30, 2006, based on fair value, approximately 97.0% of our investments were long-term debt securities, and our portfolio had an average duration of 3.4 years, compared with 96.4% and 3.5 years as of December 31, 2005. Changes in interest rates affect the value of our investment portfolio. As interest rates fall, the fair value of debt securities increases, and as interest rates rise, the fair value of debt securities decreases. The following table summarizes the estimated change in fair value net of related income taxes of our investment portfolio as of June 30, 2006 based upon an assumed parallel shift in interest rates across the entire yield curve:

Estimated Increase
(in millions)	(Decrease) in Fair Value
Change in interest rates:
300 basis point rise	$(155.4)
200 basis point rise	(103.6)
100 basis point rise	(51.8)
100 basis point decrease	51.8
200 basis point decrease	103.6
300 basis point decrease	155.4

     Our process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the time period during which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and financial condition of the issuer, (iii) the significance of the decline, (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question and (v) our intent and ability to hold the investment for a sufficient period of time for the value to recover. Where our analysis of the above factors results in the conclusion that declines in fair values are other-than-temporary, the cost of the security would be written down to fair value and such write down is reflected as a realized loss in the period that such determination is made.

     For the three and six month periods ended June 30, 2006, we recorded other than temporary impairments of $9.0 million and $14.0 million relating to an investment acquired in satisfaction of a claim which is reported in the accompanying balance sheet in the line item entitled “other invested assets”. There were no such impairments recorded during the comparable periods in 2005.

     The following is an analysis of how long each of our debt securities and short-term investments with an unrealized loss at June 30, 2006 has been in a continual unrealized loss position:

	June 30, 2006
	Less than 12 months		12 months or more		Total
(U.S dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities
Mortgage and asset-backed
securities	$353,868	$8,557	$291,356	$13,340	$645,224	$21,897
U.S. Government and
government agencies	362,760	12,149	87,495	4,044	450,255	16,193
Corporate	160,139	6,327	102,813	5,377	262,952	11,704
U.S. states and political
subdivisions	3,170	192	1,802	48	4,972	240
Non-U.S. sovereign
government	—	—	8,320	332	8,320	332
Total debt securities and
short-term investments	$879,937	$27,225	$491,786	$23,141	$1,371,723	$50,366

  Premium Revenue Recognition

     Premiums charged by us in connection with the issuance of our guaranties are received either upfront or in installments. Such premiums are recognized as written when due. Installment premiums written are earned ratably over the installment period, generally one to six months, which is consistent with the expiration of the underlying risk or amortization of the underlying insured par. Upfront premiums written are also earned in proportion to the expiration of the related risk. However, the methodology employed to earn upfront premiums requires that such premiums be apportioned to individual scheduled principal payments of a bond issue according to the bond issue’s amortization schedule. The apportionment is based on the ratio of the principal amount of each scheduled principal payment to the total principal amount of the bond issue. After the premium is allocated to each scheduled principal payment, such allocated premium is earned on a straight-line basis over the period of that scheduled principal payment. As a result, for upfront premiums on amortizing insured obligations, premium revenue recognition will tend to be greater in the earlier periods of the transaction when there is a higher amount of risk or principal outstanding. The effect of our upfront premium earnings policy is that we recognize greater levels of upfront premiums in earlier years of each amortizing insured obligation. Recognizing premium revenue on a straight line basis over the life of each amortizing insured obligation without allocating premiums to the scheduled principal payments would materially change the amount of premium we recognize in a particular financial reporting period, but not over the life of the applicable policy. For upfront premiums on non-amortizing bullet maturity debt obligations, premium revenue recognition is recognized on a straight-line basis over the life of the underlying insured obligation. Deferred premium revenue represents the portion of premiums written that is applicable to the unexpired risk or principal of insured obligations. In addition, when an insured issue is retired early, is called by the issuer or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time. Premiums earned include $23.2 million and nil, and $25.2 million and $0.2 million for the three and six months ended June 30, 2006 and 2005, respectively, related to refunded and called bonds.

     While premium earnings would be ratably recorded as revenue throughout the period of risk, application of a straight-line method to amortizing obligations would not appropriately match premiums earned to our exposure to underlying risk. Therefore, we believe our upfront premium earnings methodology is the most appropriate methodology for us to utilize.

     For the three and six months ended June 30, 2006, approximately 72.1% and 68.5%, respectively, of our total premiums written were received upfront and 27.9% and 31.5%, respectively, were received in installments. This compares to approximately 64.8% and 57.2%, respectively, of our total premiums written received upfront and 35.2% and 42.8%, respectively, received in installments during the same periods in 2005.

     Our accounting policies for the recognition of ceded premiums, ceding commissions and ceded losses and loss adjustment expenses under our ceded reinsurance contracts mirror the policies described under our critical accounting policy discussion above for premium revenue recognition, deferred ceding commissions, and reserves for losses and loss adjustment expenses. See “—Critical Accounting Policies and Estimates”.

     We describe our premium revenue recognition for reinsurance contracts under “—Reserves for Losses and Loss Adjustment Expenses” and with regard to ceded reinsurance under “—Liquidity and Capital Resources—Ceded Reinsurance Recoverables.”

  Deferred Acquisition Costs and Deferred Ceding Commissions

     Acquisition costs incurred that vary with and are directly related to the production of new insurance and reinsurance business are deferred and amortized to expense in relation to earned premiums. These costs include direct and indirect expenses such as compensation costs of underwriting and marketing personnel and ceding commissions paid on assumed business. As of June 30, 2006 and December 31, 2005, we had deferred acquisition costs of $70.9 million and $59.6 million, respectively. Management uses its judgment in determining the amount of costs that should be deferred. Each year we conduct a study to determine the amount of operating costs that vary with, and are directly related to, the acquisition of new insurance and reinsurance business and therefore qualify for deferral. The amount of expenses that qualify for deferral is dependent on the level of new business production, the level of ceding commissions negotiated with primary insurers, management’s judgment as to what costs and the percentages thereof that are deferrable. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Such costs are earned in relation to earned premium. In determining the recoverability of our deferred acquisition costs we consider expected losses and loss adjustment expenses, maintenance costs, unearned premiums, the anticipated present value of future premiums under installment contracts written, and anticipated investment income. Acquisition costs associated with credit derivative products are expensed as incurred. For policies reinsured with third parties we receive ceding commissions to compensate for acquisition costs incurred. We net ceding commissions received against deferred acquisition costs and earn these ceding commissions over the period in which the related premiums are earned.

  Deferred Income Taxes

     Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to deferred ceding commissions, reserves for losses and loss adjustment expenses, deferred premium revenue, realized and unrealized gains and losses on investments and derivative financial instruments and statutory contingency reserves. A valuation allowance is recorded to reduce a deferred tax asset to the amount that is estimated to be more likely than not to be realized. The valuation allowance relates to net unrealized capital losses and a net realized capital loss carryforward that may not be realized in a reasonable period of time.

     As of June 30, 2006 and December 31, 2005, our consolidated financial statements reflect a deferred income tax asset of $16.2 million and $18.8 million, respectively, resulting from the operations of XLCA which is subject to U.S. federal income taxes. Such deferred tax assets are net of a valuation allowance of $4.2 million and $0.9 million as of June 30, 2006 and December 31, 2005, respectively. Management of XLCA has evaluated the realizability of XLCA’s deferred tax assets without the benefit of being a member of the XL Capital consolidated U.S. tax group and has concluded that the valuation allowance will not be increased as a result of the IPO. The valuation allowance is subject to considerable judgment and, accordingly, no assurance can be given that such valuation allowance will not be increased and such increase could be material to our consolidated financial statements.

     Our income tax benefit or expense has fluctuated historically, due to fluctuating U.S. pre-tax income or loss and U.S. transfer pricing adjustments giving rise to additional taxable income and additional U.S. income tax.

Results of Operations

Consolidated Results of Operations

     The following table presents summary consolidated statement of operations data for the three and six month periods ended June 30, 2006 and 2005.

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2006	2005	2006	2005
Revenues
Gross premiums written	$99,351	$75,163	$170,131	$116,055
Reinsurance premiums assumed	8,292	7,006	19,695	17,851
Total premiums written	107,643	82,169	189,826	133,906
Ceded premiums	(6,160)	(8,208)	(13,752)	(19,901)
Net premiums written	101,483	73,961	176,074	114,005
Change in net deferred premium revenue	(45,942)	(40,906)	(82,720)	(48,310)
Net premiums earned (net of ceded premiums
of $18,224 and $14,492; and $10,021 and
$7,065)	55,541	33,055	93,354	65,695
Net investment income	16,129	12,262	31,191	23,570
Net realized (losses) gains on investments	(10,717)	42	(16,400)	(1,371)
Net realized and unrealized gains (losses) on
credit derivatives	301	(4,410)	(3,549)	(2,295)
Fee income and other	971	—	2,231	750
Total revenues	62,225	40,949	106,827	86,349
Expenses
Net losses and loss adjustment expenses	2,880	16,743	6,329	18,949
Acquisition costs, net	4,542	4,020	7,224	6,085
Operating expenses	17,492	17,736	34,587	33,329
Total expenses	24,914	38,499	48,140	58,363
Income before income tax and minority interest	37,311	2,450	58,687	27,986
Income tax benefit	(203)	(1,037)	(188)	(1,023)
Income before minority interest	37,514	3,487	58,875	29,009
Minority interest — dividends on redeemable
preferred shares	1,126	3,413	5,738	6,951
Net income	$36,388	$74	$53,137	$22,058

Segment Results of Operations

     The following tables present summary statement of operations data for our operating segments for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30, 2006
	Financial	Financial
	Guaranty	Guaranty
(U.S. dollars in thousands)	Insurance	Reinsurance	Total
Gross premiums written	$99,351	$—	$99,351
Reinsurance premiums assumed	—	8,292	8,292
Total premiums written	99,351	8,292	107,643
Ceded premiums	(6,160)	—	(6,160)
Net premiums written	93,191	8,292	101,483
Change in net deferred premium revenue	(43,898)	(2,044)	(45,942)
Net premiums earned	49,293	6,248	55,541
Fee income and other	971	—	971
Net losses and loss adjustment expenses	2,311	569	2,880
Acquisition costs	3,045	1,497	4,542
Operating expenses	14,608	2,884	17,492
Underwriting profit	$30,300	$1,298	$31,598

	Three Months Ended June 30, 2005
	Financial	Financial
	Guaranty	Guaranty
(U.S. dollars in thousands)	Insurance	Reinsurance	Total
Gross premiums written	$75,163	$—	$75,163
Reinsurance premiums assumed	—	7,006	7,006
Total premiums written	75,163	7,006	82,169
Ceded premiums	(8,208)	—	(8,208)
Net premiums written	66,955	7,006	73,961
Change in net deferred premium revenue	(44,637)	3,731	(40,906)
Net premiums earned	22,318	10,737	33,055
Fee income and other	—	—	—
Net losses and loss adjustment expenses	16,737	6	16,743
Acquisition costs	1,613	2,407	4,020
Operating expenses	15,538	2,198	17,736
Underwriting profit (loss)	$(11,570)	$6,126	$(5,444)

	Six Months Ended June 30, 2006
	Financial	Financial
	Guaranty	Guaranty
(U.S. dollars in thousands)	Insurance	Reinsurance	Total
Gross premiums written	$170,131	$—	$170,131
Reinsurance premiums assumed	—	19,695	19,695
Total premiums written	170,131	19,695	189,826
Ceded premiums	(13,752)	—	(13,752)
Net premiums written	156,379	19,696	176,074
Change in net deferred premium revenue	(76,742)	(5,978)	(82,720)
Net premiums earned	79,637	13,717	93,354
Fee income and other	2,231	—	2,231
Net losses and loss adjustment expenses	4,847	1,482	6,329
Acquisition costs	4,329	2,895	7,224
Operating expenses	30,045	4,542	34,587
Underwriting profit	$42,647	$4,798	$47,445

	Six Months Ended June 30, 2005
	Financial	Financial
	Guaranty	Guaranty
(U.S. dollars in thousands)	Insurance	Reinsurance	Total
Gross premiums written	$116,055	$—	$116,055
Reinsurance premiums assumed	—	17,851	17,851
Total premiums written	116,055	17,851	133,906
Ceded premiums	(19,901)	—	(19,901)
Net premiums written	96,154	17,851	114,005
Change in net deferred premium revenue	(45,275)	(3,035)	(48,310)
Net premiums earned	50,879	14,816	65,695
Fee income and other	750	—	750
Net losses and loss adjustment expenses	19,947	(998)	18,949
Acquisition costs	2,223	3,852	6,085
Operating expenses	29,025	4,304	33,329
Underwriting profit	$424	$7,658	$8,082

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

  Summary Discussion of Net Income

     Net income for the three months ended June 30, 2006 was $36.4 million, an increase of $36.3 million over the same period in 2005. Net income for the three months ended June 30, 2006 included $10.7 million of net realized losses on investments, which primarily resulted from a $9.0 million impairment charge on an investment acquired in satisfaction of a claim, as compared to net realized gains of approximately $42,000 recorded in the same period in 2005. The remaining carrying value of the aforementioned impaired investment is $1.0 million as of June 30, 2006 – see Note 9 (b) to our interim condensed consolidated financial statements included elsewhere herein for additional information relating to such investment. In addition, also included in net income was approximately $301,000 of net realized and unrealized gains on credit derivatives, as compared to net realized and unrealized losses on credit derivatives of $4.4 million recorded in the comparable period in 2005.

     The increase in our net income of $36.3 million for the three months ended June 30, 2006, as compared to the same period in 2005, was primarily driven by the following: (i) significant growth in net premiums earned of $22.5 million or 68.0%, which was largely due to refunding activity, (ii) an increase in investment income of $3.9 million or 31.5%, (iii) lower net realized losses and loss adjustment expenses of $13.9 million, (iv) a positive mark to market change in net realized and unrealized gains on credit derivatives of $4.7 million, (v) slightly lower operating expenses of approximately $0.2 million and, (vi) lower dividends on redeemable preferred shares of $2.3 million; offset in part by (vii) higher net realized losses on investments of $10.8 million. Items (i) through (v) are discussed in more detail below. Details associated with item (vii) are discussed above.

     The increase in our net premiums earned resulted from earnings from the early retirement of certain guarantied obligations (e.g. refundings of insured obligations) of $23.2 million ($21.4 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings) during the three months ended June 30, 2006. There was no such refunding activity in the comparable prior year period. Our business production as measured by Adjusted Gross Premiums written (which includes upfront premiums written in the period, current installment premiums due on business written in the period and expected future installment premiums discounted at 7% on business written during the period) totaled $158 million for the three months ended June 30, 2006, a 16.2% increase over $136 million for the comparable period in 2005.

     The increase in our investment income during the three months ended June 30, 2006, as compared to the same period in 2005, was primarily due to the growth in our investment portfolio, as well as the increasing interest rate environment. Average invested assets were $1,513.4 million during the three months ended June 30, 2006, as compared to $1,284.2 million in the same period in 2005. The increase in our average invested assets was primarily a result of cash flow generated from operations. The average credit quality of our fixed-income investments was AAA at June 30, 2006.

     For the three months ended June 30, 2006, we recorded a provision for net losses and loss adjustment expenses of $2.9 million, a decrease of $13.9 million, or 82.8%, from that recorded in the same period in 2005. While the decrease resulted from lower provisions for case basis and unallocated reserves during the three months ended June 30, 2006, as compared to the same period in 2005, the principal driver of the decrease related to the fact that during the three months ended June 30, 2006 there were nominal provisions for case basis reserves, whereas such activity for the three months ended June 30, 2005 included a provision for case basis reserves of $12.5 million, of which $12.1 million related to two insured transactions, which are further described in Note 9 (a) and 9 (c) to our interim condensed consolidated financial statements elsewhere herein.

     Operating expenses for the three months ended June 30, 2006 were $17.5 million, a decrease of $0.2 million, as compared to the comparable prior year period, reflecting lower corporate allocations partially offset by higher compensation costs, rating agency fees, travel and marketing expenses.

     Dividends on the redeemable preferred shares of XLFA decreased by 67.6% during the three months ended June 30, 2006, as compared to the comparable period in 2005. The decrease in such dividends was due to an amendment of the terms of the preferred shares pursuant to an agreement with FSAH in April 2006. In accordance with the agreement: (i) the participating dividend and redemption provisions of the preferred shares, which were in effect prior to 2006, were eliminated, (ii) the stated value of the preference shares held by FSAH were increased to $54.0 million, and (iii) the fixed dividend rate, which was in effect prior to 2006, was increased from 5% to 8.25%. As a result of the aforementioned amendments to the dividend provisions of the preferred shares, dividends on the preference shares will be $1.1 million quarterly subsequent to March 31, 2006.

  Gross Premiums Written

     All our gross premiums written are from our financial guaranty insurance segment. Gross premiums written during the period include: (i) premiums received upfront on policies or contracts written during the period, (ii) installment premiums received during the period on in-force policies or contracts that were written prior to the period, and (iii) installment premiums received during the period on policies and contracts written during the period. Gross premiums written during the period do not include installment premiums due in future periods. Accordingly, our premiums written during any period are a function of the type of contracts we write (upfront versus installment), as well as prevailing market prices. Factors affecting market prices include credit spreads, interest rates, competition and new issuance and refunding volume. Generally, financial guaranty insurers are able to charge higher premiums when credit spreads widen. The following table presents, for the periods indicated, the amount of gross premiums written attributable to upfront and installment policies and contracts.

	Three Months
	Ended June 30,
(U.S dollars in thousands)	2006	2005
Gross premiums written
Upfront policies/contracts	$73,057	$51,616
Installment policies/contracts	26,294	23,547
Total	$99,351	$75,163

     The following table presents, for the periods indicated, the amount of gross premiums written by line of business:

	Three Months
	Ended June 30,
(U.S dollars in thousands)	2006	2005
Gross premiums written
Public finance	$58,768	$33,518
Asset-backed	7,769	9,571
Structured single risk	27,175	28,155
Structured investment products	5,639	3,919
Total	$99,351	$75,163

     Gross premiums written were $99.4 million for the three months ended June 30, 2006, an increase of $24.3 million or 32.4%, from $75.1 million recorded in the comparable period in 2005 notwithstanding a continued tight credit spread environment. The increase was primarily attributable to an increase in public finance par value insured. While our par value insured increased across all lines of business, as compared to the comparable period in 2005, public finance transactions are generally written on an upfront basis, whereas asset-backed and structured transactions are generally written on an installment basis and, as a result, public finance policies have a tendency to disproportionately impact gross premiums written as further explained above in “Key Factors Affecting Profitability”. During the three months ended June 30, 2006, we guaranteed transactions with an aggregate par value of approximately $14.8 billion, of which $5.1 billion were public finance transactions, as compared to an aggregate par value guaranteed of $8.3 billion during the comparable period in 2005, of which $4.0 billion were public finance transactions.

  Reinsurance Premiums Assumed

     All our reinsurance premiums assumed are from our financial guaranty reinsurance segment. The majority of our financial guaranty reinsurance business is assumed from affiliates of FSA.

     The following table presents, for the periods indicated, the amount of reinsurance premiums assumed from affiliates of FSA and other third-party primary companies:

	Three Months
	Ended June 30,
(U.S dollars in thousands)	2006	2005
Reinsurance premiums assumed
Affiliates of FSA	$6,368	$4,304
Third-party primary companies	1,924	2,702
Total	$8,292	$7,006

     Reinsurance premiums assumed were $8.3 million for the three months ended June 30, 2006, an increase of $1.3 million or 18.6%, as compared to $7.0 million recorded in the comparable prior year period. The increase was primarily due to an increase in premiums assumed from FSA of approximately $2.1 million. The amount of reinsurance ceded to us by affiliates of FSA depends upon the type and amount of insurance that they write, their capital needs and other factors. Such reinsurance is generally structured on a facultative basis.

     The following table presents, for the periods indicated, the amount of reinsurance premiums assumed attributable to upfront and installment policies and contracts:

	Three Months
	Ended June 30,
(U.S dollars in thousands)	2006	2005
Reinsurance premiums assumed
Upfront policies/contracts	$4,603	$1,669
Installment policies/contracts	3,689	5,337
Total	$8,292	$7,006

     The following table presents, for the periods indicated, the amount of gross reinsurance premiums assumed by line of business:

	Three Months
	Ended June 30,
(U.S dollars in thousands)	2006	2005
Reinsurance premiums assumed
Public finance	$4,832	$725
Asset-backed	1,003	1,826
Structured single risk	2,293	2,435
Structured investment products	164	2,020
Total	$8,292	$7,006

  Ceded Premiums

     We manage our in-force business based on single-risk limits to avoid concentration in single names and to mitigate event risk. For transactions that exceed these limits, we cede the excess to XLI or third-party reinsurers. Through these cessions, we gain greater flexibility to manage large single risks and reduce concentration in specific bond sectors and geographic regions. Part of our long-term strategy is to reduce reinsurance to XLI and increase our third-party reinsurance relationships. To the extent that we cede a portion of our exposure to one or more reinsurance companies, we can reduce our concentration to particular issuers and help to control the diversification of our in-force business. In addition, use of reinsurance can increase our capacity to write new business and strengthen our financial ratios.

     The following table presents, for the periods indicated, the amount of premiums ceded to XLI, XL RE AM and other third-party reinsurers:

	Three Months
	Ended June 30,
(U.S dollars in thousands)	2006	2005
Ceded premiums
XLI (1)	$(2,044)	$(6,055)
XL RE AM	(165)	(53)
Other third-party reinsurers	(3,951)	(2,100)
Total	$(6,160)	$(8,208)

(1)	Certain of this business was transferred back to us upon the effective date of the IPO. Refer to the section entitled “Formation Transactions” in our Registration Statement on Form S-1 (SEC File No. 333-133066) for additional information.

     All our ceded premiums are from our financial guaranty insurance segment. Ceded premiums were $6.2 million for the three months ended June 30, 2006, a decrease of $2.0 million or 24.4%, as compared to $8.2 million recorded in the comparable prior year period. In general, the Company has required less reinsurance protection as a result of the growth in capital, accordingly, cessions have declined.

  Net Premiums Earned

     Financial guaranty upfront premiums are earned in proportion to the expiration of the related risk and financial guaranty installment premiums are earned ratably over the installment period, generally one to three months. In addition, when an insured issue is retired early, is called by the issuer or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time. While reinsurance premiums assumed are earned based on reports from the reinsured companies, we believe that the underlying reinsured companies generally follow the revenue recognition policies and practices discussed above. See “—Critical Accounting Policies and Estimates—Premium Revenue Recognition.”

     The following table presents, for the periods indicated, the amount of earned premiums attributable to upfront and installment policies:

	Three Months
	Ended June 30,
(U.S dollars in thousands)	2006	2005
Net premiums earned
Upfront policies/contracts	$29,367	$10,591
Installment policies/contracts	26,174	22,464
Total	$55,541	$33,055

     Net premiums earned were $55.5 million for the three months ended June 30, 2006, an increase of $22.4 million or 67.7%, as compared to $33.1 million in the comparable period in 2005. The increase in earned premiums was primarily attributable to higher earned premiums in the financial guaranty insurance segment of $27.0 million, offset by lower earned premiums in the financial guaranty reinsurance segment of $4.5 million. Higher earned premiums in the financial guaranty insurance segment were due to: (i) earned premiums of $23.2 million from the early retirement or refunding of insured securities for the three months ended June 30, 2006, as compared to no such refunding activity for the comparable period in 2005 and (ii) $3.8 million of earned premiums attributable to growth in our in force business. The $4.5 million decrease in earned premiums in our financial guaranty reinsurance segment was primarily due to a heavier mix of upfront business in the current period relative to prior period.

  Net Investment Income

     Net investment income was $16.1 million for the three months ended June 30, 2006, an increase of $3.9 million or 31.5% as compared to $12.3 million in the comparable period in 2005. The increase in net investment income was due primarily to higher average invested assets resulting from net cash inflows from operations, and higher effective yields. The increase in investment yields is attributable primarily to the general rise in interest rates over the time period, particularly short- and medium-term interest rates. The five-year Treasury rate, for example, increased from 3.77% at June 30, 2005 to 5.07% at June 30, 2006, a difference of 1.30%.

     The following tables present net investment income, average invested assets, and the effective yield on our average invested assets for the three months ended June 30, 2006 and 2005, and the average duration of our invested assets as of June 30, 2006 and 2005:

	Three Months
	Ended June 30,
(U.S dollars in thousands, except percentages)	2006	2005
Net investment income	$16,129	$12,262
Average invested assets(1)	1,513,447	1,284,161
Effective yield(2)	4.3%	3.8%

(1)	Represents the quarterly average of the amortized cost of debt securities, short-term investments and cash and cash equivalents for the respective periods.
(2)	Effective yield represents net investment income, on an annualized basis, as a percentage of average invested assets during the period. The increase in the effective yield was due to the turnover in our investment portfolios capturing the trend of rising interest rates.

	As of June 30,
	2006	2005
Average duration in years	3.4	3.6

  Net Realized (Losses) Gains on Investments

     Net realized losses on investments were $10.7 million for the three months ended June 30, 2006, an increase of $10.8 million, as compared to a net realized gain of $42,000 in the comparable period in 2005. The increase in net realized losses was primarily attributable to a $9.0 impairment charge on an investment acquired in satisfaction of a claim on an insured structured financing (see Note 9 (b) to the interim condensed consolidated financial statements herein). The remaining net realized gain and loss activity during the three months ended June 30, 2006 and 2005 was primarily attributable to portfolio management actions relating to the management of duration, yield and exposure to certain credit risks.

  Net Realized and Unrealized Gains (Losses) on Credit Derivatives

     Changes in the fair value of credit default swaps attributable to earnings from premiums received by us from the issuance of such contracts are recorded in net premiums earned in the consolidated statement of operations. In addition, changes in the fair value of credit default swaps attributable to losses from actual and expected payments to coun-terparties under such contracts are recorded in losses and loss adjustment expense in the consolidated statement of operations, and the remaining components of the change in fair value of credit default swaps, which are attributable to changes in interest rates, credit spreads, credit quality, expected recovery rates and other market factors, are recorded in net realized and unrealized gains (losses) on credit derivatives. See “—Critical Accounting Policies and Estimates—Valuation of Credit Default Swaps.”

     Net realized and unrealized gains (losses) on credit derivatives were $0.3 million and $(4.4) million for the three months ended June 30, 2006 and 2005, respectively. The gains during the three months ended June 30, 2006 were primarily driven by gains on insured interest rate swaps resulting from an increase in interest rates, partially offset by losses on our credit default swaps that were driven by a widening of credit spreads. The losses during the three months ended June 30, 2005 were driven primarily by the addition of insured interest rate swaps to the portfolio, partially offset by gains on our credit default swaps that were driven by a tightening of credit spreads. See “—Liquidity and Capital Resources.”

  Fee and Other Income

     We collect advisory and structuring fees in connection with certain transactions. In addition, we receive termination fees from our insureds and counterparties when we agree to their request to terminate our policies or contracts prior to their scheduled maturity. Depending upon the type of fee received, the fee is either earned when services are rendered or deferred and earned over the life of the related transaction. Termination fees are earned when due. Substantially all of our fee and other income for the three months ended June 30, 2006 related to the early terminations of insurance policies and contracts. There was no fee and other income reported for the three months ended June 30, 2005.

  Net Losses and Loss Adjustment Expenses

     Net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expenses reserves. See “—Critical Accounting Policies and Estimates—Reserves for Losses and Loss Adjustment Expenses.”

     The following table presents, for the periods indicated, the activity in our reserves for losses and loss adjustment expenses, net of reinsurance:

	Financial	Financial
	Guaranty	Guaranty	Consolidated
(U.S. dollars in thousands)	Insurance	Reinsurance	Total
Beginning balance, March 31, 2005	$40,150	$16,422	$56,572
Case reserve provision	12,457	(716)	11,741
Loss adjustment expense reserve provision	(7)	—	(7)
Unallocated reserve provision	4,287	722	5,009
Net losses and loss adjustment expenses	16,737	6	16,743
Paid loss and loss adjustment expenses	(344)	—	(344)
Ending balance, June 30, 2005	$56,543	$16,428	$72,971

Beginning balance, March 31, 2006	$62,782	$18,158	$80,940
Case reserve provision	—	154	154
Loss adjustment expense reserve provision	(30)	144	114
Unallocated reserve provision	2,341	271	2,612
Net losses and loss adjustment expenses	2,311	569	2,880
Paid loss and loss adjustment expenses	(854)	(49)	(903)
Ending balance, June 30, 2006	$64,239	$18,678	$82,917

     Net losses and loss adjustment expenses were $2.9 million for the three months ended June 30, 2006, a decrease of $13.8 million, or 82.6%, as compared to $16.7 million recorded in the comparable period in 2005. The decrease in net losses and loss adjustment expenses was primarily attributable to lower net losses and loss adjustment expenses in the financial guaranty insurance segment of $14.4 million, offset in part by higher net losses and loss adjustment expenses in the financial guaranty reinsurance segment of $0.5 million.

     Lower net losses and loss adjustment expenses in the financial guaranty insurance segment during the three months ended June 30, 2006 reflected: (i) an absence of case basis activity during the three months ended June 30, 2006, whereas such activity for the three months ended June 30, 2005 included a provision for case basis reserves of $12.5 million, of which $12.1 million related to two insured transactions, which are further described in Note 9 (a) and 9 (c) to our interim condensed consolidated financial statements elsewhere herein) and (ii) a period over period decrease in unallocated reserves due to changes in our in-force book of business resulting in slightly faster expiration of our in-force par.

     Higher net losses and loss adjustment expenses in the financial guaranty reinsurance segment during the three months ended June 30, 2006 resulted from: (i) nominal case basis provisions for losses and loss adjustment expenses during the three months ended June 30, 2006, as compared with a net decrease in case reserves during the three months ended June 30, 2005 due to favorable development on certain case basis reserves reported by certain primary companies, offset in part by (ii) a period over period decrease in unallocated reserves due to due to changes in our in-force book of business resulting in slightly faster expiration of our in-force par.

  Acquisition Costs, Net

     The following table presents the components of acquisition costs, net, during the periods indicated:

	Three Months
	Ended June 30,
(U.S dollars in thousands)	2006	2005
Amortization of deferred acquisition costs and ceding commissions
Financial Guaranty Insurance:
Acquisition costs	$5,908	$3,799
Ceding commissions	(2,863)	(2,186)
Net acquisition costs	3,045	1,613
Financial Guaranty Reinsurance:
Acquisition costs	1,497	2,407
Consolidated acquisition costs, net	$4,542	$4,020

     Capitalized acquisition costs in the financial guaranty insurance segment consist of a portion of compensation, travel and entertainment and marketing costs, as well as premium and excise taxes, rating agency fees and legal costs associated with the production of new business. Such capitalized acquisition costs are reduced by ceding commission income on premiums ceded to reinsurers.

     Amortization of acquisition costs in the financial guaranty insurance segment was $5.9 million for the three months ended June 30, 2006, an increase of $2.1 million, or 55.3%, as compared to $3.8 million in the comparable period in 2005 (which included $1.8 million and nil, respectively, of accelerated amortization of deferred acquisition costs due to refundings in the three months ended June 30, 2006 and 2005). Excluding the impact of refundings, the increase of $0.3 million primarily reflects the growth in our in-force business. Amortization of deferred ceding commission revenue in the financial guaranty insurance segment was $2.9 million for the three months ended June 30, 2006, an increase of $0.7 million or 31.8% as compared to $2.2 million in the comparable period in 2005, resulting from a higher mix of installment business ceded in the current period as compared to the prior year period.

     Acquisition costs in the financial guaranty reinsurance segment represent commissions paid to acquire assumed business, as well as fees for letters of credit to secure our obligations to primary companies so that they can take credit for our reinsurance in filings with their local insurance regulators. Amortization of acquisition costs in the financial guaranty reinsurance segment was $1.5 million for the three months ended June 30, 2006, a decrease of $0.9 million, or 37.5% as compared to $2.4 million in the comparable period in 2005. The decrease was primarily the result of a decrease in fees for letters of credit as well as a higher mix of upfront business assumed in the three months ended June 30, 2006 as compared to the same period in 2005.

  Operating Expenses

     Operating expenses were $17.5 million for the three months ended June 30, 2006, a decrease of $0.2 million or 1.1% as compared to $17.7 million in the comparable period in 2005. The decrease in operating expenses was primarily attributable to lower operating expenses in the financial guaranty insurance segment of $0.9 million, partially offset by higher operating expenses in the financial guaranty reinsurance segment of $0.7 million. Within the financial guaranty insurance segment, the $0.9 million decrease was primarily due to lower corporate allocations, partially offset by higher compensation, annual and professional fees, travel and entertainment and marketing expenses. Within the financial guaranty reinsurance segment, the $0.7 million increase was driven by higher annual fees, compensation and corporate allocations, offset partially by lower professional fees.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

  Summary Discussion of Net Income

     Net income for the six months ended June 30, 2006 was $53.1 million, an increase of $31.1 million over the comparable period in 2005. Net income for the six months ended June 30, 2006 included $16.4 million of net realized losses on investments, which primarily resulted from a $14.0 million impairment charge on an investment acquired in satisfaction of a claim, as compared to net realized losses of approximately $1.4 million recorded in the comparable period in 2005. In addition, also included in net income was approximately $3.5 million of net realized and unrealized losses on credit derivatives, as compared to net realized and unrealized losses on credit derivatives of $2.3 million recorded in the comparable period in 2005. The remaining carrying value of the aforementioned impaired investment is $1.0 million as of June 30, 2006 – see Note 9 (b) to our interim condensed consolidated financial statements elsewhere herein for additional information relating to such investment.

     The increase in our net income of $31.1 million for the six months ended June 30, 2006, as compared to the comparable period in 2005, was primarily driven by the following: (i) significant growth in net premiums earned of $27.7 million or 42.1%, which was largely due to refunding activity, (ii) an increase in investment income of $7.6 million or 32.3%, (iii) higher fee and other income of $1.5 million, (iv) lower net realized losses and loss adjustment expenses of $12.6 million and, (v) lower dividends on redeemable preferred shares of approximately $1.2 million, offset in part by (vi) higher net realized losses on investments of $15.0 million, as discussed above (vii) a negative mark to market change in net realized and unrealized gains on credit derivatives of $1.2 million, (viii) higher acquisition costs of $1.1 million and (ix) higher operating expenses of approximately $1.3 million. Items (i) through (v) and (vii) through (ix) are discussed in more detail below. Details associated with item (vi) are discussed above.

     The increase in our net premiums earned resulted from earnings from the early retirement of certain guarantied obligations (e.g., refundings of insured obligations) of $25.2 million ($21.1 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings) during the six months ended June 30, 2006, as compared to $0.2 million in the comparable period in 2005. Our business production as measured by adjusted gross premiums written (which includes upfront premiums written in the period, current installment premiums due on business written in the period and expected future installment premiums discounted at 7% on business written during the period) totaled $268 million for the six months ended June 30, 2006, a 49.7% increase over $179 million for the comparable period in 2005.

     The increase in our investment income during the six months ended June 30, 2006, as compared to the comparable period in 2005, was primarily due to the growth in our investment portfolio, as well as the increasing interest rate environment. Average invested assets were $1,477.8 million during the six months ended June 30, 2006, as compared to $1,260.1 million in the comparable period in 2005. The increase in our average invested assets was primarily a result of cash flow generated from operations. See “Investments” for information regarding the credit quality of our debt securities.

     For the six months ended June 30, 2006, we recorded a provision for net losses and loss adjustment expenses of $6.3 million, a decrease of $12.6 million, or 66.6%, from that recorded in the comparable period in 2005. The decrease resulted from lower provisions for case basis reserves and favorable development of unallocated reserves due to changes in our in-force business during the six months ended June 30, 2006, as compared to the same period in 2005. During the six months ended June 30, 2006 there were nominal provisions for case basis reserves, whereas such activity for the six months ended June 30, 2005 included a provision for case basis reserves of $12.5 million, of which $12.1 million related to two insured transactions, which are further described in Notes 9 (a) and 9 (c) to our interim condensed consolidated financial statements included elsewhere herein.

     Our operating expenses for the six months ended June 30, 2006 were $34.6 million, an increase of $1.3 million, as compared to the comparable period in 2005, reflecting higher compensation costs, rating agency fees, travel and marketing expenses, offset in part by lower corporate allocations.

     Dividends on the redeemable preferred shares of XLFA decreased by 17.4% during the six months ended June 30, 2006, as compared to the comparable period in 2005. The decrease in such dividends was due to an amendment of the terms of the preferred shares pursuant to an agreement with FSAH in April 2006. In accordance with the agreement: (i) the participating dividend and redemption provisions of the preferred shares, which were in effect prior to 2006, were eliminated, (ii) the stated value of the preference shares held by FSAH were increased to $54.0 million, and (iii) the fixed dividend rate, which was in effect prior to 2006, was increased from 5% to 8.25%. As a result of the aforementioned amendments to the dividend provisions of the preferred shares, dividends on the preference shares will be $1.1 million quarterly subsequent to March 31, 2006. The increase in the stated value of the preferred shares was recorded by the Company during the three months ended March 31, 2006, and resulted in the recognition of a charge of approximately $3.5 million in dividends on redeemable preferred shares.

  Gross Premiums Written

     All our gross premiums written are from our financial guaranty insurance segment. Gross premiums written during the period include: (i) premiums received upfront on policies or contracts written during the period, (ii) installment premiums received during the period on in-force policies or contracts that were written prior to the period, and (iii) installment premiums received during the period on policies and contracts written during the period. Gross premiums written during the period do not include installment premiums due in future periods. Accordingly, our premiums written during any period are a function of the type of contracts we write (upfront versus installment), as well as prevailing market prices. Factors affecting market prices include credit spreads, interest rates, competition and new issuance and refunding volume. Generally, financial guaranty insurers are able to charge higher premiums when credit spreads widen.

     The following table presents, for the periods indicated, the amount of gross premiums written attributable to upfront and installment policies and contracts.

	Six Months
	Ended June 30,
(U.S. dollars in thousands)	2006	2005
Gross premiums written
Upfront policies/contracts.	$119,060	$68,077
Installment policies/contracts	51,071	47,978
Total	$170,131	$116,055

     The following table presents, for the periods indicated, the amount of gross premiums written by line of business:

	Six Months
	Ended June 30,
(U.S. dollars in thousands)	2006	2005
Gross premiums written
Public finance.	$99,383	$49,685
Asset-backed	15,686	19,746
Structured single risk	44,142	37,147
Structured investment products	10,920	9,477
Total	$170,131	$116,055

     Gross premiums written were $170.1 million for the six months ended June 30, 2006, an increase of $54.0 million or 46.6%, from $116.1 million recorded in the comparable period in 2005, notwithstanding a continued tight credit spread environment. The increase was primarily attributable to an increase in public finance par value insured. While our par value insured increased across all lines of business, as compared to the comparable period in 2005, public finance transactions are generally written on an upfront basis, whereas asset-backed and structured transactions are generally written on an installment basis and, as a result, public finance policies have a tendency to disproportionately impact gross premiums written as further explained above in “Key Factors Affecting Profitability”. During the six months ended June 30, 2006, we guaranteed transactions with an aggregate par value of approximately $25.3 billion, of which $9.1 billion were public finance transactions, as compared to an aggregate par value guaranteed of $14.7 billion during the comparable period in 2005, of which $6.7 billion were public finance transactions.

  Reinsurance Premiums Assumed

     All our reinsurance premiums assumed are from our financial guaranty reinsurance segment. The majority of our financial guaranty reinsurance business is assumed from affiliates of FSA.

     The following table presents, for the periods indicated, the amount of reinsurance premiums assumed from affiliates of FSA and other third-party primary companies:

	Six Months
	Ended June 30,
(U.S. dollars in thousands)	2006	2005
Reinsurance premiums assumed
Affiliates of FSA	$15,104	$12,959
Third-party primary companies	4,591	4,892
Total	$19,695	$17,851

     Reinsurance premiums assumed were $19.7 million for the six months ended June 30, 2006, an increase of $1.8 million or 10.0%, as compared to $17.9 million recorded in the comparable prior year period. The increase was entirely due to an increase in premiums assumed from FSA. The amount of reinsurance ceded to us by affiliates of FSA depends upon the type and amount of insurance that they write, their capital needs and other factors. Such reinsurance is generally structured on a facultative basis.

     The following table presents, for the periods indicated, the amount of reinsurance premiums assumed attributable to upfront and installment policies and contracts:

	Six Months
	Ended June 30,
(U.S. dollars in thousands)	2006	2005
Reinsurance premiums assumed
Upfront policies/contracts	$10,949	$8,584
Installment policies/contracts	8,746	9,267
Total	$19,695	$17,851

     The following table presents, for the periods indicated, the amount of gross reinsurance premiums assumed by line of business:

	Six Months
	Ended June 30,
(U.S. dollars in thousands)	2006	2005
Reinsurance premiums assumed
Public finance	$6,328	$735
Asset-backed	2,057	3,775
Structured single risk	10,959	11,088
Structured investment products	351	2,253
Total	$19,695	$17,851

  Ceded Premiums

     We manage our in-force business based on single-risk limits to avoid concentration in single names and to mitigate event risk. For transactions that exceed these limits, we cede the excess to XLI or third-party reinsurers. Through these cessions, we gain greater flexibility to manage large single risks and reduce concentration in specific bond sectors and geographic regions. Part of our long-term strategy is to reduce reinsurance to XLI and increase our third-party reinsurance relationships. To the extent that we cede a portion of our exposure to one or more reinsurance companies, we can reduce our concentration to particular issuers and help to control the diversification of our in-force business. In addition, use of reinsurance can increase our capacity to write new business and strengthen our financial ratios.

     The following table presents, for the periods indicated, the amount of premiums ceded to XLI, XL RE AM and other third-party reinsurers:

	Six Months
	Ended June 30,
(U.S. dollars in thousands)	2006	2005
Ceded premiums
XLI(1)	$(7,743)	$(9,270)
XL RE AM	(543)	(59)
Other third-party reinsurers	(5,466)	(10,572)
Total	$(13,752)	$(19,901)

(1)	Certain of this business was transferred back to us upon the effective date of the IPO. Refer to the section entitled “Formation Transactions” in our Registration Statement on Form S-1 (SEC File No. 333-133066) for additional information.

     All our ceded premiums are from our financial guaranty insurance segment. Ceded premiums were $13.8 million for the six months ended June 30, 2006, a decrease of $6.1 million or 30.7%, as compared to $19.9 million recorded in the comparable prior year period. In general the Company has required less reinsurance protection as a result of the growth in capital, accordingly, cessions have declined.

  Net Premiums Earned

     Financial guaranty upfront premiums are earned in proportion to the expiration of the related risk and financial guaranty installment premiums are earned ratably over the installment period, generally one to three months. In addition, when an insured issue is retired early, is called by the issuer or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time. While reinsurance premiums assumed are earned based on reports from the reinsured companies, we believe that the underlying reinsured companies generally follow the revenue recognition policies and practices discussed above. See “—Critical Accounting Policies and Estimates—Premium Revenue Recognition.”

     The following table presents, for the periods indicated, the amount of earned premiums attributable to upfront and installment policies:

	Six Months
	Ended June 30,
(U.S. dollars in thousands)	2006	2005
Net premiums earned
Upfront policies/contracts	$43,228	$20,969
Installment policies/contracts	50,126	44,726
Total	$93,354	$65,695

     Net premiums earned were $93.4 million for the six months ended June 30, 2006, an increase of $27.7 million or 42.1%, as compared to $65.7 million in the comparable period in 2005. The increase in earned premiums was primarily attributable to higher earned premiums in the financial guaranty insurance segment of $28.8 million, offset by lower earned premiums in the financial guaranty reinsurance segment of $1.1 million. Higher earned premiums in the financial guaranty insurance segment were due to: (i) earned premiums of 25.2 million from the early retirement or refunding of insured securities for the six months ended June 30, 2006, as compared to $0.1 million relating to refunding activity for the comparable period in 2005 and (ii) $3.8 million of earned premiums attributable to growth in our in force business. The $1.1 million decrease in earned premiums in our financial guaranty reinsurance segment was primarily due to a heavier mix of upfront business in the first six months ended June 30, 2006 relative to prior comparable period. Earned premiums in the financial guaranty reinsurance segment from the early retirement or refunding of insured securities was $0.1 million for the six months ended June 30, 2006 and 2005, respectively.

  Net Investment Income

     Net investment income was $31.2 million for the six months ended June 30, 2006, an increase of $7.6 million or 32.3% as compared to $23.6 million in the comparable period in 2005. The increase in net investment income was due primarily to higher average invested assets resulting from net cash inflows from operations, and higher effective yields. The increase in investment yields is attributable primarily to the general rise in interest rates over the time period, particularly short- and medium-term interest rates. The five-year Treasury rate, for example, increased from 3.77% at June 30, 2005 to 5.07% at June 30, 2006, a difference of 1.30%.

     The following tables present net investment income, average invested assets, and the effective yield on our average invested assets for the six months ended June 30, 2006 and 2005, and the average duration of our invested assets as of June 30, 2006 and 2005:

	Six Months
	Ended June 30,
(U.S. dollars in thousands, except percentages)	2006	2005
Net investment income	$31,191	$23,570
Average invested assets(1)	1,477,765	1,260,127
Effective yield(2)	4.2%	3.7%

(1)	Represents the quarterly average of the amortized cost of debt securities, short-term investments and cash and cash equivalents for the respective periods.
(2)	Effective yield represents net investment income, on an annualized basis, as a percentage of average invested assets during the period. The increase in the effective yield was due to the turnover in our investment portfolios capturing the trend of rising interest rates.

	As of June 30,
	2006	2005
Average duration in years	3.4	3.6

  Net Realized Losses on Investments

     Net realized losses on investments were $16.4 million for the six months ended June 30, 2006, an increase of $15.0 million, as compared to a net realized losses of $1.4 million in the comparable period in 2005. The increase in net realized losses was primarily attributable to $14.0 million of impairment charges on an investment acquired in satisfaction of a claim on an insured structured financing (see Note 9 (b) to the interim condensed consolidated financial statements herein). The remaining net realized gain and loss activity during the six months ended June 30, 2006 and 2005 was primarily attributable to portfolio management actions relating to the management of duration, yield and exposure to certain credit risks.

  Net Realized and Unrealized Losses on Credit Derivatives

     Changes in the fair value of credit default swaps attributable to earnings from premiums received by us from the issuance of such contracts are recorded in net premiums earned in the consolidated statement of operations. In addition, changes in the fair value of credit default swaps attributable to losses from actual and expected payments to coun-terparties under such contracts are recorded in losses and loss adjustment expense in the consolidated statement of operations, and the remaining components of the change in fair value of credit default swaps, which are attributable to changes in interest rates, credit spreads, credit quality, expected recovery rates and other market factors, are recorded in net realized and unrealized gains (losses) on credit derivatives. See “—Critical Accounting Policies and Estimates—Valuation of Credit Default Swaps.”

     Net realized and unrealized losses on credit derivatives were $3.5 million and $2.3 million for the six months ended June 30, 2006 and 2005, respectively. The losses during the six months ended June 30, 2006 were primarily driven by losses on our credit default swaps that were driven by a widening of credit spreads, partially offset by gains on insured interest rate swaps resulting from an increase in interest rates. The losses during the six months ended June 30, 2005 were driven primarily by the addition of insured interest rate swaps to the portfolio, partially offset by gains on our credit default swaps that were driven by a tightening of credit spreads. See “—Liquidity and Capital Resources.”

  Fee and Other Income

     We collect advisory and structuring fees in connection with certain transactions. In addition, we receive termination fees from our insureds and counterparties when we agree to their request to terminate our policies or contracts prior to their scheduled maturity. Depending upon the type of fee received, the fee is either earned when services are rendered or deferred and earned over the life of the related transaction. Termination fees are earned when due. All of our fee and other income for the six months ended June 30, 2006 and 2005 related to the early terminations of insurance policies and contracts.

  Net Losses and Loss Adjustment Expenses

     Net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expenses reserves. See “—Critical Accounting Policies and Estimates—Reserves for Losses and Loss Adjustment Expenses.”

     The following table presents, for the periods indicated, the activity in our reserves for losses and loss adjustment expenses, net of reinsurance:

	Financial	Financial
	Guaranty	Guaranty	Consolidated
(U.S. dollars in thousands)	Insurance	Reinsurance	Total
Beginning balance, December 31, 2004	$37,394	$17,426	$54,820
Case reserve provision	12,457	(2,245)	10,212
Loss adjustment expense reserve provision	(362)	—	(362)
Unallocated reserve provision	7,582	1,247	9,099
Net losses and loss adjustment expenses	19,947	(998)	18,949
Paid loss and loss adjustment expenses	(798)	—	(798)
Ending balance, June 30, 2005	$56,543	$16,428	$72,971

Beginning balance, December 31, 2005	$60,811	$17,340	$78,151
Case reserve provision	—	646	646
Loss adjustment expense reserve provision	462	144	606
Unallocated reserve provision	4,385	692	5,077
Net losses and loss adjustment expenses	4,847	1,482	6,329
Paid loss and loss adjustment expenses	(1,419)	(144)	(1,563)
Ending balance, June 30, 2006	$64,239	$18,678	$82,917

     Net losses and loss adjustment expenses were $6.3 million for the six months ended June 30, 2006, a decrease of $12.6 million or 66.6%, as compared to $18.9 million recorded in the comparable period in 2005. The decrease in net losses and loss adjustment expenses was primarily attributable to lower net losses and loss adjustment expenses in the financial guaranty insurance segment of $15.1 million, offset in part by higher net losses and loss adjustment expenses in the financial guaranty reinsurance segment of $2.5 million.

     Lower net losses and loss adjustment expenses in the financial guaranty insurance segment during the six months ended June 30, 2006 reflected: (i) nominal case basis provisions for losses and loss adjustment expenses during the six months ended June 30, 2006 relating to certain insured transactions, whereas such activity for the six months ended June 30, 2005 included a provision for case basis reserves of $12.5 million, of which $12.1 million related to two insured transactions, which are further described in Note 9 (a) and 9 (c) to our interim condensed consolidated financial statements elsewhere herein), and (ii) a period over period decrease in unallocated reserves due to changes in our in-force book of business resulting in slightly faster expiration of our in-force par.

     Higher net losses and loss adjustment expenses in the financial guaranty reinsurance segment during the six months ended June 30, 2006, as compared to the same period in 2005, resulted from: (i) nominal case basis provisions for losses and loss adjustment expenses during the six months ended June 30, 2006, as compared with a net decreased in case reserves during the three months ended June 30, 2005 due to favorable development on certain case basis reserves reported by certain primary companies, offset in part by (ii) a period over period decrease in unallocated reserves due to changes in our in-force book of business resulting in slightly faster expiration of our in-force par.

  Acquisition Costs, Net

     The following table presents the components of acquisition costs, net, during the periods indicated:

	Six Months Ended June 30,
(U.S dollars in thousands)	2006	2005
Amortization of deferred acquisition costs and ceding commissions
Financial Guaranty Insurance:
Acquisition costs	$9,232	$6,368
Ceding commissions	(4,903)	(4,135)
Net acquisition costs	4,329	2,233
Financial Guaranty Reinsurance:
Acquisition costs	2,895	3,852
Consolidated acquisition costs, net	$7,224	$6,085

     Capitalized acquisition costs in the financial guaranty insurance segment consist of a portion of compensation, travel and entertainment and marketing costs, as well as premium and excise taxes, rating agency fees and legal costs associated with the production of new business. Such capitalized acquisition costs are reduced by ceding commission income on premiums ceded to reinsurers.

     Amortization of acquisition costs in the financial guaranty insurance segment was $9.2 million for the six months ended June 30, 2006, an increase of $2.9 million, or 45%, as compared to $6.4 million in the comparable period in 2005 (which included $2.1 million and nil, respectively, of accelerated amortization of deferred acquisition costs due to refundings in the six months ended June 30, 2006 and 2005). Excluding the impact of refundings, the increase of $0.8 million primarily reflects the growth in our in-force business. Amortization of deferred ceding commission revenue in the financial guaranty insurance segment was $4.9 million for the six months ended June 30, 2006, an increase of $0.8 million or 18.6% as compared to $4.1 million in the comparable period in 2005 resulting from a higher mix of installment business ceded in the current period as compared to the prior year period.

     Acquisition costs in the financial guaranty reinsurance segment represent commissions paid to acquire assumed business, as well as fees for letters of credit to secure our obligations to primary companies so that they can take credit for our reinsurance in filings with their local insurance regulators. Amortization of acquisition costs in the financial guaranty reinsurance segment was $2.9 million for the six months ended June 30, 2006, a decrease of $1.0 million, as compared to $3.9 million in the comparable period in 2005. The decrease was primarily the result of a decrease in LOC fees as well as a higher mix of upfront business assumed in the current year period as compared to the prior year period.

  Operating Expenses

     Operating expenses were $34.6 million for the six months ended June 30, 2006, an increase of $1.3 million or 3.9% as compared to $33.3 million in the comparable period in 2005. The increase in operating expenses was primarily attributable to higher operating expenses in the financial guaranty insurance and reinsurance segments of $1.0 million and $0.2 million, respectively. Within the financial guaranty insurance segment, the $1.0 million increase was primarily due to higher compensation, annual fees and marketing expenses, offset partially by lower corporate allocations and professional fees. Within the financial guaranty reinsurance segment, the $0.2 million increase was driven by higher annual fees, compensation and corporate allocations, offset partially by lower professional fees.

Investments

     The finance and risk oversight committee of our Board of Directors approves our general investment objectives and policies. Management and, historically, XLIM prepare more specific investment guidelines at the legal entity level. Independent investment managers manage all of our consolidated investment portfolios.

     Our primary investment objective is the preservation of capital, subject to an appropriate degree of liquidity, and a steady stream of investment income. A secondary objective is to optimize long-term returns.

     We select our investment managers on the basis of various criteria, including investment style, historical performance, internal controls, operational risk, and the ability to contribute to the diversification of our portfolio.

     Market risk arises due factors that can affect the value of our investments and the impact such a change in value could have on our earnings. Such factors include interest rates (for example, changes in the level, slope and curvature of yield curves, volatility of interest rates, mortgage prepayment speeds and credit spreads) and credit quality.

     We seek to manage the risks of our investment portfolio through a combination of asset class, industry and security level diversification. In addition, individual security and issuer exposures are controlled and monitored at the investment portfolio level via specific investment constraints outlined in our investment guidelines and agreed with the external investment professionals. Additional constraints are generally agreed upon with the external investment professionals and may address exposures to eligible securities, prohibited investments/transactions, credit quality and concentrations limits. We also have a policy not to invest in any securities that we guaranty.

     At June 30, 2006, our consolidated fixed-income portfolio consisted of debt securities, short-term investments and cash and cash equivalents with a carrying value of $1.4 billion, $40.6 million and $92.4 million, respectively. Our debt securities are designated as available for sale in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fixed-income portfolio is reported at fair value in accordance with SFAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. Short-term investments consist of securities with maturities equal to or greater than 90 days but less than one year at time of purchase.

     The average duration of our investment portfolio was 3.4 years at June 30, 2006, as compared to 3.5 years at December 31, 2005.

     Our fixed-income portfolio is exposed to credit and interest rate risk. At June 30, 2006, the fair value of our consolidated fixed-income portfolio was approximately $1.4 billion, as compared to approximately $1.3 billion at December 31, 2005.

     The table below shows the percentage of our consolidated fixed-income portfolio by credit rating (including debt securities, short-term investments, cash and cash equivalents and net payable for investments purchased) at June 30, 2006.

Credit Rating(1):	Total
AAA	77.3%
AA	10.7%
A	12.0%
Total	100.0%

(1)      At June 30, 2006, the average credit quality of our fixed-income portfolio was “AAA.”

     As at June 30, 2006, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 6.4% of the total fixed-income portfolio and approximately 34.5% of all corporate holdings. At June 30, 2006, none of our corporate holdings exceeded 1.0% of our total fixed-income portfolio (including debt securities, short-term investments, cash and cash equivalents and net payable for investments purchased).

     Our fixed-income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed-income security to changes in interest rates. We manage interest rate risk by setting duration targets for our investment portfolio, thus mitigating the overall economic effect of interest rate risk. We remain nevertheless exposed to accounting interest rate risk since the assets are marked-to-market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves at June 30, 2006 would have decreased the fair value of our fixed-income portfolio by approximately 3.4%, or $51.8 million.

     The following table summarizes our consolidated investment portfolio excluding other invested assets at June 30, 2006. Other invested assets consist of certain notes acquired in connection with the satisfaction of a claim in December 2005 resulting from the default of an insured obligation. The carrying value of such notes at June 30, 2006 was $2.8 million.

	As of June 30, 2006
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Gains	Gains	Losses	Fair Value
Debt securities
Mortgage and asset-backed securities	$687,200	$186	$(21,897)	$665,489
U.S. Government and government agencies	438,801	207	(15,951)	423,057
Corporate	289,920	228	(11,704)	278,444
Non-U.S. sovereign government	9,650	64	(332)	9,382
U.S. states and political subdivisions of the states	5,607	34	(240)	5,401
Total debt securities	$1,431,178	$719	$(50,124)	$1,381,773
Short-term investments
Total short-term investments	$40,818	$1	$(242)	$40,577

     The amortized cost and estimated fair value of debt securities available for sale as of June 30, 2006, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2006
(in thousands)	Amortized Cost	Fair Value
Due after one through five years.	$422,465	$410,622
Due after five through ten years	294,012	279,277
Due after ten years	27,501	26,385
	743,978	716,284
Mortgage and asset-backed securities	687,200	665,489
Total	$1,431,178	$1,381,773

Liquidity and Capital Resources

  Capital Resources

     We carefully manage our capital resources to minimize our cost of capital while maintaining appropriate claims-paying resources to sustain the Triple-A claims-paying ratings of our insurance subsidiaries. Capital resources are defined by us to include: our total investments in debt securities, short-term investments, cash and cash equivalents, accrued investment income, and with respect to XLFA, its soft capital credit facility. At June 30, 2006 and December 31, 2005, our total capital resources were $1.7 billion and $1.6 billion, respectively.

  SCA

     After the IPO, SCA’s cash flow will consist of dividends from its subsidiaries, if declared and paid, and investment income on assets held by it from the proceeds of the IPO, offset by expenses incurred for employee compensation and other expenses incurred as a stand-alone public company, including: board of directors fees, directors and officers liability insurance, independent auditor fees, stock registrar and listing fees, legal fees, and annual report and proxy production and distribution costs. In addition, we intend to pay quarterly cash dividends on our common shares at an initial rate of $.02 per common share. The first such dividend is expected to be declared in the fourth quarter of 2006 and paid in the first quarter of 2007. The timing and amount of any cash dividends, however, will be at the discretion of our Board of Directors.

     As a holding company, SCA’s ability to meet its cash requirements (including any dividends on its common shares, if and when declared) will depend upon the receipt of dividends from its operating subsidiaries. The payment of dividends from certain of our operating subsidiaries is subject to regulatory restrictions. As a result, there can be no assurance that our operating subsidiaries will be able to pay us dividends, or that any dividends paid to us by our operating subsidiaries will be sufficient to fund our cash requirements or that we will not be required to seek external debt or equity financing to meet our operating expenses. Because we are a holding company and substantially all of our operations are conducted by our subsidiaries, our ability to meet any ongoing cash requirements, including any debt service payments or other expenses, and to pay dividends on our common shares in the future will depend on our ability to obtain cash dividends or other cash payments or obtain loans from our subsidiaries, which are regulated insurance companies that depend upon ratings from independent rating agencies. Our subsidiaries’ ability to pay dividends, or make loans, to us is consequently limited by regulatory and rating agency constraints.

     In the ordinary course of our business, we will evaluate our liquidity needs and capital resources in light of our expenses, our dividend policy and the dividend paying ability of our operating subsidiaries, which include rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries, the income we expect to receive on our invested assets, and the expected amount of our capital resources (principally the net proceeds from the offerings retained by us), as well as other resources expected to be available to us, management believes that we will have sufficient liquidity to satisfy our anticipated liquidity needs over the twelve months.

     Our ongoing capital requirements depend on many factors, including our in-force book of business and regulatory and rating agency capital requirements. To the extent that our existing capital, including the capital available to us as a result of this offering, is insufficient to meet these requirements or cover losses, we may need to raise additional funds through financings or curtail our growth and reduce our insured exposure. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

     In connection with the consummation of the IPO, XLCA and XLFA have each agreed that, until the second anniversary of the date hereof each will not declare or pay dividends on its common stock other than to fund certain parent holding company operating expenses and debt service requirements and to fund dividends on our preferred stock and “nominal” dividends on our common stock. In addition, New York Insurance law contains a test governing the amount of dividends that XLCA can pay in any year and, as a result of the application of such test, XLCA cannot currently pay dividends, without notice to, and prior approval from, the New York Superintendent. As a U.S. company paying dividends to a Bermuda holding company, XLCA’s dividends are subject to a 30% withholding tax rate.

  Operating Subsidiaries

     Liquidity at our operating subsidiaries is primarily used to pay their operating expenses, claims, payment obligations with respect to credit derivatives, reinsurance premiums and dividends to us, as well as in the case of XLCA to make capital investments from time to time in its subsidiary, XLCA-UK. Our operating subsidiaries’ principal sources of liquidity are their portfolio of liquid assets and their net operating cash flow, as well as, in the case of XLFA, the soft capital facility described under “—XLFA Soft Capital Facility” below. Liquidity can be affected by changes in interest rates and the amount and timing of loss payments as well as the other factors described under “—Overview—Key Factors Affecting Profitability.”

     We believe that our operating subsidiaries have sufficient liquidity and capital resources to meet their short-term and long-term obligations. Their liquidity is subject to market conditions, regulation and rating agency requirements and we cannot guarantee that they will have sufficient liquidity in the future or that they will not have to seek alternative sources of liquidity, which may be more expensive than their current liquidity options. We also believe that our subsidiaries would have sufficient internal and external liquidity sources in the unlikely and remote event that they were required to record or fund a cash outlay of up to $1.4 billion with respect to our closely watched credits over the scheduled payment dates with respect to such credits.

     Cash Flows. Net cash provided by operating activities was $145.9 million for the six months ended June 30, 2006, an increase of $43.4 million as compared to $102.5 million reported during the same period in 2005. The aforementioned increases in net cash provided by operating activities were driven by new business written and investment income.

     Net cash used in investing activities was $105.2 million for the six months ended June 30, 2006, an increase of $5.3 million as compared to $99.9 million reported during the same period in 2005. Cash used in investing activities is primarily a result of investing cash received from premiums and investment income. The aforementioned increases in cash used for investing activities are consistent with the increase in cash provided by operating activities.

     Our operating subsidiaries’ liquid assets include substantial U.S. Treasury holdings, short-term investments and readily marketable debt securities. We believe that the operating subsidiaries’ sources of liquidity are adequate to meet their anticipated needs. As of June 30, 2006 and December 31, 2005, the operating subsidiaries on a consolidated basis had readily marketable debt securities and short-term investments with a carrying value of $1.4 billion and $1.3 billion, respectively. At those dates, approximately 99.9% of our operating subsidiaries’ consolidated investment portfolio was rated “A” or higher.

  Letter of Credit and Liquidity Facility

     On August 4, 2006, we and certain of our subsidiaries entered into an aggregate $500.0 million, five-year letter of credit and revolving credit facility (the “$500.0 million credit facility”) with a syndicate of banks, for which Citibank N.A. is the administrative agent. The letter of credit and liquidity facility provides for letters of credit of up to $250,000,000 and up to $250,000,000 of revolving credit loans with the aggregate amount of outstanding letters of credit and revolving credit loans thereunder not to exceed $500,000,000.

     Interest and fees payable under the letter of credit and liquidity facility shall be determined based upon certain spreads over defined benchmarks, principally LIBOR. The commitments under the letter of credit and liquidity facility will expire on, and amounts borrowed under the letter of credit and liquidity facility may be borrowed, repaid and reborrowed from time to time until, the earlier of (i) the date that is five years after the closing date of the letter of credit and liquidity facility and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by the Account Parties or upon an event of default.

     The credit and liquidity facility contains financial covenants that require that SCA at any time (a) prior to August 4, 2008, maintain a minimum net worth of $828.6 million, (b) after August 4, 2008, maintain a minimum net worth equal to the greater of (1) $828.6 million (our net worth, defined as total shareholders’ equity before accumulated other comprehensive income at June 30, 2006, was approximately $942.6 million) or (2) an amount equal to 65% of the consolidated net worth as of the end of the then most recent fiscal year or fiscal quarter of SCA for which financial statements shall have been delivered, and (c) maintain a maximum total funded debt-to-total capitalization ratio of 30%. The letter of credit and liquidity facility also contains certain covenants, including restrictions on mergers, acquisitions and other business consolidations; the sale of assets; incurrence of indebtedness; liens on our assets; and transactions with affiliates. In addition, the letter of credit and liquidity facility contains certain customary provisions regarding events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to certain other indebtedness, certain events of bankruptcy and insolvency, material judgments, certain events under the Employee Retirement Income Security Act of 1974, as amended, and changes of control.

  Assumed Reinsurance Collateral Requirements

     In connection with our reinsurance operations, we may be required to post collateral or provide letters of credit in favor of certain of our ceding insurers in order for them to receive reinsurance credit under certain U.S. state laws. In addition, we have the option, under certain reinsurance treaties, to post collateral or letters of credit in favor of our ceding insurers, in the event of a downgrade in our credit rating or other similar ratings event.

     XL Capital has established a letter of credit facility with a syndicate of commercial banks. Letters of credit issued under this facility are unsecured. Pursuant to this facility, XL Capital issued letters of credit for the benefit of primary companies reinsured by us in the amount of $131.6 million and $158.7 million as of June 30, 2006 and December 31, 2005, respectively. For the three and six month periods ended June 30, 2006 and 2005, we incurred expenses for the cost of such letters of credit in the amount of $0.3 million and $0.8 million, and $0.3 million and $1.1 million, respectively. We expect to replace letters of credit issued for our benefit under the XL Capital facility with letters of credit issued under the letter of credit and liquidity facility described under the “—Letter of Credit and Liquidity Facility” described above.

  Ceded Reinsurance Recoverables

     We manage our in-force portfolio of guarantied obligations based on, and to comply with, regulatory and rating agency single-risk limits and internal credit guidelines. Single-risk limits are designed to avoid concentration in single names and to mitigate event risk and are calculated as a percentage of capital. For transactions that exceed these limits or guidelines, we will cede the excess to XLI or other third-party reinsurers. Generally, all such reinsurance is structured as facultative quota share reinsurance in which the reinsurer is liable to us for its quota share of the applicable policies that we issue, regardless of when the loss occurs. Accordingly, related loss reserves, including unallocated loss reserves, are ceded in accordance with such contracts. Through these facultative cessions, we gain greater flexibility to manage large single risks and reduce concentration in specific bond sectors and geographic regions. Part of our strategy is to reduce reinsurance to XLI and increase our third-party reinsurance relationships. To the extent that we cede a portion of our exposure to one or more reinsurance companies, we can reduce our concentration to particular issuers and help to control the diversification of our credit portfolio. In addition, use of reinsurance can increase our capacity to write new business and strengthen our capital adequacy ratios.

     As of June 30, 2006 and December 31, 2005, we had $51.9 million and $52.3 million in reinsurance recoverables from our reinsurers relating to specific case reserves. The following table presents, by reinsurer, the amount of our in-force principal exposure ceded to reinsurers as of June 30, 2006 and December 31, 2005:

	As of June 30, 2006		As of December 31, 2005
	Ceded Par	% Of Gross	Ceded Par	% Of Gross
(in billions, except percentages)	Outstanding	Outstanding	Outstanding	Outstanding
XL RE AM	$0.3	0.32%	$0.3	0.33%
XLI(1)	3.6	3.35%	4.0	4.41%
AAA Companies(2)	2.1	1.96%	2.0	2.21%
AA Companies & others(3)	2.7	2.46%	2.5	2.76%
Total	$8.7	8.09%	$8.8	9.71%

(1)	In connection with the transfer of business from XLI to us as described under “Formation Transactions” in our Registration Statement on Form S-1 (SEC File No. 333-133066) the amount of our in-force principal exposure ceded to XLI will be reduced by approximately $3.9 billion.
(2)	“AAA Companies” means those firms that have both an “AAA” rating from S&P and an “Aaa” rating from Moody’s.
(3)	“AA Companies and others” means those firms (other than XLI) that have either an “AA” category rating from S&P and/or an “Aa” category rating from Moody’s or have an investment grade rating but do not have a financial enhancement rating from S&P.

  XLFA Soft Capital Facility

     On December 10, 2004, XLFA entered into a put option agreement and an asset trust expense reimbursement agreement with the Asset Trust. The put option agreement provides XLFA with the irrevocable right to require the Asset Trust at any time and from time to time to purchase XLFA’s non-cumulative perpetual Series B preferred shares with an aggregate liquidation preference of up to $200 million. There is no limit to the number of times that XLFA may exercise the put option, redeem the Series B preferred shares from the Asset Trust and exercise the put option again. XLFA is obligated to reimburse the Asset Trust for certain fees and ordinary expenses. To the extent that any Series B preferred shares are put to the Asset Trust and remain outstanding, a corresponding portion of such fees and ordinary expenses will be payable by XLFA pursuant to the asset trust expense reimbursement agreement. The put option agreement is perpetual but would terminate on delivery of notice by XLFA on or after December 9, 2009, or under certain defined circumstances, such as the failure of XLFA to pay the put option premium when due or bankruptcy. The premium payable by XLFA is the sum of certain trustee and investment managers expenses, the distribution of income paid to holders of the pass-through trust securities, less the investment yield on the eligible assets purchased using the proceeds originally raised from the issuance of the pass-through securities. The eligible securities (which are generally high-grade investment securities) are effectively held in trust to be used to fund the purchase of any Series B preferred shares upon exercise of the put. The put option has not been exercised since the inception of the facility.

  XLFA Preferred Share Dividend Requirements

     For the six months ended June 30, 2006 and 2005, XLFA paid total dividends to the holders of its redeemable preferred shares of $2.6 million and $2.6 million, respectively. In addition to these dividends, we accrued $3.1 million and $4.4 million, for the six months ended June 30, 2006 and 2005, respectively, relating to XLFA’s estimated redemption premium obligation under the preferred shares. Effective January 1, 2006, the dividend rate on the Series A redeemable preferred shares was changed to a fixed rate of 8.25% per year.

  Recent Accounting Pronouncements

     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and addresses issues raised in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of SFAS 155 are: (i) with respect to SFAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to SFAS 140, to eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We expect that SFAS No. 155 will not have a material effect on our financial condition or results of operations.

     In April 2006, the FASB issued FSP FIN 46(R)-6, Determining the Variability to be Considered in Applying FIN 46(R), which states that the variability to be considered when applying FIN 46(R) should be based on an analysis of the design of an entity which entails analyzing the nature of the risks in the entity and determining the purpose for which the entity was created and determining the variability the entity is designed to create and pass along to its interest holders. Typically, assets and operations of the entity create the variability (and thus are not variable interests), while liabilities and equity interests absorb that variability (and thus, are variable interests). The role of a contract or arrangement in the design of the entity, regardless of its legal form or accounting classification, shall dictate whether that interest should be treated as creating or absorbing variability for the entity. The guidance in this FSP must be applied as of July 1, 2006 and is not expected to have a material effect on our financial condition or results of operations but will form an important part of our evaluation of any relevant structures going forward.

     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial condition or results of operations.

Off-Balance Sheet Arrangements

     As of June 30, 2006 and December 31, 2005, we did not have any significant off-balance sheet arrangements that were not accounted for or disclosed in the consolidated financial statements. See “—Liquidity and Capital Resources—XLFA Soft Capital Facility” above and Note 2 to our Interim Condensed Consolidated Financial Statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any Registration Statement, prospectus supplement, the Company’s Annual Report to ordinary shareholders, any proxy statement, any other Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance, reinsurance and financial products and services sectors in particular (both as to underwriting and investment matters). Statements that include the words “expect”, “intend”, “plan”, “believe”, “project”, “anticipate”, “will”, “may”, and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following:

  changes in rating agency policies or practices, including adverse changes to the financial strength or financial enhancement ratings of any or all of our operating subsidiaries;

  ineffectiveness or obsolescence of our business strategy, due to changes in current or future market conditions or other factors;

  the performance of our invested assets or losses on credit derivatives;

  availability of capital (whether in the form of debt or equity) and liquidity (includmg letter of credit facilities);

  the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

  increased competition on the basis of pricing, capacity, terms or other factors;

  greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

  developments in the world’s financial and capital markets that adversely affect the performance of our investments and our access to such markets;

  changes in, or termination of, our ongoing reinsurance agreements with XL Capital or FSAH;

  changes in regulation or tax laws applicable to us or our customers or suppliers such as our reinsurers;

  changes in the rating agencies’ views on third-party inward reinsurance;

  changes in the availability, cost or quality of reinsurance or retrocessions, including a material adverse change in the ratings of our reinsurers or retrocessionaires;

  changes with respect to XL Capital (including changes in its ratings or its ownership percentage in us) or our relationship with XL Capital;

  changes that may occur in our operations as we begin operations as a public company;

  changes in accounting policies or practices or the application thereof;

  changes in the officers of our company or our subsidiaries;

  legislative or regulatory developments;

  changes in general economic conditions, including inflation, interest rates, foreign currency exchange rates and other factors; and

  the effects of business disruption or economic contraction due to war, terrorism or natural or other catastrophic events.

     The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosure regarding our exposures to market risk, as well as our objectives, policies and strategies relating to the management of such risks, is set forth in our Registration Statement on Form S-1 (SEC File No. 333-133066). Our relative sensitivity to changes in fair value from interest rates and equity prices at June 30, 2006 is not materially different from that presented in the aforementioned Registration Statement.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be filed in this report has been made known to them in a timely fashion.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company believes that the ultimate outcome of all outstanding litigation and arbitration will not have a material adverse effect on its consolidated financial condition, future operating results and/or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

ITEM 1A. RISK FACTORS

     Refer to Risk Factors in our Registration Statement on Form S-1 (SEC File No. 333-133066) for further information.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

3.1	Memorandum of Association of CA Holdings Ltd, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-133066)
3.2	Amended and Restated Bye-laws of Security Capital Assurance Ltd, incorporated by reference to Exhibit 3.2 to the Security Capital Assurance Ltd Registration Statement on Form S-1 (File No. 333-133066)
10.1	Transition Agreement, dated as of August 4, 2006, among XL Capital Ltd, XL Insurance (Bermuda) Ltd, X.L. America, Inc. and Security Capital Assurance Ltd
10.2	Tax Indemnity Agreement, dated as of August 4, 2006, among XL Capital Ltd, X.L. America, Inc. and Security Capital Assurance Ltd
10.3	Employment Agreement with Paul S. Giordano dated as of August 2, 2006
10.4	Letter Agreement Regarding Stock Options, Restricted Shares and Long-Term Incentive Award between XL Capital Ltd and Paul Giordano, dated as of August 2, 2006
10.5	Security Capital Assurance Ltd 2006 Long-Term Incentive and Share Award Plan
10.6	Security Capital Assurance Ltd Annual Incentive Compensation Plan
10.7	SCA Holdings US Inc. Deferred Compensation Program
10.8	Master Services Agreement, dated as of August 4, 2006, between XL Global Services, Inc. and XL Financial Administrative Services Inc.
10.9	Master Services Agreement, dated as of August 4, 2006, between XL Services (Bermuda) Ltd and SCA Bermuda Administrative Ltd
10.10	Master Services Agreement, dated as of August 4, 2006, between XL Capital Ltd and SCA Bermuda Administrative Ltd
10.11	Master Services Agreement, dated as of August 4, 2006, between XL Services UK Limited and XL Capital Assurance (U.K.) Limited
10.12	Master Services Agreement, dated as of August 4, 2006, between XL Services UK Limited, in respect of its Spanish branch and XL Capital Assurance (U.K.) Limited, in respect of its Spanish branch
10.13	Master Services Agreement, dated as of August 4, 2006, between X.L. America, Inc. and XL Financial Administrative Services Inc.
10.14	General Services Agreement, dated as of August 4, 2006, between XL Financial Administrative Services Inc. and XL Insurance (Bermuda) Ltd
10.15	General Services Agreement, dated as of August 4, 2006, between XL Financial Assurance Ltd. and XL Insurance (Bermuda) Ltd
10.16	General Services Agreement, dated as of August 4, 2006, between XL Capital Assurance Inc. and XL Global Services, Inc.
10.17	Assignment and Assumption of Lease between Global Credit Analytics, Inc. and XL Capital Assurance Inc., dated as of August 4, 2006
10.18	Amendment No. 1 to Facultative Quota Share Reinsurance Agreement between XL Financial Assurance Ltd. and XL Insurance (Bermuda) Ltd, dated as of August 4, 2006
10.19	Amendment No. 1 to Excess of Loss Reinsurance Agreement between XL Financial Assurance Ltd. and XL Insurance (Bermuda) Ltd, dated as of August 4, 2006
10.20	Third Amended and Restated Facultative Quota Share Reinsurance Treaty between XL Financial Assurance Ltd. and XL Capital Assurance Inc., dated as of August 4, 2006
10.21	Amendment and Termination of Reinsurance Guarantee Agreement between XL Insurance (Bermuda) Ltd, XL Capital Assurance Inc. and XL Financial Assurance Ltd., dated as of August 4, 2006
10.22	First Amended and Restated Facultative Master Certificate issued by XL Reinsurance America Inc. to XL Capital Assurance Inc., dated as of August 4, 2006
10.23	Credit Agreement between Security Capital Assurance Ltd, XL Capital Assurance Inc. and XL Financial Assurance Ltd. and the Lenders party thereto and Citibank, N.A., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., dated as of August 1, 2006
10.24	Amendment No. 1 to Agency Agreement between XL Financial Solutions Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd and XL Financial Assurance Ltd., dated as of August 4, 2006
10.25	Security Capital Assurance Ltd Deferred Cash Program Guidelines, incorporated by

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

reference to Exhibit 10.39 to the Security Capital Assurance Ltd Registration Statement on Form S-1 (File No. 333-133066)
10.26	XL Financial Assurance Ltd. Second Amended and Restated Shareholders Agreement, dated as of July 21, 2006, incorporated by reference to Exhibit 10.40 to the Security Capital Assurance Ltd Registration Statement on Form S-1 (File No. 333-133066)
10.27	Amended and Restated General Services Agreement, dated as of August 4, 2006, between XL Capital Assurance Inc. and XL Financial Administrative Services Inc.
10.28*	Indemnification Agreement, dated as of August 4, 2006, between XL Financial Assurance Ltd. and XL Insurance (Bermuda) Ltd
10.29*	Indemnification Agreement, dated as of August 4, 2006, between XL Capital Assurance Inc. and X.L. America, Inc.
10.30*	Adverse Development Reinsurance Agreement, dated as of August 4, 2006, between XL Capital Assurance Inc. and XL Reinsurance America Inc.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification

*       Omits information for which confidential treatment has been requested.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL ASSURANCE LTD
(Registrant)

Date:	September 14, 2006	/s/ PAUL S. GIORDANO
Paul S. Giordano
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	September 14, 2006	/s/ DAVID SHEA
David Shea
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)