Form 10-Q
period 2006-09-30
Security Capital Assurance Ltd
filed 2006-11-14
CIK 1358164

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____ Commission file number 001-32950

SECURITY CAPITAL ASSURANCE LTD

(Exact name of registrant as specified in its charter)

BERMUDA	NOT APPLICABLE
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Bermudiana Road, Hamilton, Bermuda HM 11 (Address of principal executive offices and zip code)

(441) 292-8515 (Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

          As of November 14, 2006, there were 64,136,364 outstanding Common Shares, $0.01 par value per share, of the registrant.

SECURITY CAPITAL ASSURANCE LTD

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited) As of September 30, 2006	As of December 31, 2005

ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost: 2006 - $1,693,212; 2005 - $1,336,075)	$1,676,940	$1,316,029
Short-term investments, at fair value (amortized cost: 2006 - $194,580; 2005 - $31,015)	193,196	30,811
Other invested assets	—	17,621

Total investments	1,870,136	1,364,461

Cash and cash equivalents	218,317	54,593
Accrued investment income	13,477	11,847
Deferred acquisition costs	85,606	59,592
Prepaid reinsurance premiums	48,917	69,873
Premiums receivable	15,224	7,770
Reinsurance balances recoverable on unpaid losses	70,310	69,217
Intangible assets – acquired licenses	11,529	11,529
Deferred income tax asset	18,059	18,845
Other assets	23,381	16,588

Total assets	$2,374,956	$1,684,315

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$156,650	$147,368
Deferred premium revenue	709,447	592,585
Reinsurance premiums payable	9,526	310
Payable for investments purchased	66,452	—
Accounts payable, accrued expenses and other liabilities	47,708	23,252
Dividend payable	1,139	1,445
Current income tax payable	2,609	1,023

Total liabilities	993,531	765,983

Minority interest – redeemable preferred shares of subsidiary	54,016	50,518

Shareholders’ Equity
Common stock – (Par value $0.01 per share; 500,000,000 shares authorized; shares issued and outstanding: 2006: 64,136,364; 2005: 46,127,245)	641	461
Additional paid in capital	981,165	605,951
Retained earnings	363,258	281,709
Accumulated other comprehensive loss	(17,655)	(20,307)

Total shareholders’ equity	1,327,409	867,814

Total liabilities, minority interest and shareholders’ equity	$2,374,956	$1,684,315

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
(U.S. dollars in thousands, except per share amounts)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,

	2006	2005	2006	2005

Revenues
Gross premiums written	$65,081	$63,757	$235,212	$179,812
Reinsurance premiums assumed	20,489	19,222	40,184	37,073

Total premiums written	85,570	82,979	275,396	216,885
Ceded premiums	14,908	(9,435)	1,156	(29,336)

Net premiums written	100,478	73,544	276,552	187,549
Change in net deferred premium revenue	(55,023)	(32,408)	(137,743)	(80,718)

Net premiums earned (net of ceded premiums earned of $1,576, $6,875, $19,800 and $21,367)	45,455	41,136	138,809	106,831
Net investment income	21,835	13,259	53,026	36,829
Net realized losses on investments	(156)	(768)	(16,556)	(2,139)
Net realized and unrealized losses on credit derivatives	(3,216)	(1,919)	(6,765)	(4,214)
Fee income and other	59	—	2,290	750

Total revenues	63,977	51,708	170,804	138,057

Expenses
Net losses and loss adjustment expenses	4,994	1,095	11,323	20,044
Acquisition costs, net	5,824	3,235	13,048	9,320
Operating expenses	20,861	16,686	55,448	50,015

Total expenses	31,679	21,016	79,819	79,379

Income before income tax and minority interest	32,298	30,692	90,985	58,678
Income tax expense (benefit)	2,747	(632)	2,559	(1,655)

Income before minority interest	29,551	31,324	88,426	60,333
Minority interest – dividends on redeemable preferred shares	1,139	(49)	6,877	6,902

Net income	$28,412	$31,373	$81,549	$53,431

Net income per share:
Basic	$0.49	$0.68	$1.63	$1.16
Diluted	$0.49	$0.68	$1.63	$1.16

Weighted-average shares outstanding:
(Shares in thousands)
Basic	58,068	46,127	50,151	46,127
Diluted	58,095	46,127	50,160	46,127
Comprehensive income
Net income	$28,412	$31,373	$81,549	$53,431
Change in unrealized appreciation (depreciation) of investments	31,991	(22,610)	2,652	(20,066)

Total comprehensive income	$60,403	$8,763	$84,201	$33,365

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONSOLIDATED
STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30, 2006	Year Ended December 31, 2005

Common stock
Balance – beginning of year	$461	$461
Issuance of common stock	180	—

Balance – end of period	641	461

Additional paid-In Capital
Balance – beginning of year	605,951	603,247
Issuance of common stock	340,982	—
Capital contributions	34,232	2,704

Balance – end of period	981,165	605,951

Retained Earnings
Balance – beginning of year	281,709	201,263
Net income	81,549	80,446

Balance – end of period	363,258	281,709

Accumulated Other Comprehensive Loss
Balance – beginning of year	(20,307)	(241)
Net change in unrealized appreciation (depreciation) of investments, net of deferred tax benefit of $57 in 2006 and $792 in 2005	2,652	(20,066)

Balance – end of period	(17,655)	(20,307)

Total shareholders’ equity	$1,327,409	$867,814

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONSOLIDATED
STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30,

	2006	2005

Cash provided by operating activities:
Net income	$81,549	$53,431

Adjustments to reconcile net income to net cash provided by operating activities
Net realized losses on investments	16,556	2,139
Net realized and unrealized losses on credit derivatives	6,765	4,214
Amortization of premium on bonds	2,721	3,191
Minority interest – dividends on redeemable preferred shares	6,877	6,902
(Increase) in accrued investment income	(1,605)	(801)
(Increase) in deferred acquisition costs	(26,014)	(11,505)
Decrease (increase) prepaid reinsurance premiums	20,956	(7,991)
(Increase) decrease in premiums receivable	(7,454)	5,917
(Increase) in reinsurance balances recoverable on unpaid losses	(1,093)	(8,875)
Increase in unpaid losses and loss adjustment expenses	9,282	27,914
Increase in deferred premium revenue	116,862	88,709
Increase in reinsurance premiums payable	9,216	5,268
Other, net	24,984	(4,029)

Total adjustments	178,053	111,053

Net cash provided by operating activities	259,602	164,484

Cash flows from investing activities:
Proceeds from sale of debt securities and short term investments	287,226	720,139
Proceeds from maturity of debt securities and short term investments	45,103	45,012
Purchase of debt securities and short term investments	(791,029)	(943,051)

Net cash used in investing activities	(458,700)	(177,900)

Cash flows from financing activities:
Proceeds from issuance of common stock less underwriters’ allowance and issuance costs paid	344,175	—
Cash from contributed subsidiary	7,304	—
Cash contributions from XL Capital Ltd	15,028	—
Dividends on redeemable preferred shares	(3,685)	(7,481)

Net cash provided by (used in) financing activities	362,822	(7,481)

Increase (decrease) in cash and cash equivalents	163,724	(20,897)

Cash and cash equivalents-beginning of year	54,593	71,247

Cash and cash equivalents-end of period	$218,317	$50,350

Supplemental Cash Flow Disclosure
Tax refund received under tax sharing agreement	$759	$—

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Ownership

          On March 17, 2006, XL Capital Ltd (“XL Capital”) formed Security Capital Assurance Ltd (“SCA”), a Bermuda based holding company, in anticipation of contributing its ownership interests in its financial guaranty insurance and financial guaranty reinsurance operating businesses to SCA and selling an interest therein to the public through an initial public offering of SCA common shares (the “IPO”). The contribution of such businesses to SCA occurred on July 1, 2006 and the IPO was consummated on August 4, 2006 – see Note 12. The aforementioned operating businesses contributed to SCA by XL Capital consisted of: (i) XL Capital Assurance Inc. (“XLCA”) and its wholly-owned subsidiary, XL Capital Assurance (U.K.) Limited (“XLCA-UK”) and (ii) XL Financial Assurance Ltd. (“XLFA”). Prior to the IPO, XLCA was an indirect wholly owned subsidiary of XL Capital and substantially all of XLFA was owned by XL Capital except for a $54.0 million preferred stock interest which is owned by Financial Security Assurance Holdings Ltd. (“FSAH”). After the IPO, a secondary offering by XL Capital, the exercise of the underwriters’ over-allotment option and restricted share awards to management of SCA, XL Capital’s ownership of SCA’s outstanding common shares represents approximately a 63% economic interest. As a result of limitations on XL Capital’s voting power contained in SCA’s Bye-laws, the votes conferred by the common shares owned by XL Capital will not exceed, with respect to elections of directors, 50.1% of the aggregate voting power of all common shares entitled to vote generally at any election of directors or, with respect to any other matter presented to our shareholders for their action or consideration, 47.5% of the aggregate voting power of all common shares entitled to vote on such matter. SCA, XLCA, XLFA and all other subsidiaries of SCA (see Note 12) are hereafter collectively referred to as the “Company.”

2. Basis of Presentation and Consolidation

          The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting of normally recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows for the periods presented. These financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated interim financial statements of the Company should be read in conjunction with the audited historical financial statements of the Company as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003 included in our Registration Statement on Form S-1 (SEC File No. 333-133066).

          For all periods presented, certain expenses reflected in the financial statements include allocations of expenses by XL Capital related to general and administrative services provided to the Company. These expenses were allocated based on estimates of the cost incurred by XL Capital to provide these services to the Company. Management believes that the methods used to estimate the costs allocated to the Company are reasonable. All intercompany accounts and transactions have been eliminated. However, these results do not necessarily represent what the historical consolidated financial position, results of operations and cash flows of the Company would have been if the Company had been a separate stand-alone entity during the periods presented.

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

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Credit Default Swaps

          Credit default swaps entered into by the Company meet the definition of a derivative instrument under Financial Accounting Standards Board (“FASB”) Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 149. Credit default swaps are recognized at fair value and recorded as either assets or liabilities in the accompanying consolidated balance sheets. The Company intends to hold these derivative instruments until maturity.

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

          The Company’s credit default swap portfolio generally requires the Company to meet payment obligations for referenced credits within the portfolio in the event of specific credit events after exhaustion of various first-loss protection levels. These credit events are contract-specific, but generally cover bankruptcy, failure to pay and repudiation. The Company’s credit default swap portfolio consists of structured pools of corporate obligations that were awarded investment-grade ratings at the deals’ inception. At September 30, 2006, on a net par basis, approximately 97.7% of the portfolio was rated “AAA” with the remaining 2.3% rated at or above investment-grade and the weighted average term of the contracts in-force was 12.7 years.

          The following tables present the amounts related to credit default swaps reflected in our financial statements as of and for the periods indicated:

	Three Months Ended		Nine Months Ended

(U.S. dollars in thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Statement of Operations:
Net premiums earned	$6,309	$5,132	$17,029	$12,678
Net losses and loss adjustment expenses	513	236	1,787	414
Net realized and unrealized losses on credit derivatives	(3,216)	(1,919)	(6,765)	(4,214)

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As at September 30, 2006	As at December 31, 2005

Balance sheet:
Reinsurance balances recoverable on unpaid losses	$1,007	$787
Other assets	11,068	14,605
Unpaid losses and loss adjustment expenses	13,898	11,890
Deferred premium revenue	154	205
Accounts payable, accrued expenses and other liabilities	2,876	2,071

4. Recent Accounting Pronouncements

          In June 2005, at the request of the Securities and Exchange Commission, the FASB added a project to their agenda to review and provide guidance for the accounting for financial guaranty insurance contracts under which it will consider claims liability recognition, premium recognition, and the related amortization of deferred policy acquisition costs. Current accounting literature, specifically FASB Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”), and FASB Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“SFAS 97”), does not specifically address the unique characteristics of accounting for financial guarantee insurance contracts. Consequently, the accounting principles applied by the industry, as well as the Company, have evolved over time and incorporate the concepts of both short-duration and long-duration contract accounting under the provisions of SFAS 60 and SFAS 97, as well as other accounting literature, such as FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”) and Emerging Issues Task Force (“EITF”) Issue No. 85-20, “Recognition of Fees for Guaranteeing a Loan.” The FASB arrived at a tentative decision during the third quarter of 2006 which will form the basis of the forthcoming Exposure Draft. The Company will continue to apply the accounting policies as disclosed in its audited historical consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003 until further guidance is provided by the FASB.

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and addresses issues raised in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of SFAS 155 are: (i) with respect to SFAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to SFAS 140, to eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt SFAS 155 on January 1, 2007 and is currently evaluating the implications of SFAS 155 on its financial statements.

          In April 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to be Considered in Applying FIN 46(R),” which states that the variability to be considered when applying FIN 46(R) should be based on an analysis of the design of an entity which entails analyzing the nature of the risks in the entity and determining the purpose for which the entity was created and determining the variability the entity is designed to create and pass along to its interest holders. Typically, assets and operations of the entity create the variability (and thus are not variable interests), while liabilities and equity interests absorb that variability (and thus, are variable interests). The role of a contract or arrangement in the design of the entity, regardless of its legal form or accounting classification, shall dictate whether that interest should be treated as creating or absorbing variability for the entity. The Company adopted the guidance in this FSP as of July 1, 2006 and it did not have a material effect on the Company’s financial condition or results of operations.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

          In September 2006, the FASB issued proposed FSP FAS 123(R)-e, “Amendment of FASB Staff Position FAS 123(R)-1”, which addresses whether the modification of an instrument in connection with an equity restructuring or a business combination should be considered a modification for purposes of applying FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” The FASB staff has taken the position that for instruments that were originally issued as employee compensation and then exchanged or changed, where the only change is a change to the terms of an award to reflect an equity restructuring or a business combination that occurs when the holders are no longer employees, then no change in the recognition and measurement (due to a change in classification) of these instruments will result if, there is (i) no increase in value to the holders of the instrument or (ii) the exchange or change in the terms of the award is not made in contemplation of an equity restructuring or a business combination and (iii) all holders of the same class of equity instruments (for example, stock options) are treated in a similar manner. These provisions must be applied in the first reporting period beginning after the date the final FSP is posted to the FASB’s website. This guidance is not expected to have a significant impact on the Company’s financial condition or results of operations.

          In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. However, early application is encouraged in any report for an interim period filed after the publication of this guidance. The Company is currently assessing the impact of the adoption of SAB 108. The guidance is not expected to have a significant impact on the Company’s financial condition or results of operations.

           In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value, and expands disclosures about fair value measurements. This Statement is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 will be effective for interim and annual financial statements issued after January 1, 2008. The Company is currently assessing the impact of the adoption of SFAS 157.

5. Premiums Earned from Refunded and Called Bonds

          Premiums earned include $0.4 million and $25.6 million for the three and nine months ended September 30, 2006, respectively, and $4.1 million and $4.3 million for the three and nine months ended September 30, 2005, respectively, related to refunded and called bonds.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Related Party Transactions

          Services Agreements with Affiliates

          Prior to the IPO, substantially all of the Company’s personnel services were provided by employees of affiliates of XL Capital. In connection with the IPO, such employees have become employees of the Company. In addition, the Company purchased various services from affiliates of XL Capital prior to the IPO under various agreements and continues to purchase such services under new agreements that became effective at the date of the IPO. Such services principally include: (i) information technology support, (ii) reinsurance and retrocessional consulting and management services, (iii) actuarial, finance, legal, internal audit and certain investment management services, and (iv) certain advertising services. For the three and nine months ended September 30, 2006, the Company incurred costs under the aforementioned agreements aggregating $15.6 million and $42.8 million, respectively, compared to $8.5 million and $46.6 million for the three and nine months ended September 30, 2005, respectively, which are reflected in “operating expenses” in the accompanying consolidated statements of operations.

          Employee Benefit Plans

          Prior to the IPO, XL America, Inc (“XLA”) maintained a qualified defined contribution pension plan for the benefit of all eligible employees and a non-qualified deferred compensation plan for the benefit of certain employees (collectively, the “Plans”). Discretionary contributions to both Plans were based on a fixed percentage of employee contributions and compensation as defined by the Plans. Such plans were converted to the Company’s plans on the effective date of the IPO. The terms and provisions of the Company’s plans are substantially the same as the aforementioned plans of XLA. For the three and nine months ended September 30, 2006, the Company incurred costs under the aforementioned plans aggregating $0.7 million and $2.0 million, respectively, compared to $0.4 million and $1.7 million for the three and nine months ended September 30, 2005, respectively, which are reflected in “operating expenses” in the accompanying consolidated statements of operations.

          Reinsurance Agreements With Affiliates and Other Guaranties

          The Company has the following reinsurance and other agreements with affiliates. Certain of the agreements discussed below may be terminated under certain conditions, as defined in the agreements

•

Effective August 4, 2006, certain subsidiaries of XL Capital indemnified the Company for all losses and loss adjustment expenses incurred in excess of its retained reserves at the effective date of the agreement relating to an insured project financing described in Note 9 (a). In consideration for the aforementioned indemnifications the Company is obligated to pay approximately $9.8 million on an installment basis over the life of the aformentioned project financing. As this premium is due irrespective of any early termination of the underlying insurance transaction, the Company recorded a liability of approximately $7.0 million at the effective date of the indemnifications (representing the present value of the obligation discounted at 5.0%, which reflects the rate on treasury obligations with a term to maturity commensurate with that of the liability) and a corresponding deferred cost, which are reflected in the accompanying consolidated balance sheet in “reinsurance premiums payable” and “prepaid reinsurance premiums”, respectively. For the three and nine months ended September 30, 2006, the Company incurred costs under the aforementioned agreements aggregating approximately $0.2 million.

•

Effective August 4, 2006, XLA has undertaken to indemnify the Company for any dimunition in value below their carrying value at June 30, 2006 of the notes and preferred shares described in Note 9 (b), which notes and preferred shares were acquired in connection with the satisfaction of a claim under a financial guaranty insurance policy issued by XLCA. In addition, pursuant to the aforementioned indemnity, XLA agreed to indemnify the Company for any costs arising out of any litigation or future claim in connection with the aforementioned insurance policy. The aforementioned notes and preferred shares are reflected in the accompanying consolidated balance sheets in “other invested assets”. This indemnity was provided by XLA at no cost to XLCA.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

•

Effective November 1, 2002, XLCA entered into a facultative reinsurance arrangement (the “XL Re Treaty”) with XL RE AM. Under the terms of the XL Re Treaty, XL RE AM agrees to automatically reinsure risks insured by XLCA under financial guaranty insurance policies up to the amount necessary for XLCA to comply with single risk limitations set forth in Section 6904(d) of the New York Insurance Laws. The reinsurance provided by XL RE AM may be on an excess of loss or quota share basis. Such reinsurance was on an automatic basis prior to the effective date of the IPO and is on a facultative basis on and after the effective date of the IPO. The Company is allowed up to a 30% ceding commission (or such other percentage on an arm’s-length basis) on ceded premiums written under the terms of this agreement.

•	XLFA has entered into the following reinsurance agreements with XLI:

(a)

Effective October 1, 2001, XLFA entered into an excess of loss reinsurance agreement with XLI. This agreement covers a portion of XLFA’s liability arising as a result of losses on policies reinsured by XLFA that are in excess of certain limits and are not covered by retrocessional agreements. This agreement provides indemnification only for the portion of any loss covered by this agreement in excess of 10% of XLFA’s surplus, up to an aggregate amount of $500 million, and excludes coverage for liabilities arising other than pursuant to the terms of an underlying policy. For the three and nine month periods ended September 30, 2006, the Company incurred expense under this agreement of approximately $0.1 million and $0.4 million, respectively, compared to approximately $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2005, respectively.

(b)

Effective August 17, 2001, XLFA entered into a facultative quota share reinsurance treaty with XLI. This treaty allows XLFA to propose to cede to XLI a portion of a risk, which risk XLI may then accept or reject in its sole discretion. Under this treaty, XLI pays XLFA a ceding commission of 30% on the premiums ceded under this treaty unless otherwise specified. On August 4, 2006, XLFA and XLI terminated certain reinsurance cessions ceded under this agreement to XLI. As a result of the termination of certain of these cessions, XLI returned $26.5 million of premiums to XLFA, XLFA returned ceding commissions of $7.8 million to XLI, and XLI paid XLFA $18.7 million.

(c)

Effective December 31, 1999, XLFA entered into a facultative quota share reinsurance treaty with XLI. This treaty allows XLI to propose to cede to XLFA a portion of a risk it insured, which risk XLFA may then accept or reject in its sole discretion. Under this treaty, XLFA pays XLI a ceding commission of 12% on the premiums ceded under this treaty unless otherwise specified. On August 4, 2006, XLFA and XLI agreed to cancel from inception the reinsurance of certain business ceded under this arrangement. As a result of this cancellation, XLFA paid XLI $0.2 million, XLI assumed XLFA’s obligation for $1.2 million of reserves for losses and loss adjustment expenses, and XLFA recorded a capital contribution of $1.0 million.

In addition, on August 4, 2006, XLFA entered into certain reinsurance cessions with XLI pursuant to the aforementioned facultative quota share reinsurance treaty. As a result of these cessions, XLFA recorded assumed premiums of approximately $8.0 million, ceding commissions of approximately $1.0 million and received cash from XLI of approximately $7.0 million.

•

XLFA has entered into the following reinsurance agreements with certain subsidiaries and affiliates of FSAH (hereafter referred to as “FSA”). Premiums assumed from FSA represented 55.2% and 52.0% of the Company’s total reinsurance premiums assumed for the three and nine month periods ended September 30, 2006, respectively, as compared to 82.4% and 77.7% for the comparable periods in 2005. All of the agreements discussed below may be terminated under certain conditions, as defined in the agreements:

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

(a)

Effective November 3, 1998, XLFA entered into a master facultative reinsurance agreement with FSA. This agreement allows FSA to propose to cede a portion of a risk insured by it to XLFA, which risk XLFA may then accept or reject solely in its discretion. The ceding commission that XLFA pays FSA on the premiums ceded under this agreement is determined on a case-by-case basis. XLFA’s obligations under this agreement are guarantied by XLI. Effective upon our IPO, this guaranty is terminated with respect to all new business assumed by XLFA under this agreement, but the guaranty remains in effect with respect to cessions under the agreement prior to the IPO.

(b)

Effective January 1, 2004, XLFA entered into a reinsurance treaty with FSA to reinsure certain policies FSA issued insuring the timely payment of the principal of and interest on certain asset-backed securities and pools of consumer debt obligations.

(c)

Effective January 1, 2004, XLFA entered into a reinsurance treaty with FSA to reinsure certain policies FSA issued insuring the timely payment of the principal and interest on securities and obligations that provide financing for governmental or public purpose infrastructure projects located outside of the United States and its territories, excluding certain countries.

•

XLFA has guarantied certain of XLI’s obligations in connection with certain transactions where XLI’s customer required such credit enhancement. Each of these transactions has a “double trigger” structure, meaning that XLFA does not have to pay a claim unless both the underlying transaction and XLI default. For each of these transactions, XLFA has entered into a reimbursement agreement with XLI, pursuant to which XLI pays XLFA a fee for providing its guaranty and XLI grants XLFA a security interest in a portion of the payments received by it from its client. As of September 30, 2006 and December 31, 2005, XLFA’s aggregate net par outstanding relating to such guaranties was $526.8 million.

•

Effective May 1, 2004, XLI entered into an agreement with XLCA which unconditionally and irrevocably guaranties to XLCA the full and complete payment when due of all of XLFA’s obligations under its facultative quota share reinsurance agreement with XLCA, under which agreement XLFA has assumed business from XLCA since December 19, 2000. The par value of business guarantied by XLI under this agreement was approximately $93.8 billion as of September 30, 2006. The XLI guaranty agreement terminated with respect to any new business produced by XLCA and ceded to XLFA pursuant to the faculative quota share reinsurance agreement after the effective date of the IPO.

•

The Company provides financial guaranty insurance policies insuring timely payment of investment agreements issued by XL Asset Funding Company I LLC (“XLAF”), an affiliate of the Company. As of September 30, 2006 and December 31, 2005, the aggregate face amount of such investment agreements insured by the Company was $4.0 billion and $3.7 billion, respectively. In addition, the Company insures XLAF’s obligations under certain derivative contracts issued and purchased by XLAF. As of September 30, 2006 the total notional value of such contracts insured was $179.1 million. For the three months ended September 30, 2006 and 2005, the Company recorded earned premiums of $1.0 million and $0.8 million, respectively from such business. For the nine months ended September 30, 2006 and 2005, the Company recorded earned premiums of $2.9 million and $2.2 million, respectively from such business.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes

          XLFA is not subject to any taxes in Bermuda on either income or capital gains under current Bermuda law. In the event that there is a change such that these taxes are imposed, XLFA would be exempted from any such tax until March 2016 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, and Amended Act of 1987.

          XLCA is subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The U.S. federal income tax liability is determined in accordance with the principles of the consolidated tax provisions of the Internal Revenue Code and Regulations. XLCA has operations in subsidiary and branch form in certain international jurisdictions that are subject to relevant taxes in those jurisdictions. As a wholly owned subsidiary of XL RE AM through June 30, 2006, XLCA was consolidated with XLA for purposes of determining its U.S. federal income tax liability at such date. As a result of the transfer of ownership of XLCA to SCA (see Note 1), XLCA will be required to file its own federal income tax return and will no longer qualify to be consolidated with the XLA tax group subsequent to June 30, 2006.

          XLCA will file two separate short period U.S. income tax returns for 2006, one will include the pre-ownership change period and the second will include the post-ownership change period. For the pre-ownership change period, XLCA’s income tax return will be consolidated with XLA and its subsidiaries. For the post-ownership change period, XLCA will file a consolidated tax return with SCA Holdings U.S. Inc (the new U.S. common parent of the SCA group) and its subsidiaries (which consists of XLCA and SCA’s other U.S. based subsidiaries – see Note 12). For the pre-ownership change period filing, XLA maintains a tax sharing agreement with its subsidiaries, whereby the consolidated income tax liability is allocated among affiliates in the ratio that each affiliate’s separate return liability bears to the sum of the separate return liabilities of all affiliates that are members of the consolidated group. For the post-ownership change period, XLCA will maintain a similar tax sharing agreement with U.S. affiliates that are a member of the SCA Holdings U.S. Inc. consolidated tax filing. In addition, a complementary method is used which results in reimbursement by profitable affiliates to loss affiliates for tax benefits generated by loss affiliates. As of September 30, 2006 and December 31, 2005, the Company had a U.S. federal income tax payable of $2.6 million and $1.0 million, respectively.

          As of September 30, 2006 and December 31, 2005, the Company had deferred income tax assets of $18.1 million and $18.8 million, respectively. As of December 31, 2005, the Company established a valuation allowance relating to net unrealized capital losses and a net realized capital loss carry forward. The valuation allowance at September 30, 2006 of $1.7 million and December 31, 2005 of $0.9 million relates to net unrealized capital losses and a net realized capital loss carry forward that may not be realized within a reasonable period. At September 30, 2006, the Company has net unrealized capital losses and a net realized capital loss carry forward of approximately $3.1 million and $1.9 million respectively, against which a valuation allowance has been established. The net realized capital loss carry forward will expire in 2011.

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

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

          Set forth in the tables below is certain financial information with respect to the Company’s operating segments for each of the three-month and nine-month periods ended September 30, 2006 and 2005. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the notes to the Company’s audited historical financial statements as of December 31, 2005 and 2004 and the years ended December 31, 2005, 2004 and 2003 included in our Registration Statement on Form S-1 (SEC File No. 333-133066). The Company evaluates the performance of each operating segment based on underwriting profit or loss before income taxes, nonrecurring items (e.g., items of an unusual or infrequent nature), and inter-segment transactions. Certain costs and operating expenses are allocated to each of the segments based on: (i) a review of the nature of such costs, and (ii) time studies analyzing the amount of employee compensation costs incurred by each segment.

	Three Months Ended September 30, 2006

(U.S. dollars in thousands)	Financial Guaranty Insurance	Financial Guaranty Reinsurance	Total

Gross premiums written	$65,081	$—	$65,081
Reinsurance premiums assumed	—	20,489	20,489

Total premiums written	65,081	20,489	85,570
Ceded premiums	14,908	—	14,908

Net premiums written	79,989	20,489	100,478
Change in net deferred premium revenue	(41,550)	(13,473)	(55,023)

Net premiums earned	38,439	7,016	45,455
Fee income and other	59	—	59
Net losses and loss adjustment expenses	4,302	692	4,994
Acquisition costs, net	4,232	1,592	5,824
Operating expenses	16,731	1,395	18,126

Underwriting profit	$13,233	$3,337	16,570

Net investment income			21,835
Corporate expenses			2,735
Net realized losses on investments			(156)
Net realized and unrealized losses on credit derivatives			(3,216)

Income before income tax and minority interest			32,298
Income tax expense			2,747

Income before minority interest			29,551
Minority interest – dividends on redeemable preferred shares			1,139

Net income			$28,412

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended September 30, 2005

(U.S. dollars in thousands)	Financial Guaranty Insurance	Financial Guaranty Reinsurance	Total

Gross premiums written	$63,757	$—	$63,757
Reinsurance premiums assumed	—	19,222	19,222

Total premiums written	63,757	19,222	82,979
Ceded premiums	(9,435)	—	(9,435)

Net premiums written	54,322	19,222	73,544
Change in net deferred premium revenue	(22,156)	(10,252)	(32,408)

Net premiums earned	32,166	8,970	41,136
Fee income and other	—	—	—
Net losses and loss adjustment expenses	1,875	(780)	1,095
Acquisition costs, net	1,418	1,817	3,235
Operating expenses	15,012	1,674	16,686

Underwriting profit	$13,861	$6,259	20,120

Net investment income			13,259
Corporate expenses			—
Net realized losses on investments			(768)
Net realized and unrealized losses on credit derivatives			(1,919)

Income before income tax and minority interest			30,692
Income tax benefit			(632)

Income before minority interest			31,324
Minority interest – dividends on redeemable preferred shares			(49)

Net income			$31,373

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Nine Months Ended September 30, 2006

(U.S. dollars in thousands)	Financial Guaranty Insurance	Financial Guaranty Reinsurance	Total

Gross premiums written	$235,212	$—	$235,212
Reinsurance premiums assumed	—	40,184	40,184

Total premiums written	235,212	40,184	275,396
Ceded premiums	1,156	—	1,156

Net premiums written	236,368	40,184	276,552
Change in net deferred premium revenue	(118,292)	(19,451)	(137,743)

Net premiums earned	118,076	20,733	138,809
Fee income and other	2,290	—	2,290
Net losses and loss adjustment expenses	9,149	2,174	11,323
Acquisition costs, net	8,561	4,487	13,048
Operating expenses	46,776	5,937	52,713

Underwriting profit	$55,880	$8,135	64,015

Net investment income			53,026
Corporate expenses			2,735
Net realized losses on investments			(16,556)
Net realized and unrealized losses on credit derivatives			(6,765)

Income before income tax and minority interest			90,985
Income tax expense			2,559

Income before minority interest			88,426
Minority interest – dividends on redeemable preferred shares			6,877

Net income			$81,549

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Nine Months Ended September 30, 2005

(U.S. dollars in thousands)	Financial Guaranty Insurance	Financial Guaranty Reinsurance	Total

Gross premiums written	$179,812	$—	$179,812
Reinsurance premiums assumed	—	37,073	37,073

Total premiums written	179,812	37,073	216,885
Ceded premiums	(29,336)	—	(29,336)

Net premiums written	150,476	37,073	187,549
Change in net deferred premium revenue	(67,431)	(13,287)	(80,718)

Net premiums earned	83,045	23,786	106,831
Fee income and other	750	—	750
Net losses and loss adjustment expenses	21,822	(1,778)	20,044
Acquisition costs, net	3,651	5,669	9,320
Operating expenses	44,037	5,978	50,015

Underwriting profit	$14,285	$13,917	28,202

Net investment income			36,829
Corporate expenses			—
Net realized losses on investments			(2,139)
Net realized and unrealized losses on credit derivatives			(4,214)

Income before income tax and minority interest			58,678
Income tax benefit			(1,655)

Income before minority interest			60,333
Minority interest – dividends on redeemable preferred shares			6,902

Net income			$53,431

9.	Liability for Losses and Loss Adjustment Expenses

          The Company’s liability for losses and loss adjustment expenses consists of case basis reserves and unallocated reserves. Activity in the liability for losses and loss adjustment expenses is summarized as follows:

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Nine Months Ended September 30, 2006		Year Ended December 31, 2005

(U.S. dollars in thousands)	Case Reserves	Unallocated Reserves	Case Reserves	Unallocated Reserves

Unpaid losses and loss adjustment expenses at beginning of year	$69,382	$77,986	$50,771	$64,963
Reinsurance balances recoverable on unpaid losses	(52,316)	(16,901)	(43,407)	(17,507)

Net unpaid losses and loss adjustment expenses at beginning of year	17,066	61,085	7,364	47,456
Increase in net losses and loss adjustment expenses incurred in respect of losses occurring in:
Current year	—	9,935	12,392	13,629
Prior years	1,388	—	—	—

Total net incurred losses and loss adjustment expenses	1,388	9,935	12,392	13,629
Less net losses and loss adjustment expenses paid	(3,134)	—	(2,690)	—

Net unpaid losses and loss adjustment expenses at end of period	15,320	71,020	17,066	61,085
Reinsurance balances recoverable on unpaid losses	52,745	17,565	52,316	16,901

Unpaid losses and loss adjustment expenses at end of period	$68,065	$88,585	$69,382	$77,986

          Set forth below is a discussion of certain case basis reserves established by the Company. Protection with respect to loss development relating to the two closely monitored credits described in this section was provided by affiliates of XL Capital in connection with the IPO.

(a)

During the year ended December 31, 2004, the Company recorded a provision for losses of approximately $42.1 million, representing the present value loss expected to be incurred in the future with respect to an insured project financing. Because this loss represented a full limit loss to the subordinated tranche of the insured transaction, the remaining unearned premium pertaining to such tranche, which aggregated approximately $23.3 million, was fully earned resulting in a net loss, before reinsurance, of approximately $18.8 million. The portion of the insured exposure to which this loss relates was fully reinsured on a first-loss basis by XLI and, accordingly, there was no net impact on the Company’s results of operations from this loss provision. During 2005, the Company recorded an additional provision for loss relating to this transaction of $16.7 million ($8.7 million after reinsurance to affiliates), on a present value basis, to reflect certain adverse developments. There was no change in the Company’s carried reserve with respect to this insured project financing during the three and nine months ended September 30, 2006. The total remaining par insured by the Company in connection with this transaction (net of applicable carried case reserves), which amortizes over the next 12 years, aggregated approximately $164.9 million at September 30, 2006. The estimate of loss was based on assumptions and estimates extending over many years into the future. There is currently no payment default with respect to this transaction. Management continues to monitor the exposure and will revise its loss estimate if necessary, as new information becomes available. Pursuant to an agreement entered into with XL Capital, which became effective on the date of the IPO, XL Capital agreed to indemnify the Company for all losses and loss adjustment expenses relating to this insured transaction in excess of its carried reserve at the effective date of the agreement (see Note 6).

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

(b)

In December 2005, certain notes which were insured by the Company and collateralized by loans to medical providers (the “Insured Notes”) defaulted upon their maturity. In satisfaction of the resulting claim, the Company purchased the Insured Notes for $20.2 million, which represented the remaining outstanding principal and accrued interest on the Insured Notes. The Insured Notes were recorded as an investment at their estimated fair value of $19.5 million at the date of acquisition and are reflected in the accompanying consolidated balance sheets under the caption, “Other invested assets”. The difference between the estimated fair value of the Insured Notes at the date they were acquired and the consideration paid to acquire the notes was recorded as a paid loss of $0.7 million.

The estimate of fair value of the Insured Notes was based on the Company’s estimate of the fair value of the underlying collateral which, as previously discussed, consisted of loans to medical providers. Certain of these loans were made to Intrepid USA Healthcare Services (“Intrepid”), a national provider of home nursing services to patients with acute illnesses. Intrepid declared bankruptcy in 2004. On February 3, 2006, Intrepid emerged from bankruptcy. In connection therewith, in February 2006, the Company accepted preferred stock of Intrepid in exchange for the cancellation of a portion of the Insured Notes. This preferred stock represented a 49% ownership interest in Intrepid. In connection with, and critical to, Intrepid’s emergence from bankruptcy was certain exit financing obtained by Intrepid. Pursuant to the terms of the related credit agreement, Intrepid must achieve certain financial targets over certain periods of time. In certain cases, if such targets are not met, the provider of such financing can foreclose on all ownership interest in Intrepid. During the three months ended March 31, 2006, the Company recognized an impairment charge aggregating $5.0 million pre-tax on the Insured Notes and the preferred stock in Intrepid. At March 31, 2006, the carrying value of the Insured Notes and preferred stock was $2.1 million and $10.1 million, respectively.

In June 2006, in recognition of the challenges facing Intrepid in achieving the aforementioned financial targets, the Company and other equity holders and creditors in Intrepid, negotiated an agreement in principle to effect a restructuring of Intrepid’s capitalization. Pursuant to the restructuring, the Company’s ownership interest in Intrepid was to be reduced from 49% to approximately 12%. Accordingly, the Company recognized an impairment charge of approximately $9.0 million on its investment in Intrepid as of June 30, 2006 reflecting management’s best estimate of the value of such investment at that date, which considered the aforementioned restructuring and an updated forecast of Intrepid’s expected future operating performance, as well as a valuation of the Company’s investment in Intrepid by an outside valuation consulting firm. During the three months ended September 30, 2006, one of Intrepid’s creditors (the provider of its bankruptcy exit financing) rejected the agreement in principle and foreclosed on the Company’s preferred shares. As a result, the Company wrote-off the remaining carrying value of its investment in Intrepid of approximately $1.1 million. The Company is fully indemnified for this charge by XLA pursuant to an agreement entered into at the effective date of the IPO (see note 6). Also during the three months ended September 30, 2006, the Company received payment in full on the Insured Notes.

(c)

During the year ended December 31, 2005, the Company recorded a provision for loss of $5.2 million ($3.4 million after reinsurance) representing the present value of the loss expected to be incurred in the future with respect to two related insured residential mortgage securitizations. There was no change in the Company’s carried reserve during the three and nine months ended September 30, 2006. The total remaining par insured by the Company in connection with these transactions aggregated approximately $181.6 million ($118.4 million net of reinsurance) at September 30, 2006, and amortizes over many years into the future. The estimate of loss was based on assumptions and estimates extending over many years into the future. There is currently no payment default with respect to these transactions. Management continues to monitor the exposure and will revise its loss estimate if necessary, as new information becomes available.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

          The financing vehicles through which the insured exposures referred to above were issued are variable interest entities, as defined under FASB Interpretation 46/46R, “Consolidation of Variable Interest Entities”; however, the Company is not the primary beneficiary of such entities. If the transactions are restructured or if the Company exercises its contractual rights under such transactions in the event of a default, the primary beneficiary in such transactions may have to be reconsidered. If such events occur, the Company may be required to consolidate the financing vehicles.

10. Earnings Per Share

          Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period excluding the dilutive effect of stock option and restricted stock awards outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding including the dilutive effect stock option and restricted stock awards outstanding.

          The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. Dollars in thousands, except share amounts)	2006	2005	2006	2005

Net income	$28,412	$31,373	$81,549	$53,431

Basic shares (1)	58,068	46,127	50,151	46,127
Common stock equivalents	27	—	9	—

Diluted shares (1)	58,095	46,127	50,160	46,127

Net income:
Basic EPS	$0.49	$0.68	$1.63	$1.16

Diluted EPS	$0.49	$0.68	$1.63	$1.16

(1)

Amounts for the three and nine months ended September 30, 2005 are based on 46,127,245 shares outstanding immediately prior to the IPO. In July 2006, a stock split of the Company’s outstanding common shares was effected. As a result, there were 46,127,245 shares of the Company’s common stock issued and outstanding just prior to the IPO. The accompanying Consolidated Financial Statements and share amounts have been retroactively adjusted for the effects of such stock split.

11. Stock-Based Compensation

          Effective August 4, 2006 the Board of Directors of the Company adopted the 2006 Long-Term Incentive and Share Award Plan, which we refer to as the “Plan.” The Plan provides for the grant to eligible employees, consultants and directors of stock options, share appreciation rights, which we refer to as “SARs,” restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other share-based awards, which collectively, we refer to as the “Awards.” An aggregate of 3,848,182 common shares has been reserved for issuance under the Plan, subject to anti-dilution adjustments in the event of certain changes in our capital structure. Shares issued pursuant to the Plan will be either authorized but unissued shares or treasury shares.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

          The Plan is administered by the Compensation Committee or such other Board committee (or the entire Board) as may be designated by the Board, which we refer to as the “Committee.” The Committee will determine which eligible employees, consultants and directors receive Awards, the types of Awards to be received and the terms and conditions thereof. However, the exercise price of options and SARs will not be less than the fair market value of the shares on the date of grant, and the term will not be longer than ten years from the date of grant.

          In the event of a change in control (as defined in the Plan), all awards granted under the Plan then outstanding but not then exercisable (or subject to restrictions) shall become immediately exercisable, all restrictions shall lapse, and any performance criteria shall be deemed satisfied, unless otherwise provided in the applicable Award agreement.

          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised) “Share-Based Payments” (“SFAS 123R”). As there was no stock based compensation issued by the Company prior to the effective date of the IPO, the Company is utilizing the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized relates to the estimated fair value at the grant date of stock based compensation granted subsequent to January 1, 2006 in accordance with SFAS 123R.

          At the effective date of the IPO the Company awarded employees 447,963 shares under the Plan in the form of stock options and 500,428 shares under the Plan in the form of restricted stock. In addition, the Company awarded 200,000 shares under the plan in the form of stock options to directors, of which 50,000 relate to directors who, as officers of XL Capital, pledged such options to XL Capital. The Awards vest as set forth in the applicable Award agreements, and the requisite service period is equivalent to the vesting period. The Awards contain certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability.

          The stock options awarded under the Plan had a weighted average grant-date fair value of $6.06 and the restricted stock had a weighted average grant-date fair value of $20.50.

          During the three and nine months ended September 30, 2006, the Company recognized approximately $0.2 million of compensation expense, net of tax, related to its stock option Awards.

          The fair value of each option Award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three and Nine Months Ended September 30, 2006

Expected dividends	0.0%
Risk free interest rate	5.0%
Expected volatility	25.0%
Expected life	5.5 years

The risk free interest rate is based on U.S. Treasury rates. The expected lives are estimated using the exercise behavior of grant recipients.

The following is a summary of stock options as of September 30, 2006, and related activity for the nine months ended September 30, 2006

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding — beginning of period	0
Granted	647,963	$20.50
Exercised	0
Cancelled	0

Outstanding — end of period	647,963	$20.50	7.65 years	$2,235,472

Options exercisable	0

Options available for grant*	2,699,791

* Available for grant includes all shares that are available to be granted under the Company’s Plan at September 30, 2006 irrespective of the form of the Award (e.g. SAR’s, restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other share-based awards).

          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. Total unrecognized stock based compensation expense related to non-vested stock options was approximately $3.6 million as of the end of September 30, 2006, related to approximately 647,963 options, which is expected to be recognized over a weighted-average period of 2.4 years.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

          Awards of restricted stock at the effective date of the SCA IPO had a weighted average grant date fair value of $20.50. During the three and nine months ended September 30, 2006, SCA recognized approximately $0.5 million of compensation expense related to its restricted stock awards. There were no restricted stock vested or forfeited during the nine months ended September 30, 2006.

          Total unrecognized stock based compensation expense related to non-vested restricted stock was approximately $9.8 million at September 30, 2006, which is expected to be recognized over a weighted-average period of 4.3 years.

12. Other Matters

Contribution of Operating and Other Subsidiaries to SCA and Formation Transactions –

          Effective July 1, 2006, XL Insurance (Bermuda) Ltd (“XLI”) contributed to the Company all its and XL Capital’s direct and indirect ownership interest in XLCA, XLFA, and XL Financial Administrative Services Inc. (“XLFAS”). In addition, all “Formation Transactions” described in the Company’s Registration Statement on Form S-1 (SEC File No. 333-133066) were consummated on the effective date of the IPO other than the receipt by SCA of a capital contribution from XL Capital of what was estimated to be $8.4 million relating to the conversion to SCA’s long-term compensation plans of certain eligible compensation awarded by XL Capital under its long-term compensation plans to SCA employees. The final amount and timing of such capital contribution will be determined once a conversion plan is finalized by the managements and boards of directors of SCA and XL Capital. The Company currently expects that the conversion plan will be finalized by the end of the current fiscal year.

          XLFAS will be the employer of personnel providing services exclusively to XLCA and certain other SCA owned companies. In addition, at the date of the contribution of XLFAS to SCA, XLFAS’s assets consisted solely of certain fixed assets (consisting of leasehold improvements, software, and furniture and fixtures) and cash. The aggregate carrying value of XLFAS’s net assets was approximately $15.4 million at July 1, 2006.

Proceeds from IPO –

          In connection with the IPO, SCA issued 18,009,119 common shares at $20.50 per share for aggregate consideration of $369.2 million. Underwriting expenses were $22.2 million and other issuance costs were approximately $5.9 million resulting in estimated net proceeds of approximately $341.1 million. Of the net proceeds, $25.0 million and $175.0 million were contributed to the Company’s insurance and reinsurance businesses, respectively, to support their continuing growth, and $141.1 million was retained at the holding company. Of the proceeds retained at the holding company, the Company intends to retain less than 10% of such proceeds for general corporate purposes and to contribute over time the balance of such proceeds to the capital of its insurance and reinsurance subsidiaries to support future growth in their respective businesses.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

Commitments –

On October 1, 2006, the Company entered into an agreement with International Business Machines Corporation and various affiliates (“IBM”). Pursuant to the agreement IBM will: (i) provide the Company with all its information technology hardware, (ii) provide all support services to maintain such hardware and provide for efficient disaster recovery, (iii) develop a transition plan for the Company’s systems from its existing hardware to new hardware, and (iv) maintain the Company’s technology at a level that allows the Company to take advantage of technological advances. In consideration for these services the Company is obligated to pay IBM approximately $4.0 million per annum for the five year term of the contract.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below. See also, “Cautionary Note Regarding Forward-Looking Statements” below for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement.

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

     Initial Public Offering

          On August 4, 2006, we completed the sale of 18,009,119 of our common shares through an initial public offering (the “IPO”) at $20.50 per share for aggregate consideration of $369.2 million. Underwriting expenses were $22.2 million and other issuance costs were approximately $5.9 million resulting in net proceeds of approximately $341.1 million. In addition, XL Capital sold 4,438,609 of its common share holdings in SCA directly to the public in a secondary offering concurrent with our IPO and another 992,165 commons shares of SCA pursuant to the exercise of the underwriters’ over-allotment option. As a result, after the IPO, the aforementioned secondary offering, the exercise of the underwriters’ over-allotment option, and restricted share awards to management of SCA, XL Capital’s ownership of SCA’s outstanding common shares represents approximately a 63% economic interest in SCA. As a result of limitations on XL Capital’s voting power contained in our Bye-laws, the votes conferred by the common shares owned by XL Capital will not exceed, with respect to elections of directors, 50.1% of the aggregate voting power of all common shares entitled to vote generally at any election of directors or, with respect to any other matter presented to our shareholders for their action or consideration, 47.5% of the aggregate voting power of all common shares entitled to vote on such matter. See Liquidity and Capital Resources for further details regarding the use of proceeds.

          In addition, all “Formation Transactions” described in the Company’s Registration Statement dated August 1, 2006 were consummated on the effective date of the IPO other than the receipt by SCA of a capital contribution from XL Capital of what was estimated to be $8.4 million relating to the conversion to SCA’s long-term compensation plans of certain eligible compensation awarded by XL Capital under its long-term compensation plans to SCA employees. The final amount and timing of such capital contribution will be determined once a conversion plan is finalized by the managements and boards of directors of SCA and XL Capital. We currently expect that the conversion plan will be finalized by the end of the current fiscal year.

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

          Premiums are accounted for as written when due; therefore when we enter into policies that provide for upfront premium, all of the premium on the policy is accounted for as written generally when the policy commences. The portion of the upfront premium that has been written but has not yet been earned is carried on our balance sheet as deferred premium revenue. When we enter into policies that provide for installment premium, only that installment of the premium that is then due (generally the current monthly, quarterly or semiannual installment) is accounted for as written. Future premium installments during the remainder of the life of the installment-based policy are not reflected on our financial statements. Therefore, the amount of total premiums written that we report for any period will be affected by the mix of policies that we wrote in that period on an “upfront” and, in that period and prior periods, on an “installment” basis. Generally, a financial guaranty insurance company with a growing in-force book of business should recognize an increasing amount of net earned premium from policies written in prior reporting periods, whether premiums are received on an upfront or installment basis. Future installments of premium on business written in a period are sometimes reported by financial guarantors as a component of adjusted gross premiums, a non-GAAP financial measure, which is discussed in more detail below. The amount of installment premiums actually realized by us in the future (and that would be otherwise reflected in revenue) could be reduced due to factors such as early termination of insurance contracts or accelerated prepayments of underlying obligations. See “—Critical Accounting Policies and Estimates” below for a description of how such premiums are earned.

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

          Our expenses primarily consist of losses and loss adjustment expenses, acquisition costs, and operating expenses. Losses and loss adjustment expenses are a function of the quality, amount and type of business we guaranty and are based upon estimates. The risks inherent in our credit enhancement businesses have a low expected frequency of loss and, at the time we accept such risk, will be of investment-grade quality without the benefit of credit enhancement provided by us through the issuance of our insurance policies and credit default swaps. Acquisition costs are related to the production of new business and are generally deferred and recognized over the period in which the related premiums are earned. See “—Critical Accounting Policies and Estimates—Deferred Acquisition Costs and Deferred Ceding Commission Revenue.” Operating expenses consist primarily of costs relating to compensation of our employees, information technology, office premises and professional fees.

     Other Measures Used by Management to Evaluate Operating Performance

          The following are certain financial measures management considers important in evaluating the Company’s operating performance:

          We review our periodic sales performance by reviewing a non-GAAP measure known as “adjusted gross premiums.” Adjusted gross premiums for any period equals the sum of: (i) upfront premiums written in such period, (ii) current installment premiums on business written in such period and (iii) expected future installment premiums on contracts written during such period that remain in force and for which there is a binding obligation on the part of the insured to pay the future installment premiums, discounted at 7%, which we refer to as the “present value of future installment premiums,” or “PVFIP,” on business written during such period. The 7% discount rate was established when our subsidiaries first started reporting adjusted gross premiums based upon a view at the time that 7% was the appropriate discount for these future premiums and that rate has not been changed in order to preserve comparability among periods. This measure adjusts for the fact, as described above, that upfront premiums are recorded in full as total premiums written at inception of the contract but future installment premiums are not. PVFIP is not reflected on our consolidated balance sheet. PVFIP can be negatively affected by prepayments and refundings, early terminations, credit losses or other factors impacting our in-force book of business.

          The following is a reconciliation of total premiums written to adjusted gross premiums. Total premiums written is the most directly comparable GAAP financial measure.

	Three Months Ended September 30,

(U.S dollars in millions)	2006	2005

Total upfront premiums written	$47.1	$40.4
Total installment premiums written	38.5	42.6

Total premiums written	85.6	83.0
Present value of estimated future installment premiums written and assumed on contracts issued in the current period, discounted at 7%	5.7	20.5

Adjusted gross premiums	$91.3	$103.5

	Nine Months Ended September 30,

(U.S dollars in millions)	2006	2005

Total upfront premiums written	$174.2	$113.1
Total installment premiums written	101.2	103.8

Total premiums written	275.4	216.9
Present value of estimated future installment premiums written and assumed on contracts issued in the current period, discounted at 7%	83.5	69.3

Adjusted gross premiums	$358.9	$286.2

          We also measure our performance by excluding from net income: (i) net realized gains (losses) on investments and net realized and unrealized gains (losses) on credit derivatives and (ii) earned premiums from refundings. Management believes that net income adjusted to exclude the aforementioned items provides a better measure of the operating performance of its business, as such items are largely not subject to management discretion or control.

          We also view the Company’s book value per share as an additional measure of the Company’s performance. Book value per share is calculated by dividing shareholders’ equity by the number of outstanding common shares at any period end. Book value per share is affected primarily by the Company’s net income and also by any changes in the net unrealized gains and losses on its investment portfolio. Book value per share was $20.70 at September 30, 2006, as compared to $18.81 at December 31, 2005. The increase in book value was primarily attributable to net income, partially offset by an increase in unrealized losses on our investment portfolio, which was principally attributable to rising interest rates.

     Segments

          Our businesses are organized and managed in two operating segments: financial guaranty insurance and financial guaranty reinsurance. Our financial guaranty insurance segment offers financial guaranty insurance policies and credit default swaps. Our financial guaranty reinsurance segment reinsures financial guaranty policies and credit default swaps issued by other monoline financial guaranty insurance companies. We evaluate the performance of each operating segment based upon underwriting profit or loss before income taxes, nonrecurring items (for example, items of an unusual or infrequent nature) and inter-segment transactions. Certain costs and operating expenses are allocated to each of the segments based upon: (i) a review of the nature of such costs and (ii) time studies analyzing the amount of employee compensation costs incurred by each segment. Except for the foregoing allocations, the accounting policies of the segments are the same as those described in the summary of significant accounting policies in our consolidated financial statements presented in our Registration Statement on Form S-1 (SEC File No. 333-133066).

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

          An understanding of our accounting policies for these items is of critical importance to understanding our consolidated financial statements. The following discussion provides more information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to our audited financial statements and interim consolidated financial statements in our Registration Statement on Form S-1 (SEC File No. 333-133066), as well as the notes to our interim consolidated financial statements presented elsewhere herein.

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

          In addition to case basis reserves, we maintain an unallocated loss reserve for expected losses inherent in our in-force business (consisting of both financial guaranty insurance and reinsurance business) that we expect to emerge in the future. Our unallocated loss reserves represent our estimated ultimate liability from claims expected to be incurred in the future under our in-force insured and reinsured policies less outstanding case basis reserves and cumulative paid claims to date on such policies. Our unallocated reserves are estimated by management based upon an actuarial reserving analysis. The actuarial methodology applied by us is in accordance with Actuarial Standards of Practice No. 36, “Determination of Reasonable Provision.” The methodology applied is based on the selection of an initial expected loss ratio, as well as an expected loss emergence pattern (i.e., the expected pattern of the expiration of risk on insured and reinsured in-force policies). Salvage and subrogation recoveries are implicit in our selected expected ultimate loss ratio as such ratio is derived from industry loss experience, which is net of salvage and subrogation recoveries (i.e., from the liquidation of supporting or pledged collateral assets). The implicit inclusion of salvage and subrogation recoveries in our selected expected ultimate loss ratio is consistent with management’s explicit consideration of collateral support in the establishment of its case basis reserves.

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

          Since the selection of our initial expected loss ratio of 25%, our periodic update and analysis of the adequacy of such loss ratio resulted in no change to the ratio for each of the years ended December 31, 2002 and 2003. During the three months ended September 30, 2004 we adjusted our initial expected loss ratio to 20% in recognition of the cumulative experience of our business to that point in time, as well as the increasing percentage of our in-force business from public finance insurance which resulted from the decision of management in 2003 to expand its insurance business in that sector. This change resulted in approximately a $15.0 million decrease in unallocated loss reserves, which decrease was substantially offset by a change in the estimated expected loss emergence pattern of our in-force business due to the availability of more detailed information as a result of the implementation in 2004 of a new automated information system. Management also considered its industry studies described above as supportive of management’s change in the initial expected loss ratio in 2004, for the reasons described above. Our updated analysis in 2005 indicated that no change was necessary in our expected loss ratio of 20% from that in 2004. During the third quarter of 2006 the aforementioned analysis was updated again. Based on this analysis we did not change our expected loss ratio and there was no material change to the loss emergence pattern.

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

			Selected
		ITD (Cumulative)	Unallocated
		Fraction of	Reserve As of	Booked
	Inception-to-Date (“ITD”)	Loss Exposure	December 31 of	Unallocated Ratio
Year	Earned Premium(1)	Exhausted(2)	the Applicable Year	on ITD Earned

(1)	(2)	(3)	(4)= (2) * 20% * (1 - (3))	(5) = (4) ÷(2)
2005	$221	0.075	$41	18.5%
2006	$376	0.422	$43	11.6%
2007	$497	0.685	$31	6.3%
2008	$596	0.817	$22	3.7%
2009	$678	0.885	$16	2.3%
2010	$747	0.924	$11	1.5%
2011	$805	0.947	$8	1.1%
2012	$854	0.963	$6	0.7%
2013	$894	0.974	$5	0.5%
2014	$926	0.981	$3	0.4%
2015	$952	0.987	$2	0.3%
2016	$972	0.992	$2	0.2%
2017	$986	0.995	$1	0.1%
2018	$996	0.998	$0	0.0%
2019	$1,000	0.998	$0	0.0%

(1)	Earned Premium is after giving effect to considerations for refundings and full limit losses.

(2)	Fraction of Loss Exposure Exhausted represents the percentage of insured par (risk exposure) that has been amortized.

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

          Our surveillance department also analyzes whether a claim on our policy is probable. In some cases, we will engage an outside consultant with appropriate expertise in the underlying collateral assets and respective industries to assist management in examining the underlying collateral and determining the projected loss frequency and loss severity. In such case, we will use that information to run a cash flow model, which includes enhancement levels and debt service to determine whether a claim is probable, possible or not likely.

          The activities of our surveillance department are integral to the identification of specific credits that have experienced deterioration in credit quality and to the assessment of whether losses on such credits are probable, as well as any estimation of the amount of loss expected to be incurred with respect to such credits. Closely monitored credits are divided into four categories: (i) Special Monitoring List—investment grade credits where a covenant or trigger may be breached or is close to being breached and warrants closer monitoring; (ii) Yellow Flag List—credits that we determine to be non-investment grade but a loss or claim is unlikely; (iii) Red Flag List—credits where we do not expect an ultimate loss but a claim is possible but not probable; and (iv) Loss List—credits where we have either paid a loss or expect to suffer a loss and have recorded a case reserve. Out of over 2,200 credits in our in-force portfolio only 23 credits are in one of the four above categories. Credits that are not closely monitored credits are considered fundamentally sound, normal risk.

          Our management establishes reserves for losses and loss adjustment expenses following consultation with our Loss Reserve Committee, which is comprised of senior members of management, including senior management of our surveillance department. Both qualitative and quantitative factors are used in establishing such reserves. In determining the reserves, management considers all factors in the aggregate, and does not attribute the reserve provisions or any portion thereof to any specific factor.

          The following table presents our consolidated in-force financial guaranty net par outstanding at December 31, 2005 and September 30, 2006 by category of closely monitored credit:

	As of September 30, 2006		As of December 31, 2005

	Net Par	Net Par	Net Par	% of Net Par
(U.S. dollars in millions, except percentages)	Outstanding	Outstanding	Outstanding	Outstanding

Fundamentally sound normal risk	$109,591	98.9%	$80,572	98.4%
Closely monitored credits(1):
Special monitoring	790	0.7%	692	0.8%
Yellow flag	76	0.1%	230	0.3%
Red flag	38	0.0%	40	0.1%
Loss list(2)	286	0.3%	357	0.4%

Subtotal	1,190	1.1%	1,319	1.6%

Total	$110,781	100.0%	$81,891	100.0%

(1)	Protection with respect to loss development relating to the two closely monitored credits described in this section was provided by affiliates of XL Capital in connection with the IPO.

(2)

At December 31, 2005 and September 30, 2006, the loss list consisted of the same five guaranty contracts, respectively, with remaining net par outstanding of $357.3 million and $286.1 million, respectively, against which reserves of $69.4 million and $66.1 million have been established, respectively- see Note 9 to the accompanying Consolidated Financial Statements.

          The following table sets forth our consolidated in-force financial guaranty net par outstanding by S&P rating category as of the dates indicated.

	Outstanding	Percent of	Outstanding at	Percent of
	at September 30,	Total Net Par	December 31,	Total Net Par
(U.S. dollars in millions, except percentages)	2006	Outstanding	2005	Outstanding

S&P Rating Category(1):
AAA	$30,549	27.6%	$22,697	27.7%
AA	16,793	15.2%	10,640	13.0%
A	33,160	29.9%	27,185	33.2%
BBB	29,614	26.7%	20,962	25.6%
Below investment grade(2)	665	0.6%	407	0.5%

Total	$110,781	100.0%	$81,891	100.0%

(1)	If unrated by S&P, an internal assessment of underlying credit quality is used to calculate a rating.

(2)

Protection with respect to loss development relating to $164.9MM of the portfolio rated below investment grade at September 30, 2006 was provided by affiliates of XL Capital in connection with the consummation of the IPO.

          As discussed above, the initial expected loss ratio selected by management to determine our unallocated reserves is based on historical financial guaranty insurance industry loss experience, based on management’s judgment, adjusted for the risk inherent in our in-force business, as compared to that of the industry, and our actual loss experience. Based upon the actual historical industry loss experience considered in establishing our unallocated reserves, we believe it is reasonably likely that the industry loss ratio could vary within a range of plus or minus 5 percentage points of its current mean. However, determining the variability in management’s initial expected loss ratio that could be considered to be reasonably likely requires the application of further management judgment. In this regard, after considering the variability of industry loss experience that would be reasonably likely, management applied its judgment to consider whether its own experience and the composition of our in-force business would suggest that another range of variability would be more appropriate for measuring the reasonably likely variability of our unallocated reserves. In addition, management considered the change in our unallocated reserves, implied by our selection of a reasonably likely range of variability, relative to the insured risks on our flag lists noted above. Based on the convergence of the mix of our in force business with that of the industry, our cumulative experience to date, and the insured risks on our flag lists compared to our selected range, management concluded that the selected industry historical range of loss reserve variability would also represent an appropriate range around our current initial expected loss ratio. Accordingly, increasing our initial expected loss ratio by 5 percentage points, which would be indicative of a deteriorating economic and credit environment, would increase our unallocated reserves by approximately $19.5 million or 25.0% more than that recorded at December 31, 2005. Similarly, decreasing our initial expected loss ratio by 5 percentage points, which would be indicative of a robust economy would decrease our unallocated reserves by $19.5 million or 25.0% less than that recorded at December 31, 2005. See “Key Factors Affecting Profitability” above.

     Industry Methodology

          We are aware that there are certain differences regarding the measurement of unallocated reserves for losses and loss adjustment expenses among companies in the financial guaranty industry. In January and February 2005, the SEC staff had discussions concerning these differences with a number of industry participants. Based on those discussions, in June 2005, the FASB staff decided additional guidance is necessary. The FASB arrived at tentative decisions during the Board meetings held in the third quarter which will form the basis of a forthcoming Exposure Draft. When the FASB staff reaches a conclusion on this issue we (and the rest of the financial guaranty industry) may be required to change our loss reserving policies as well as other accounting policies. We cannot currently assess how the FASB or SEC staff’s ultimate resolution of this issue will impact us or other members of our industry. However, any changes required by the FASB as a result its deliberations on this matter could have a material effect on the reported operating results and financial condition of the industry or particular market participants, including us, depending on the extent to which current policies differ from those promulgated by such regulatory bodies.

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

          We determine the fair value of our issued in-force credit default swaps using a model we have developed. This model utilizes observable market data where available and is dependent upon a number of factors including changes in interest rates, credit spreads, changes in credit quality, expected recovery rates and other market factors. The change in fair value resulting from movements in these factors is unrealized as the credit default swaps are not traded to realize this value. Because the valuation of our credit default swaps requires management to make certain assumptions and estimates, actual experience may differ from the estimates reflected in our consolidated financial statements, and the differences may be material. This model and the related assumptions are periodically reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information. While limited in volume, transactions where we reinsure a derivative instrument are also reported at fair value using information from the primary insurer. A decrease in interest rates of 1% would have increased the value of the net derivative asset at September 30, 2006 by $0.1million. There would not have been a significant impact on the value of our credit default swaps as a result of a 10% increase in default rates or a 10% decrease in recovery rates.

     Valuation of Investments

          All of our investments in debt securities and short-term investments are considered available-for-sale and accordingly are carried at fair value. As of September 30, 2006 and December 31, 2005, the carrying value of our investments was $1.9 billion and $1.4 billion, respectively. The fair values of our investments are based upon quoted market prices from a nationally recognized pricing service or on dealer quotes.

          As of September 30, 2006, based on fair value, approximately 89.7% of our investments were long-term debt securities, and our portfolio had an average duration of 3.2 years, compared with 96.4% and 3.5 years as of December 31, 2005. Changes in interest rates affect the value of our investment portfolio. As interest rates fall, the fair value of debt securities increases, and as interest rates rise, the fair value of debt securities decreases. The following table summarizes the estimated change in fair value net of related income taxes of our investment portfolio as of September 30, 2006 based upon an assumed parallel shift in interest rates across the entire yield curve:

(U.S. dollars in millions)	Estimated Increase (Decrease) in Fair Value

Change in interest rates:
300 basis point rise	$(192.1)
200 basis point rise	(128.1)
100 basis point rise	(64.0)
100 basis point decrease	64.0
200 basis point decrease	128.1
300 basis point decrease	192.1

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

          For the three and nine month periods ended September 30, 2006, we recorded impairment charges of $1.1 million and $15.1 million relating primarily to an investment acquired in satisfaction of a claim –see Note 9 (b) to the accompanying Consolidated Financial Statements herein for details. There were no such impairments recorded during the comparable periods in 2005.

          The following is an analysis of how long each of our debt securities and short-term investments with an unrealized loss at September 30, 2006 has been in a continual unrealized loss position:

	As of
	September 30, 2006

	Less than 12 months		12 months or more			Total

(U.S dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Description of securities
Mortgage and asset-backed securities	$220,252	$526	$371,875	$10,776	$592,127	$11,302
U.S. Government and government agencies	18,609	277	356,277	7,322	374,886	7,599
Corporate	54,800	368	198,221	5,651	253,021	6,019
U.S. states and political subdivisions	404	1	4,308	87	4,712	88
Non-U.S. sovereign government	503	2	8,424	214	8,927	216

Total debt securities and short-term investments	$294,568	$1,174	$939,105	$24,050	$1,233,673	$25,224

     Premium Revenue Recognition

          Premiums charged by us in connection with the issuance of our guaranties are received either upfront or in installments. Such premiums are recognized as written when due. Installment premiums written are earned ratably over the installment period, generally one to nine months, which is consistent with the expiration of the underlying risk or amortization of the underlying insured par. Upfront premiums written are also earned in proportion to the expiration of the related risk. However, the methodology employed to earn upfront premiums requires that such premiums be apportioned to individual scheduled principal payments of a bond issue according to the bond issue’s amortization schedule. The apportionment is based on the ratio of the principal amount of each scheduled principal payment to the total principal amount of the bond issue. After the premium is allocated to each scheduled principal payment, such allocated premium is earned on a straight-line basis over the period of that scheduled principal payment. As a result, for upfront premiums on amortizing insured obligations, premium revenue recognition will tend to be greater in the earlier periods of the transaction when there is a higher amount of risk or principal outstanding. The effect of our upfront premium earnings policy is that we recognize greater levels of upfront premiums in earlier years of each amortizing insured obligation. Recognizing premium revenue on a straight line basis over the life of each amortizing insured obligation without allocating premiums to the scheduled principal payments would materially change the amount of premium we recognize in a particular financial reporting period, but not over the life of the applicable policy. For upfront premiums on non-amortizing bullet maturity debt obligations, premium revenue recognition is recognized on a straight-line basis over the life of the underlying insured obligation. Deferred premium revenue represents the portion of premiums written that is applicable to the unexpired risk or principal of insured obligations. In addition, when an insured issue is retired early, is called by the issuer or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time. Premiums earned include $0.4 million and $25.6 million for the three and nine months ended September 30, 2006, respectively, and $4.1 million and $4.3 million for the three and nine months ended September 30, 2005, respectively, related to refunded and called bonds.

          While premium earnings would be ratably recorded as revenue throughout the period of risk, application of a straight-line method to amortizing obligations would not appropriately match premiums earned to our exposure to underlying risk. Therefore, we believe our upfront premium earnings methodology is the most appropriate methodology for us to utilize.

          For the three and nine months ended September 30, 2006, approximately 55.0% and 64.3%, respectively, of our total premiums written were received upfront and 45.0% and 35.7%, respectively, were received in installments. This compares to approximately 48.7% and 52.1%, respectively, of our total premiums written received upfront and 51.3% and 47.9% received in installments, respectively, during the same periods in 2005.

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

     Deferred Acquisition Costs and Deferred Ceding Commission Revenue

          Acquisition costs incurred that vary with and are directly related to the production of new insurance and reinsurance business are deferred and amortized to expense in relation to earned premiums. These costs include direct and indirect expenses such as compensation costs of underwriting and marketing personnel and ceding commissions paid on assumed business. We net deferred ceding commission revenue against deferred acquisition costs and earn these ceding commissions over the period in which the related premiums are earned. As of September 30, 2006 and December 31, 2005, we had deferred acquisition costs of $85.6 million and $59.6 million, respectively. Each year we conduct a study to determine the amount of costs that vary with, and are directly related to, the acquisition of new business. The amount of expenses that qualify for deferral is dependent on the level of new business production, the level of ceding commission revenue negotiated with primary insurers, and management’s judgment as to what costs and the portions thereof that are deferrable. In determining the recoverability of our deferred acquisition costs we consider expected losses and loss adjustment expenses, maintenance costs, unearned premiums, the anticipated present value of future premiums under installment contracts written, and anticipated investment income. Acquisition costs associated with credit derivative products are expensed as incurred. For policies reinsured with third parties we receive ceding commissions to compensate for acquisition costs incurred.

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

          As of September 30, 2006 and December 31, 2005, our consolidated financial statements reflect a deferred income tax asset of $18.1 million and $18.8 million, respectively, primarily resulting from the operations of XLCA, which is subject to U.S. federal income taxes. Such deferred tax assets were net of a valuation allowance of $1.7 million and $0.9 million as of September 30, 2006 and December 31, 2005, respectively. The valuation allowance relates to net unrealized capital losses and a net realized capital loss carry forward that may not be realized within a reasonable period. At September 30, 2006, the Company had net unrealized capital losses and a net realized capital loss carry forward of approximately $3.1 million and $1.9 million respectively, against which a valuation allowance has been established. The net realized capital loss carry forward will expire in 2011.

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

Results of Operations

Consolidated Results of Operations

          The following table presents summary consolidated statement of operations data for the three and nine month periods ended September 30, 2006 and 2005.

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,

(U.S. dollars in thousands)	2006	2005	2006	2005

Revenues
Gross premiums written	$65,081	$63,757	$235,212	$179,812
Reinsurance premiums assumed	20,489	19,222	40,184	37,073

Total premiums written	85,570	82,979	275,396	216,885
Ceded premiums	14,908	(9,435)	1,156	(29,336)

Net premiums written	100,478	73,544	276,552	187,549
Change in net deferred premium revenue	(55,023)	(32,408)	(137,743)	(80,718)

Net premiums earned (net of ceded premiums earned of $1,576, and $6,875; and $19,800 and $21,367)	45,455	41,136	138,809	106,831
Net investment income	21,835	13,259	53,026	36,829
Net realized losses on investments	(156)	(768)	(16,556)	(2,139)
Net realized and unrealized losses on credit derivatives	(3,216)	(1,919)	(6,765)	(4,214)
Fee income and other	59	—	2,290	750

Total revenues	63,977	51,708	170,804	138,057

Expenses
Net losses and loss adjustment expenses	4,994	1,095	11,323	20,044
Acquisition costs, net	5,824	3,235	13,048	9,320
Operating expenses	20,861	16,686	55,448	50,015

Total expenses	31,679	21,016	79,819	79,379

Income before income tax and minority interest	32,298	30,692	90,985	58,678
Income tax expense (benefit)	2,747	(632)	2,559	(1,655)

Income before minority interest	29,551	31,324	88,426	60,333
Minority interest — dividends on redeemable preferred shares	1,139	(49)	6,877	6,902

Net income	$28,412	$31,373	$81,549	$53,431

Segment Results of Operations

          The following tables present summary statement of operations data for our operating segments for the three and nine months ended September 30, 2006 and 2005:

	(Unaudited)
	Three Months Ended September 30, 2006

(U.S. dollars in thousands)	Financial Guaranty Insurance	Financial Guaranty Reinsurance	Total

Gross premiums written	$65,081	$—	$65,081
Reinsurance premiums assumed	—	20,489	20,489

Total premiums written	65,081	20,489	85,570
Ceded premiums	14,908	—	14,908

Net premiums written	79,989	20,489	100,478
Change in net deferred premium revenue	(41,550)	(13,473)	(55,023)

Net premiums earned	38,439	7,016	45,455
Fee income and other	59	—	59
Net losses and loss adjustment expenses	4,302	692	4,994
Acquisition costs, net	4,232	1,592	5,824
Operating expenses	16,731	1,395	18,126

Underwriting profit	$13,233	$3,337	16,570

Net investment income			21,835
Corporate expenses			2,735
Net realized losses on investments			(156)
Net realized and unrealized losses on credit derivatives			(3,216)

Income before income tax and minority interest			32,298
Income tax expense			2,747

Income before minority interest			29,551
Minority interest – dividends on redeemable preferred shares			1,139

Net income			$28,412

	(Unaudited)
	Three Months Ended September 30, 2005

	Financial	Financial
	Guaranty	Guaranty
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written	$63,757	$—	$63,757
Reinsurance premiums assumed	—	19,222	19,222

Total premiums written	63,757	19,222	82,979
Ceded premiums	(9,435)	—	(9,435)

Net premiums written	54,322	19,222	73,544
Change in net deferred premium revenue	(22,156)	(10,252)	(32,408)

Net premiums earned	32,166	8,970	41,136
Fee income and other	—	—	—
Net losses and loss adjustment expenses	1,875	(780)	1,095
Acquisition costs, net	1,418	1,817	3,235
Operating expenses	15,012	1,674	16,686

Underwriting profit	$13,861	$6,259	20,120

Net investment income			13,259
Corporate expenses			—
Net realized losses on investments			(768)
Net realized and unrealized losses on credit derivatives			(1,919)

Income before income tax and minority interest			30,692
Income tax benefit			(632)

Income before minority interest			31,324
Minority interest – dividends on redeemable preferred shares			(49)

Net income			$31,373

	(Unaudited)
	Nine Months Ended September 30, 2006

	Financial	Financial
	Guaranty	Guaranty
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written	$235,212	$—	$235,212
Reinsurance premiums assumed	—	40,184	40,184

Total premiums written	235,212	40,184	275,396
Ceded premiums	1,156	—	1,156

Net premiums written	236,368	40,184	276,552
Change in net deferred premium revenue	(118,292)	(19,451)	(137,743)

Net premiums earned	118,076	20,733	138,809
Fee income and other	2,290	—	2,290
Net losses and loss adjustment expenses	9,149	2,174	11,323
Acquisition costs, net	8,561	4,487	13,048
Operating expenses	46,776	5,937	52,713

Underwriting profit	$55,880	$8,135	64,015

Net investment income			53,026
Corporate expenses			2,735
Net realized losses on investments			(16,556)
Net realized and unrealized losses on credit derivatives			(6,765)

Income before income tax and minority interest			90,985
Income tax expense			2,559

Income before minority interest			88,426
Minority interest – dividends on redeemable preferred shares			6,877

Net income			$81,549

	(Unaudited)
	Nine Months Ended September 30, 2005

	Financial	Financial
	Guaranty	Guaranty
(U.S. dollars in thousands)	Insurance	Reinsurance	Total

Gross premiums written	$179,812	$—	$179,812
Reinsurance premiums assumed	—	37,073	37,073

Total premiums written	179,812	37,073	216,885
Ceded premiums	(29,336)	—	(29,336)

Net premiums written	150,476	37,073	187,549
Change in net deferred premium revenue	(67,431)	(13,287)	(80,718)

Net premiums earned	83,045	23,786	106,831
Fee income and other	750	—	750
Net losses and loss adjustment expenses	21,822	(1,778)	20,044
Acquisition costs, net	3,651	5,669	9,320
Operating expenses	44,037	5,978	50,015

Underwriting profit	$14,285	$13,917	28,202

Net investment income			36,829
Corporate expenses			—
Net realized losses on investments			(2,139)
Net realized and unrealized losses on credit derivatives			(4,214)

Income before income tax and minority interest			58,678
Income tax benefit			(1,655)

Income before minority interest			60,333
Minority interest – dividends on redeemable preferred shares			6,902

Net income			$53,431

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

     Summary Discussion of Net Income

          Net income for the three months ended September 30, 2006 was $28.4 million, a decrease of $3.0 million over the same period in 2005. Net income for the three months ended September 30, 2006 included $0.2 million of net realized losses on investments, as compared to net realized losses of approximately $0.8 million recorded in the same period in 2005. In addition, also included in net income was approximately $3.2 million of net realized and unrealized losses on credit derivatives, as compared to net realized and unrealized losses on credit derivatives of $1.9 million recorded in the comparable period in 2005.

          The decrease in our net income of $3.0 million for the three months ended September 30, 2006, as compared to the same period in 2005, was primarily driven by the following: (i) an increase in operating expenses of $4.2 million, which resulted primarily from an increase in compensation costs associated with certain employees whose compensation prior to the IPO was partially charged to other affiliates of XL Capital, as well as certain expenses associated with SCA being a standalone public company, which prior to the IPO we did not incur, (ii) higher acquisition costs of $2.6 million reflecting growth in our in force business, (iii) higher losses and loss adjustment expenses of $3.9 million reflecting a higher provision for unallocated reserves of approximately $2.8 million due to growth in our in force business and the reduction of a case reserve in our reinsurance segment of approximately $1.5 million that benefited the third quarter of 2005, (iv) higher net unrealized losses on credit derivatives of $1.3 million due to changes in long-term interest rates, (v) higher dividends on redeemable preferred shares of $1.1 million, and (vi) an increase in income tax expense of $3.4 million reflecting higher profitability in our primary insurance operations in the United States for 2006, offset in part by (i) an increase in earned premiums of $4.3 million largely reflecting the effect of a commutation of certain business previously ceded to an affiliate of XL Capital, the reinsurance of certain business written by the aforementioned affiliate, and an increase in installment premium from new structured finance business and (ii) an increase in investment income of $8.6 million reflecting higher yields on new money investments and an increase in average invested assets.

          Set forth below is additional information with respect to certain of the items discussed above.

          Net premiums earned for the three months ended September 30, 2006 included $0.4 million of earnings from the early retirement of certain guarantied obligations (e.g. refundings of insured obligations) ($0.3 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings), as compared to $4.1 million during the comparable period in 2005. Our business production as measured by Adjusted Gross Premiums written (which includes upfront premiums written in the period, current installment premiums due on business written in the period and expected future installment premiums on business written during the period discounted at 7.0%) totaled $91.3 million for the three months ended September 30, 2006, a 11.8% decrease over $103.5 million for the comparable period in 2005.

          The yield on our investment portfolio during the three months ended September 30, 2006 was approximately 4.9%, as compared to 3.9% the same period in 2005. Average invested assets were $1,771.1 million during the three months ended September 30, 2006, as compared to $1,349.4 million in the same period in 2005. The increase in average invested assets resulted primarily from the proceeds from our IPO of $344.2 million, cash capital contributions from XL Capital at the effective date of our IPO of $15.0 million, cash received in connection with the commutation and reinsurance agreement referred to above of approximately $22.1 million, and operating cash flows. See “Investments” for information regarding the credit quality of our debt securities.

          The increase in dividends on the redeemable preferred shares of XLFA during the three months ended September 30, 2006, as compared to the comparable period in 2005 was due to an amendment of the terms of the preferred shares pursuant to an agreement with FSAH in April 2006. In accordance with the agreement: (i) the participating dividend and redemption provisions of the preferred shares, which were in effect prior to 2006, were eliminated, (ii) the stated value of the preference shares held by FSAH was increased to $54.0 million, and (iii) the fixed dividend rate, which was in effect prior to 2006, was increased from 5.0% to 8.25%. As a result of the aforementioned amendments to the dividend provisions of the preferred shares, dividends on the preference shares will be $1.1 million quarterly subsequent to March 31, 2006.

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

	Three Months
	Ended September 30,

(U.S dollars in thousands)	2006	2005

Gross premiums written
Upfront policies/contracts	$32,220	$36,119
Installment policies/contracts	32,861	27,638

Total	$65,081	$63,757

          The following table presents, for the periods indicated, the amount of gross premiums written by line of business:

	Three Months
	Ended September 30,

(U.S dollars in thousands)	2006	2005

Gross premiums written
Public finance	$30,249	$30,861
Structured finance	17,804	17,492
International finance	17,028	15,404

Total	$65,081	$63,757

          Gross premiums written were $65.1 million for the three months ended September 30, 2006, an increase of $1.3 million or 2.0%, from $63.8 million recorded in the comparable period in 2005 notwithstanding a continued tight credit spread environment. The increase was primarily attributable to an increase in international finance gross premiums, which was driven primarily by the strength in the global utility sector. This increase was partially offset by the decrease in public finance gross premiums written, reflecting lower insured penetration and overall market issuance.

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

          The following table presents, for the periods indicated, the amount of reinsurance premiums assumed from affiliates of FSA and other third-party primary companies:

	Three Months
	Ended September 30,

(U.S dollars in thousands)	2006	2005

Reinsurance premiums assumed
Affiliates of FSA	$11,317	$15,846
XLI	7,985	838
Third-party companies	1,187	2,538

Total	$20,489	$19,222

          The following table presents, for the periods indicated, the amount of reinsurance premiums assumed attributable to upfront and installment policies and contracts:

	Three Months
	Ended September 30,

(U.S dollars in thousands)	2006	2005

Reinsurance premiums assumed
Upfront policies/contracts	$14,847	$4,233
Installment policies/contracts	5,642	14,989

Total	$20,489	$19,222

          The following table presents, for the periods indicated, the amount of gross reinsurance premiums assumed by line of business:

	Three Months
	Ended September 30,

(U.S dollars in thousands)	2006	2005

Reinsurance premiums assumed
Public finance	$400	$—
Structured finance	1,915	12,074
International finance	18,174	7,148

Total	$20,489	$19,222

          Reinsurance premiums assumed were $20.5 million for the three months ended September 30, 2006, an increase of $1.3 million or 6.8%, as compared to $19.2 million recorded in the comparable prior year period. The increase was primarily due to a $11.1 million increase in international finance assumed premiums partially offset by a $10.2 million decrease in structured finance assumed premiums. The decrease in structured finance assumed premiums was due to one significant transaction during the three months ended September 30, 2005. The amount of reinsurance ceded to us depends upon the type and amount of insurance written by primary companies, their capital needs and other factors. Such reinsurance is generally structured on a facultative basis.

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

          The following table presents, for the periods indicated, the amount of premiums ceded to XLI, XL RE AM and other third-party reinsurers:

	Three Months Ended September 30,

(U.S dollars in thousands)	2006	2005

Ceded premiums
XLI	$(26,546)	$4,298
XL RE AM	8,024	1,114
Other third-party reinsurers	3,614	4,023

Total	$(14,908)	$9,435

          All our ceded premiums are from our financial guaranty insurance segment. Ceded premiums were $(14.9) million for the three months ended September 30, 2006, a decrease of $24.3 million or 258.5%, as compared to $9.4 million recorded in the comparable prior year period. Ceded premiums to XLI for the three months ended September 30, 2006 reflect the return of $26.5 million of premiums previously ceded to XLI in accordance with a commutation effected on the date of our IPO pursuant to certain Formation Transactions that were described in our Registration Statement on Form S-1 (SEC File No. 333-133066). Such business was originally reinsured to XLI principally due to single risk constraints and rating agency capital adequacy requirements applicable to us at the time that business was first written. In general, the Company has required less reinsurance protection as a result of the growth in capital, accordingly, cessions excluding the formation transactions have declined.

     Net Premiums Earned

          Financial guaranty upfront premiums are earned in proportion to the expiration of the related risk and financial guaranty installment premiums are earned ratably over the installment period, generally one to three months. In addition, when an insured issue is retired early, is called by the issuer or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time. While reinsurance premiums assumed are earned based on reports from the reinsured companies, we believe that the underlying reinsured companies generally follow the revenue recognition policies and practices discussed above. See “Critical Accounting Policies and Estimates—Premium Revenue Recognition.”

          The following table presents, for the periods indicated, the amount of earned premiums attributable to upfront and installment policies:

	Three Months Ended September 30,

(U.S dollars in thousands)	2006	2005

Net premiums earned
Upfront policies/contracts	$13,846	$14,026
Installment policies/contracts	31,609	27,110

Total	$45,455	$41,136

          Net premiums earned were $45.5 million for the three months ended September 30, 2006, an increase of $4.4 million or 10.7%, as compared to $41.1 million in the comparable period in 2005. The increase in earned premiums was primarily attributable to higher earned premiums in the financial guaranty insurance segment of $6.3 million, offset by lower earned premiums in the financial guaranty reinsurance segment of $2.0 million. Higher earned premiums in the financial guaranty insurance segment were due to: (i) earned premiums of $3.8 million from the commutation of certain business previously ceded to an affiliate as part of the Formation Transactions that were described in our Registration Statement on Form S-1 (SEC File No. 333-133066) and (ii) $2.5 million of earned premiums attributable to growth in our in force business. The $2.0 million decrease in earned premiums in our financial guaranty reinsurance segment was primarily due to a higher proportion of upfront business in the current period relative to prior period.

     Net Investment Income

          Net investment income was $21.8 million for the three months ended September 30, 2006, an increase of $8.5 million or 63.9% as compared to $13.3 million in the comparable period in 2005. The increase in net investment income was due primarily to higher yields on new money investments and higher average invested assets resulting from the proceeds from our IPO of $344.2 million, cash capital contributions from XL Capital effective on the IPO date of $15.0 million, cash received in connection with the commutation and reinsurance agreement referred to above of approximately $22.1 million, and operating cash flows. The increase in investment yields is attributable primarily to the general rise in interest rates over the time period, particularly short- and medium-term interest rates. The five-year Treasury rate, for example, increased from 4.18% at September 30, 2005 to 4.59% at September 30, 2006.

          The following tables present net investment income, average invested assets, and the effective yield on our average invested assets for the three months ended September 30, 2006 and 2005, and the average duration of our invested assets as of September 30, 2006 and 2005:

	Three Months Ended September 30,

(U.S dollars in thousands, except percentages)	2006	2005

Net investment income	$21,835	$13,259
Average invested assets(1)	$1,771,093	$1,349,400
Effective yield(2)	4.9%	3.9%

(1)	Represents the quarterly average of the amortized cost of debt securities, short-term investments and cash and cash equivalents for the respective periods.

(2)

Effective yield represents net investment income, on an annualized basis, as a percentage of average invested assets during the period. The increase in the effective yield was due to the turnover in our investment portfolios capturing the trend of rising interest rates.

	As of September 30,

	2006	2005

Average duration in years	3.2	3.6

     Net Realized (Losses) Gains on Investments

          Net realized losses on investments were $0.2 million for the three months ended September 30, 2006 as compared to a net realized loss of $0.8 million in the comparable period in 2005. The change in net realized losses was primarily attributable to portfolio management actions relating to the management of duration, yield and exposure to certain credit risks.

     Net Realized and Unrealized Gains (Losses) on Credit Derivatives

          Changes in the fair value of credit default swaps attributable to earnings from premiums received by us from the issuance of such contracts are recorded in net premiums earned in the consolidated statement of operations. In addition, changes in the fair value of credit default swaps attributable to losses from actual and expected payments to counterparties under such contracts are recorded in losses and loss adjustment expense in the consolidated statement of operations, and the remaining components of the change in fair value of credit default swaps, which are attributable to changes in interest rates, credit spreads, credit quality, expected recovery rates and other market factors, are recorded in net realized and unrealized gains (losses) on credit derivatives. See “—Critical Accounting Policies and Estimates—Valuation of Credit Default Swaps.”

          Net realized and unrealized losses on credit derivatives were $3.2 million for the three months ended September 30, 2006, an increase of $1.3 million, as compared to losses of $1.9 million in the comparable period in 2005. The increase is primarily attributable to an increase in in force insured interest rate swaps, as well as a decline in long-term interest rates during the quarter ended September 30, 2006 compared to a slight increase in long-term interest rates during the quarter ended September 30, 2005. There was no significant variance related to credit default swaps as credit spreads changed comparably in each respective quarter.

     Net Losses and Loss Adjustment Expenses

          Net losses and loss adjustment expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss adjustment expenses reserves. See “—Critical Accounting Policies and Estimates—Reserves for Losses and Loss Adjustment Expenses.”

The following table presents, for the periods indicated, the activity in our reserves for losses and loss adjustment expenses, net of reinsurance:

(U.S. Dollars in thousands)	Financial Guaranty Insurance	Financial Guaranty Reinsurance	Consolidated Total

Beginning balance, June 30, 2005	$56,543	$16,428	$72,971
Case reserve provision	(300)	(1,151)	(1,451)
Loss adjustment expense reserve provision	479	—	479
Unallocated reserve provision	1,696	371	2,067

Net losses and loss adjustment expenses	1,875	(780)	1,095
Paid losses and loss adjustment expenses	(207)	—	(207)

Ending balance, September 30, 2005	$58,211	$15,648	$73,859

Beginning balance, June 30, 2006	$64,239	$18,678	$82,917
Case reserve provision	—	128	128
Loss adjustment expense reserve provision	3	5	8
Unallocated reserve provision	4,299	559	4,858

Net losses and loss adjustment expenses	4,302	692	4,994
Assumption of obligation by XLI (1)	—	(1,177)	(1,177)
Paid losses and loss adjustment expenses	(389)	(5)	(394)

Ending balance, September 30, 2006	$68,152	$18,188	$86,340

(1) In connection with the cancellation from inception of certain business ceded by the Company to XLI, XLI assumed the Company’s obligation for such loss adjustment expenses – see Note 6 to the consolidated financial statements herein.

          Net losses and loss adjustment expenses were $5.0 million for the three months ended September 30, 2006, an increase of $3.9 million, or 354.5%, as compared to $1.1 million recorded in the comparable period in 2005. The increase in net losses and loss adjustment expenses was primarily attributable to higher net losses and loss adjustment expenses in the financial guaranty insurance segment of $2.4 million, and higher net losses and loss adjustment expenses in the financial guaranty reinsurance segment of $1.5 million.

          Higher net losses and loss adjustment expenses in the financial guaranty insurance segment during the three months ended September 30, 2006 were primarily due to a period over period increase in unallocated reserves of $2.6 million. The increase was attributable to growth in our in force business as evidenced by an increase in net premiums earned of $6.2 million period over period. Higher net losses and loss adjustment expenses in the financial guaranty reinsurance segment during the three months ended September 30, 2006 resulted from nominal increase in case basis provisions for losses and loss adjustment expenses of $0.1 million during the three months ended September 30, 2006, as compared with a large decrease in case reserves of $1.2 million during the three months ended September 30, 2005 due to favorable development on certain case basis reserves reported by certain primary companies.

     Acquisition Costs, Net

          The following table presents the components of acquisition costs, net, during the periods indicated:

	Three Months Ended September 30,

(U.S dollars in thousands)	2006	2005

Amortization of deferred acquisition costs and ceding commissions
Financial Guaranty Insurance:
Acquisition costs	$4,636	$3,211
Ceding commissions	(404)	(1,793)

Net acquisition costs	4,232	1,418
Financial Guaranty Reinsurance:
Acquisition costs	1,592	1,817

Consolidated acquisition costs, net	$5,824	$3,235

          Capitalized acquisition costs in the financial guaranty insurance segment consist of a portion of compensation, travel and entertainment and marketing costs, as well as premium and excise taxes, rating agency fees and legal costs associated with the production of new business. Such capitalized acquisition costs are reduced by ceding commission income on premiums ceded to reinsurers.

          Amortization of acquisition costs in the financial guaranty insurance segment was $4.6 million for the three months ended September 30, 2006, an increase of $1.4 million, or 43.8%, as compared to $3.2 million in the comparable period in 2005 (which included $0.1 million and $0.5 million, respectively, of accelerated amortization of deferred acquisition costs due to refundings in the three months ended September 30, 2006 and 2005). Excluding the impact of refundings, the increase of $1.8 million primarily reflects growth in, and the changing mix of, our in-force business. During the three months ended September 30, 2006, there was a higher proportion of installment business written as compared to the comparable period in 2005, which had a higher up-front proportion. Premium and excise taxes related to current quarter installment based business added $1.1 million to acquisiton expenses in the current quarter whereas such expenses were only $0.1 million in the year ago quarter.

          Amortization of deferred ceding commission revenue in the financial guaranty insurance segment was $0.4 million for the three months ended September 30, 2006, a decrease of $1.4 million or 77.8% as compared to $1.8 million in the comparable period in 2005. The decrease is primarily attributable to a commutation of certain business previously ceded to XLI as described in our Registration Statement on Form S-1 (SEC File No. 333-133066). Of the $26.5 million of ceded premiums commuted, $1.3 million was installment business resulting in a reduction of ceding commission revenue of $0.4 million. In the year ago period, ceding commision revenue related to business ceded to XLI was $0.9 million.

          Acquisition costs in the financial guaranty reinsurance segment represent commissions paid to acquire assumed business, as well as fees for letters of credit to secure our obligations to primary companies so that they can take credit for our reinsurance in filings with their local insurance regulators. Amortization of acquisition costs in the financial guaranty reinsurance segment was $1.6 million for the three months ended September 30, 2006, a decrease of $0.2 million, or 11.1% as compared to $1.8 million in the comparable period in 2005. The decrease was primarily attributable to a higher mix of upfront business assumed in the three months ended September 30, 2006 as compared to the same period in 2005.

     Operating Expenses

          Operating expenses were $20.9 million for the three months ended September 30, 2006, an increase of $4.2 million or 25.1%, as compared to $16.7 million in the comparable period in 2005. The increase in operating expenses resulted from higher operating expenses in both the financial guaranty insurance and reinsurance segments, as well as certain corporate expenses incurred as a result of SCA being a standalone public company. The increase in operating expenses in the segments primarily resulted from an increase in compensation costs associated with certain employees whose compensation prior to the IPO was partially charged to other affiliates of XL Capital. Corporate expenses, which prior to the IPO we did not incur, primarily consists of directors and officers liability insurance, directors fees, printing and distribution costs, and audit costs, as well as an allocation of compensation costs.

     Income tax expense (benefit)

          Income tax expense was $2.7 million for the three months ended September 30, 2006, an increase of $3.3 million as compared to an income tax benefit of $0.6 million in the comparable period in 2005. The increase in income tax expense resulted primarily from higher profitability in our U.S.-based primary insurance operations during 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

     Summary Discussion of Net Income

          Net income for the nine months ended September 30, 2006 was $81.5 million, an increase of $28.1 million or 52.6% from $53.4 million during the same period in 2005. Net income for the nine months ended September 30, 2006 included $16.6 million of net realized losses on investments, as compared to net realized losses of $2.1 million recorded in the same period in 2005. In addition, included in net income was approximately $6.8 of net realized and unrealized losses on credit derivatives, as compared to net realized and unrealized losses on credit derivatives of $4.2 million recorded in the comparable period in 2005.

          The increase in our net income of $28.1 million for the nine months ended September 30, 2006, as compared to the same period in 2005, was primarily driven by: (i) significant growth in net premiums earned of $32.0 million, which was largely due to refunding activity, the effect of the transfer of certain business to XLFA from an affiliate in connection with our IPO, and the growth of our insured in force business, (ii) an increase in investment income of $16.2 million reflecting higher yields on new money investments and an increase in average invested assets, and (iii) lower net losses and loss adjustment expenses of $8.7 million, offset in part by (i) higher net realized losses on investments of $14.4 million which primarily resulted from a $14.0 million impairment charge recorded during the nine month period ended September 30, 2006 on an investment acquired in satisfaction of a claim, (ii) higher net realized and unrealized losses on credit derivatives of $2.6 million due primarily to higher mark to market losses on credit default swaps caused by a widening of credit spreads, offset in part by lower mark to market losses on insured interest rate swaps resulting from higher interest rates (iii) higher net acquisition costs of $3.7 million primarily reflecting the effect of the aforementioned refunding activity and growth in our in force business, (iv) an increase in operating expenses of $5.4 million, which resulted primarily from an increase in compensation costs associated with certain employees whose compensation prior to the IPO was partially charged to other affiliates of XL Capital, as well as certain expenses associated with SCA being a standalone public company, which prior to the IPO we did not incur, and (v) an increase in income tax expense of $4.2 million resulting from higher profitability in the Company’s operations in the United States.

          Set forth below is additional information with respect to certain of the items discussed above:

          The increase in our net premiums earned resulted from earnings from the early retirement of certain guarantied obligations (e.g., refundings of insured obligations) of $25.6 million ($23.4 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings) during the nine months ended September 30, 2006, as compared to $4.3 million in the comparable period in 2005. Our business production as measured by adjusted gross premiums (which includes upfront premiums written in the period, current installment premiums due on business written in the period and expected future installment premiums discounted at 7% on business written during the period) totaled $358.9 million for the nine months ended September 30, 2006, a 25.4% increase over $286.2 million for the comparable period in 2005.

          The increase in our investment income during the nine months ended September 30, 2006, as compared to the comparable period in 2005, was primarily due to the growth in our investment portfolio, as well as the higher yields on new investments. Average invested assets were $1,575.4 million during the nine months ended September 30, 2006, as compared to $1,289.9 million in the comparable period in 2005. The increase in average invested assets resulted primarily from the net proceeds from our IPO of $344.2 million, cash capital contributions from XL Capital at the effective date of our IPO of $15.0 million, cash received in connection with the commutation and reinsurance agreement referred to above of approximately $22.1 million, and operating cash flows. See “Investments” for information regarding the credit quality of our debt securities.

          For the nine months ended September 30, 2006, we recorded a provision for net losses and loss adjustment expenses of $11.3 million, a decrease of $8.7 million, or 43.5%, from the $20.0 million recorded in the comparable period in 2005. The decrease resulted from lower provisions for case basis reserves and favorable development of unallocated reserves due to changes in our in-force business during the nine months ended September 30, 2006, as compared to the same period in 2005. During the nine months ended September 30, 2006 there were nominal provisions for case basis reserves, whereas such activity for the nine months ended September 30, 2005 included a provision for case basis reserves of $12.2 million, of which $12.1 million related to two insured transactions, which are further described in Notes 9 (a) and 9 (c) to our interim consolidated financial statements included elsewhere herein.

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

	Nine Months Ended September 30,

(U.S dollars in thousands)	2006	2005

Gross premiums written
Upfront policies/contracts	$151,280	$104,196
Installment policies/contracts	83,932	75,616

Total	$235,212	$179,812

          The following table presents, for the periods indicated, the amount of gross premiums written by line of business:

	Nine Months Ended September 30,

(U.S dollars in thousands)	2006	2005

Gross premiums written
Public finance	$104,130	$76,717
Structured finance	54,486	50,715
International finance	76,596	52,380

Total	$235,212	$179,812

          Gross premiums written were $235.2 million for the nine months ended September 30, 2006, an increase of $55.4 million or 30.8%, from $179.8 million recorded in the comparable period in 2005, notwithstanding a continued tight credit spread environment. The increase was primarily attributable to an increase public finance and international finance gross premiums written. We guarantied a total of $12.4 billion of municipal debt for the first nine months of 2006, which represents a market share of 9.2%, up from 5.3% for the same period last year. The increase in international finance gross premiums was driven primarily by the strength in the global utility sector.

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

          The following table presents, for the periods indicated, the amount of reinsurance premiums assumed from affiliates of FSA and other third-party primary companies:

	Nine Months Ended September 30,

(U.S dollars in thousands)	2006	2005

Reinsurance premiums assumed
Affiliates of FSA	$20,880	$28,804
XLI	9,161	2,369
Third-party primary companies	10,143	5,900

Total	$40,184	$37,073

          The following table presents, for the periods indicated, the amount of reinsurance premiums assumed attributable to upfront and installment policies and contracts:

	Nine Months Ended September 30,

(U.S dollars in thousands)	2006	2005

Reinsurance premiums assumed
Upfront policies/contracts	$22,873	$8,898
Installment policies/contracts	17,311	28,175

Total	$40,184	$37,073

          The following table presents, for the periods indicated, the amount of gross reinsurance premiums assumed by line of business:

	Nine Months Ended September 30,

(U.S dollars in thousands)	2006	2005

Reinsurance premiums assumed
Public finance	$717	$1,361
Structured finance	6,741	20,937
International finance	32,726	14,775

Total	$40,184	$37,073

Reinsurance premiums assumed were $40.2 million for the nine months ended September 30, 2006, an increase of $3.1 million or 8.4%, as compared to $37.1 million recorded in the comparable prior year period. The increase was primarily due to a $17.9 million increase in international finance premiums assumed and was partially offset by a $14.2 million decrease in structured finance premiums assumed. The amount of reinsurance ceded to us depends upon the type and amount of insurance written by primary companies, their capital needs and other factors. Such reinsurance is generally structured on a facultative basis.

     Ceded Premiums

          All our ceded premiums are from our financial guaranty insurance segment. Ceded premiums were ($1.2) million for the nine months ended September 30, 2006, a decrease of $30.5 million or 104.1%, as compared to $29.3 million recorded in the comparable prior year period. Ceded premiums for the nine months ended September 30, 2006 reflect the return of $26.5 million of premiums previously ceded to an affilitate as part of the Formation Transactions that were described in our Registration Statement on Form S-1 (SEC File No. 333-133066). Specificially, we transferred or reassumed exposures under certain financial guaranty policies that were originally reinsured to, or written on our behalf by, XLI principally due to single risk constraints and rating agency capital adequacy requirements applicable to us at the time that business was first written. In general, the Company has required less reinsurance protection as a result of the growth in capital, accordingly, cessions excluding the formation transactions have declined.

          The following table presents, for the periods indicated, the amount of premiums ceded to XLI, XL RE AM and other third-party reinsurers:

	Nine Months Ended September 30,

(U.S dollars in thousands)	2006	2005

Ceded premiums
XLI	$(18,804)	$13,567
XL RE AM	8,567	1,173
Other third-party reinsurers	9,081	14,596

Total	$(1,156)	$29,336

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

          The following table presents, for the periods indicated, the amount of earned premiums attributable to upfront and installment policies:

	Nine Months Ended September 30,

(U.S dollars in thousands)	2006	2005

Net premiums earned
Upfront policies/contracts	$53,398	$34,501
Installment policies/contracts	85,411	72,330

Total	$138,809	$106,831

          Net premiums earned were $138.8 million for the nine months ended September 30, 2006, an increase of $32.0 million or 29.9%, as compared to $106.8 million in the comparable period in 2005. The increase in earned premiums was primarily attributable to higher earned premiums in the financial guaranty insurance segment of $35.1 million, offset by lower earned premiums in the financial guaranty reinsurance segment of $3.1 million. Higher earned premiums in the financial guaranty insurance segment were due to: (i) earned premiums of $25.0 million from the early retirement or refunding of insured securities for the nine months ended September 30, 2006, as compared to $2.5 million relating to refunding activity for the comparable period in 2005 and (ii) earned premiums of $3.8 million from the portfolio transferred / assumed from XLI, as compared to ceded premiums of $2.8 million for the comparable period in 2005 and (iii) $4.4 million of earned premiums attributable to growth in our in force business. The $3.1 million decrease in earned premiums in our financial guaranty reinsurance segment was primarily due to a heavier mix of upfront business in the first nine months ended September 30, 2006 relative to prior comparable period and the $1.2 million reduction in earned premiums from the early retirement or refunding of insured securities. Earned premiums in the financial guaranty reinsurance segment from the early retirement or refunding of insured securities were $0.6 million for the nine months ended September 30, 2006 as compared to $1.8 million in the comparable period in 2005.

     Net Investment Income

          Net investment income was $53.0 million for the nine months ended September 30, 2006, an increase of $16.2 million or 44.0% as compared to $36.8 million in the comparable period in 2005. The increase in net investment income was due primarily to higher average invested assets resulting from net cash inflows from operations, and higher effective yields. The increase in investment yields is attributable primarily to the general rise in interest rates over the time period, particularly short- and medium-term interest rates. The five-year Treasury rate, for example, increased from 4.18% at September 30, 2005 to 4.59% at September 30, 2006.

          The following tables present net investment income, average invested assets, and the effective yield on our average invested assets for the nine months ended September 30, 2006 and 2005, and the average duration of our invested assets as of September 30, 2006 and 2005:

	Nine Months Ended September 30,

(U.S dollars in thousands, except percentages)	2006	2005

Net investment income	$53,026	$36,829
Average invested assets(1)	$1,575,541	$1,289,884
Effective yield(2)	4.5%	3.8%

(1)	Represents the quarterly average of the amortized cost of debt securities, short-term investments and cash and cash equivalents for the respective periods.

(2)

Effective yield represents net investment income, on an annualized basis, as a percentage of average invested assets during the period. The increase in the effective yield was due to the turnover in our investment portfolios capturing the trend of rising interest rates.

	As of September 30,

	2006	2005

Average duration in years	3.2	3.6

     Net Realized Losses on Investments

          Net realized losses on investments were $16.6 million for the nine months ended September 30, 2006, an increase of $14.5 million, as compared to net realized losses of $2.1 million in the comparable period in 2005. The increase in net realized losses was primarily attributable to $14.0 million of impairment charges on an investment acquired in satisfaction of a claim on an insured structured financing (see Note 9 (b) to the interim consolidated financial statements herein). The remaining net realized gain and loss activity during the nine months ended September 30, 2006 and 2005 was primarily attributable to portfolio management actions relating to the management of duration, yield and exposure to certain credit risks.

     Net Realized and Unrealized Losses on Credit Derivatives

          Net realized and unrealized losses on credit derivatives were $6.7 million for the nine months ended September 30, 2006, an increase of $2.5 million, as compared to $4.2 million in the comparable period in 2005. The increase is primarily attributable to credit default swaps as credit spreads increased during the nine months ended September 30, 2006 as compared to a nominal change in spreads during the nine months ended September 30, 2005. This was partially offset by a positive variance in insured interest rate swaps as long-term interest rates increased in the nine months ended September 30, 2006 whereas long-term interest rates decreased slightly during the nine months ended September 30, 2005.

     Net Losses and Loss Adjustment Expenses

          Net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expenses reserves. See “—Critical Accounting Policies and Estimates—Reserves for Losses and Loss Adjustment Expenses.”

          The following table presents, for the periods indicated, the activity in our reserves for losses and loss adjustment expenses, net of reinsurance:

(U.S. Dollars in thousands)	Financial Guaranty Insurance	Financial Guaranty Reinsurance	Consolidated Total

Beginning balance, December 31, 2004	$37,394	$17,426	$54,820
Case reserve provision	12,157	(3,396)	8,761
Loss adjustment expense reserve provision	117	—	117
Unallocated reserve provision	9,548	1,618	11,166

Net losses and loss adjustment expenses	21,822	(1,778)	20,044
Paid loss and loss adjustment expenses	(1,005)	—	(1,005)

Ending balance, September 30, 2005	$58,211	$15,648	$73,859

Beginning balance, December 31, 2005	$60,811	$17,340	$78,151
Case reserve provision	—	774	774
Loss adjustment expense reserve provision	465	149	614
Unallocated reserve provision	8,684	1,251	9,935

Net losses and loss adjustment expenses	9,149	2,174	11,323
Assumption of obligation by XLI (1)	—	(1,177)	(1,177)
Paid loss and loss adjustment expenses	(1,808)	(149)	(1,957)

Ending balance, September 30, 2006	$68,152	$18,188	$86,340

(1) In connection with the cancellation from inception of certain business ceded by the Company to XLI, XLI assumed the Company’s obligation for such loss adjustment expenses – see Note 6 to consolidated financial statements herein.

          Net losses and loss adjustment expenses were $11.3 million for the nine months ended September 30, 2006, a decrease of $8.7 million or 43.5%, as compared to $20.0 million recorded in the comparable period in 2005. The decrease in net losses and loss adjustment expenses was primarily attributable to lower net losses and loss adjustment expenses in the financial guaranty insurance segment of $12.7 million, offset in part by higher net losses and loss adjustment expenses in the financial guaranty reinsurance segment of $4.0 million.

          Lower net losses and loss adjustment expenses in the financial guaranty insurance segment during the nine months ended September 30, 2006 reflected: (i) nominal case basis provisions for losses and loss adjustment expenses during the nine months ended September 30, 2006 relating to certain insured transactions, whereas such activity for the nine months ended September 30, 2005 included a provision for case basis reserves of $12.2 million, of which $12.1 million related to two insured transactions, which are further described in Note 9 (a) and 9 (c) to our interim consolidated financial statements elsewhere herein), and (ii) a period over period decrease in unallocated reserves of $0.8 million related to changes in our in-force book of business resulting in slightly faster expiration of our in-force par partially offset by growth in the portfolio.

          Higher net losses and loss adjustment expenses in the financial guaranty reinsurance segment during the nine months ended September 30, 2006, as compared to the same period in 2005, resulted from: (i) nominal case basis provisions for losses and loss adjustment expenses during the nine months ended September 30, 2006, as compared with a net decrease in case reserves during the nine months ended September 30, 2005 due to favorable development on certain case basis reserves reported by certain primary companies, offset in part by (ii) a period over period decrease in unallocated reserves due to changes in our in-force book of business resulting in slightly faster expiration of our in-force par.

     Acquisition Costs, Net

          The following table presents the components of acquisition costs, net, during the periods indicated:

	Nine Months Ended September 30,

(U.S dollars in thousands)	2006	2005

Amortization of deferred acquisition costs and ceding commissions
Financial Guaranty Insurance:
Acquisition costs	$13,868	$9,579
Ceding commissions	(5,307)	(5,928)

Net acquisition costs	8,561	3,651
Financial Guaranty Reinsurance:
Acquisition costs	4,487	5,669

Consolidated acquisition costs, net	$13,048	$9,320

          Capitalized acquisition costs in the financial guaranty insurance segment consist of a portion of compensation, travel and entertainment and marketing costs, as well as premium and excise taxes, rating agency fees and legal costs associated with the production of new business. Such capitalized acquisition costs are reduced by ceding commission income on premiums ceded to reinsurers.

          Amortization of acquisition costs in the financial guaranty insurance segment was $13.9 million for the nine months ended September 30, 2006, an increase of $4.3 million, or 44.8%, as compared to $9.6 million in the comparable period in 2005 (which included $2.1 million and $0.2 million, respectively, of accelerated amortization of deferred acquisition costs due to refundings in the nine months ended September 30, 2006 and 2005). Excluding the impact of refundings, the increase of $2.4 million primarily reflects growth in our in-force business.

          Amortization of deferred ceding commission revenue in the financial guaranty insurance segment was $5.3 million for the nine months ended September 30, 2006, an decrease of $0.6 million or 10.2% as compared to $5.9 million in the comparable period in 2005. Business previously ceded to XLI was commuted back to the Company coincident with the IPO. Of the $26.5 million of ceded premiums commuted, $1.3 million was installment business resulting in a reduction of ceding commission revenue of $0.4 million. The total ceding commission revenues related to business ceded to XLI was $2.5 million compared to $3.5 million in the year ago period.

          Acquisition costs in the financial guaranty reinsurance segment represent commissions paid to acquire assumed business, as well as fees for letters of credit to secure our obligations to primary companies so that they can take credit for our reinsurance in filings with their local insurance regulators. Amortization of acquisition costs in the financial guaranty reinsurance segment was $4.5 million for the nine months ended September 30, 2006, a decrease of $1.2 million, as compared to $5.7 million in the comparable period in 2005. The decrease was primarily the result of a decrease in LOC fees of $0.8 million, as well as a higher mix of upfront business assumed in the current year period as compared to the prior year period.

     Operating Expenses

          Operating expenses were $55.4 million for the nine months ended September 30, 2006, an increase of $5.4 million or 10.8% as compared to $50.0 million in the comparable period in 2005. The increase in operating expenses resulted from higher operating expenses in the financial guaranty insurance segment, as well as certain corporate expenses incurred as a result of SCA being a standalone public company. The increase in operating expenses in the financial guaranty insurance segmen primarily resulted from an increase in compensation costs associated with certain employees whose compensation prior to the IPO was partially charged to other affiliates of XL Capital. Corporate expenses, which prior to the IPO we did not incur, primarily consists of directors and officers liability insurance, directors fees, printing and distribution costs, and audit costs, as well as an allocation of compensation costs.

     Income tax expense (benefit)

          Income tax expense was $2.6 million for the nine months ended September 30, 2006, an increase of $4.3 million as compared to an income tax benefit of $1.7 million in the comparable period in 2005. The increase in income tax expense resulted primarily from higher profitability in our U.S.-based primary insurance operations during 2006.

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

          At September 30, 2006, our consolidated fixed-income portfolio consisted of debt securities, short-term investments and cash and cash equivalents with a carrying value of $1.7 billion, $0.2 million and $0.2 million, respectively. Our debt securities are designated as available for sale in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fixed-income portfolio is reported at fair value in accordance with SFAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. Short-term investments consist of securities with maturities equal to or greater than 90 days but less than one year at time of purchase.

          The average duration of our investment portfolio was 3.2 years at September 30, 2006, as compared to 3.5 years at December 31, 2005.

          Our fixed-income portfolio is exposed to credit and interest rate risk. At September 30, 2006, the fair value of our consolidated fixed-income portfolio was approximately $1.9 billion, as compared to approximately $1.3 billion at December 31, 2005.

          The table below shows the percentage of our consolidated fixed-income portfolio by credit rating (including debt securities, short-term investments, cash and cash equivalents and net payable for investments purchased) at September 30, 2006.

Credit Rating(1):	Total

AAA	76.4%
AA	12.5%
A	11.0%
Not rated	0.1%

Total	100.0%

(1)	At September 30, 2006 the average credit quality of our fixed-income portfolio was “AAA.”

          As at September 30, 2006, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 7.3% of the total fixed-income portfolio and approximately 40.4% of all corporate holdings. At September 30, 2006, none of our corporate holdings exceeded 2.0% of our total fixed-income portfolio (including debt securities, short-term investments, cash and cash equivalents and net payable for investments purchased).

          Our fixed-income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed-income security to changes in interest rates. We manage interest rate risk by setting duration targets for our investment portfolio, thus mitigating the overall economic effect of interest rate risk. We remain nevertheless exposed to accounting interest rate risk since the assets are marked-to-market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves at September 30, 2006 would have decreased the fair value of our fixed-income portfolio by approximately 3.4%, or $64.0 million.

          The following table summarizes our consolidated investment portfolio at September 30, 2006.

		As of September 30, 2006

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt securities
Mortgage and asset-backed securities	$991,670	$4,119	$(11,302)	$984,487
U.S. Government and government agencies	337,091	1,965	(6,199)	332,857
Corporate	350,555	1,307	(6,020)	345,842
Non-U.S. sovereign government	10,141	100	(216)	10,025
U.S. states and political subdivisions of the states	3,755	62	(88)	3,729

Total debt securities	$1,693,212	$7,553	$(23,825)	$1,676,940

Short-term investments
Total short-term investments	$194,580	$16	$(1,400)	$193,196

          The amortized cost and estimated fair value of debt securities and short-term investments available for sale as of September 30, 2006, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2006

(in thousands)	Amortized Cost	Fair Value

Due within one year	$194,580	$193,196
Due after one through five years	312,205	307,331
Due after five through ten years	353,551	349,039
Due after ten years	35,786	36,083

	896,122	885,649

Mortgage and asset-backed securities	991,670	984,487

Total	$1,887,792	$1,870,136

Liquidity and Capital Resources

     Capital Resources

          We manage our capital resources to minimize our cost of capital while maintaining appropriate claims-paying resources to sustain the Triple-A claims-paying ratings of our insurance subsidiaries. Capital resources are defined by us to include our total consolidated investments in debt securities, short-term investments, cash and cash equivalents, and accrued investment income, less payable for investments purchased, if any, and with respect to XLFA, its soft capital credit facility. At September 30, 2006 and December 31, 2005, our total consolidated capital resources were $2.2 billion and $1.6 billion, respectively.

          Total consolidated net cash inflows for the nine months ended September 30, 2006 were $622.4 million. This consisted of $259.6 million in cash flow generated by operations, $344.2 million generated from our IPO (such amount represents gross proceeds $369.2 million less underwriters’ allowance and other issuance costs paid of $25.0 million), and $22.3 million from capital contributions from XL Capital (which includes cash held by a contributed subsidiary). Of these cash flows $458.7 million was used for net purchases of new investments. The balance of cash inflows increased cash and cash equivalents by $163.7 million which were primarily invested in high yielding, high quality commercial paper of less than a 90 day maturity. Cash inflows from operations were driven by new business written and investment income.

     SCA

          SCA’s cash flow consists of dividends from its operating subsidiaries (XLCA and XLFA), if declared and paid, and investment income on assets held by it from the proceeds of the IPO, offset by expenses incurred for employee compensation and other expenses incurred as a stand-alone public company, including: board of directors fees, directors and officers liability insurance, independent auditor fees, stock registrar and listing fees, legal fees, and annual report and proxy production and distribution costs. In addition, we intend to pay quarterly cash dividends on our common shares at an initial rate of $.02 per common share. The first such dividend was declared on October 31, 2006 and will be paid on December 29, 2006 to shareholders of record on December 11, 2006. The timing and amount of cash dividends is at the discretion of our Board of Directors.

          As a holding company, SCA’s ability to meet its cash requirements (including any dividends on its common shares, if and when declared) depends upon the receipt of dividends from its operating subsidiaries. The payment of dividends from our operating subsidiaries is subject to regulatory restrictions. As a result, there can be no assurance that our operating subsidiaries will be able to pay us dividends, or that any dividends paid to us by our operating subsidiaries will be sufficient to fund our cash requirements or that we will not be required to seek external debt or equity financing to meet our operating expenses. Because we are a holding company and substantially all of our business activities are conducted by our operating subsidiaries, our ability to meet any ongoing cash requirements, including any debt service payments or other expenses, and to pay dividends on our common shares in the future will depend on our ability to obtain cash dividends or other cash payments or obtain loans from our operating subsidiaries, which are regulated insurance companies that depend upon ratings from independent rating agencies. Our operating subsidiaries’ ability to pay dividends, or make loans, to us is consequently limited by regulatory and rating agency constraints.

          In the ordinary course of our business, we will evaluate our liquidity needs and capital resources in light of our expenses, our dividend policy and the dividend paying ability of our operating subsidiaries. At September 30, 2006, total capital resources of SCA as a standalone entity was $148.7 million. Based on the amount of SCA’s capital resources, dividends we expect to receive from our operating subsidiaries, and the income we expect to receive on our invested assets, and the expected amount of our capital resources (principally the net proceeds from the IPO retained by us), as well as other resources expected to be available to us, management believes that we will have sufficient liquidity to satisfy our anticipated liquidity needs over the next twelve months.

          Our ongoing capital requirements depend on many factors, including our operating subsidiaries’ in-force books of business and regulatory and rating agency capital requirements. To the extent that our existing capital is insufficient to meet these requirements or cover losses, we may need to raise additional funds through financings or curtail our operating subsidiaries’ growth and reduce their insured exposure. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

          In connection with our IPO, our operating subsidiaries have each agreed that, until the second anniversary of the IPO each will not declare or pay dividends on its common stock other than to fund certain parent holding company operating expenses and debt service requirements and to fund dividends on our preferred stock and “nominal” dividends on our common stock. In addition, New York Insurance law contains a test governing the amount of dividends that XLCA can pay in any year and, as a result of the application of such test, XLCA cannot currently pay dividends, without notice to, and prior approval from, the New York Superintendent. As a U.S. company paying dividends to a Bermuda holding company, XLCA’s dividends are subject to a 30% withholding tax rate.

Initial Public Offering and Other Capital Transactions

          On August 4, 2006, we completed the sale of 18,009,119 of our common shares through an initial public offering (the “IPO”) at $20.50 per share for aggregate consideration of $369.2 million. Net proceeds from the offering after underwriters’ allowance and all other issuance costs were $341.1 million (see Operating Subsidiaries- Cash Flows below for details of the amount of underwriters’ allowance and other issuance costs paid as of September 30, 2006). Of net proceeds, $25.0 million and $175.0 million were contributed to the Company’s insurance and reinsurance businesses, respectively, to support their continuing growth, and $141.1 million was retained at the holding company. Of the proceeds retained at the holding company, the Company intends to retain less than 10% of such proceeds for general corporate purposes and to contribute over time the balance of such proceeds to the capital of the insurance and reinsurance subsidiaries to support future growth in their respective businesses.

          In connection with the IPO, XL Capital made a capital contribution to the Company in the form of cash of approximately $22.3 million. In addition, pursuant to an agreement between us and XL Capital we expect XL Capital to make a capital contribution to us of approximately $8.4 million relating to the conversion of certain eligible compensation awarded by XL Capital to SCA employees under its long-term compensation plans. The final amount and timing of such contribution will be determined once a conversion plan is finalized by the managements and boards of directors of SCA and XL Capital. The Company currently expects that the conversion plan will be finalized by the end of the current fiscal year.

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

          Our operating subsidiaries’ liquid assets include substantial U.S. Treasury holdings, short-term investments and readily marketable debt securities. We believe that the operating subsidiaries’ sources of liquidity are adequate to meet their anticipated needs. As of September 30, 2006 and December 31, 2005, the operating subsidiaries on a consolidated basis had readily marketable debt securities and short-term investments with a carrying value of $1.7 billion and $1.3 billion, respectively. At those dates, approximately 99.9% of our operating subsidiaries’ consolidated investment portfolio was rated “A” or higher.

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

          The credit and liquidity facility contains financial covenants that require that SCA at any time (a) prior to August 4, 2008, maintain a minimum net worth of $828.6 million, (b) after August 4, 2008, maintain a minimum net worth equal to the greater of (1) $828.6 million (our net worth, defined as total shareholders’ equity before accumulated other comprehensive income, was approximately $1,345.1 million at September 30, 2006) or (2) an amount equal to 65% of the consolidated net worth as of the end of the then most recent fiscal year or fiscal quarter of SCA for which financial statements shall have been delivered, and (c) maintain a maximum total funded debt-to-total capitalization ratio of 30%. The letter of credit and liquidity facility also contains certain covenants, including restrictions on mergers, acquisitions and other business consolidations; the sale of assets; incurrence of indebtedness; liens on our assets; and transactions with affiliates. In addition, the letter of credit and liquidity facility contains certain customary provisions regarding events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to certain other indebtedness, certain events of bankruptcy and insolvency, material judgments, certain events under the Employee Retirement Income Security Act of 1974, as amended, and changes of control.

     Assumed Reinsurance Collateral Requirements

          In connection with our reinsurance operations, we may be required to post collateral or provide letters of credit in favor of certain of our ceding insurers in order for them to receive reinsurance credit under certain U.S. state laws. In addition, we have the option, under certain reinsurance treaties, to post collateral or letters of credit in favor of our ceding insurers, in the event of a downgrade in our credit rating or other similar ratings event. As of September 30, 2006, we have drawn letters of credit under the facility discussed above for the benefit of primary companies reinsured by us in the amount of $133.1 million. Prior to our IPO, XL Capital had drawn letters of credit under its credit facility with a syndicate of commercial banks for the benefit of primary companies reinsured by us.

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

          As of September 30, 2006 and December 31, 2005, we had $52.7 million and $52.3 million in reinsurance recoverables from our reinsurers relating to specific case reserves. The following table presents, by reinsurer, the amount of our in-force principal exposure ceded to reinsurers as of September 30, 2006 and December 31, 2005:

	As of September 30, 2006		As of December 31, 2005

(in billions, except percentages)	Ceded Par Outstanding	% Of Gross Outstanding	Ceded Par Outstanding	% Of Gross Outstanding

XL RE AM	$0.5	0.43%	$0.3	0.33%
XLI(1)	0.5	0.45%	4.0	4.41%
AAA Companies(2)	2.5	2.11%	2.0	2.21%
AA Companies & others(3)	3.0	2.55%	2.5	2.76%

Total	$6.5	5.54%	$8.8	9.71%

(1)

In connection with the transfer of business from XLI to us as described under “Formation Transactions” in our Registration Statement on Form S-1 (SEC File No. 333-133066) the amount of our in-force principal exposure ceded to XLI was reduced by approximately $3.9 billion.

(2)	“AAA Companies” means those firms that have both an “AAA” rating from S&P and/or an “Aaa” rating from Moody’s.

(3)

“AA Companies and others” means those firms (other than XLI) that have either an “AA” category rating from S&P and/or an “Aa” category rating from Moody’s or have an investment grade rating but do not have a financial enhancement rating from S&P.

     XLFA Soft Capital Facility

          In December 2004, XLFA entered into a put option agreement and an expense reimbursement agreement (the “Asset Trust Expense Reimbursement Agreement”) with Twin Reefs Asset Trust (the “Asset Trust”). The put option agreement provides XLFA with the irrevocable right to require the Asset Trust at any time and from time to time to purchase XLFA’s non-cumulative perpetual Series B preferred shares with an aggregate liquidation preference of up to $200 million. There is no limit to the number of times that XLFA may exercise the put option, redeem the Series B preferred shares from the Asset Trust and exercise the put option again. XLFA is obligated to reimburse the Asset Trust for certain fees and ordinary expenses. To the extent that any Series B preferred shares are put to the Asset Trust and remain outstanding, a corresponding portion of such fees and ordinary expenses will be payable by XLFA pursuant to the asset trust expense reimbursement agreement. The put option agreement is perpetual but would terminate on delivery of notice by XLFA on or after December 9, 2009, or under certain defined circumstances, such as the failure of XLFA to pay the put option premium when due or bankruptcy. The premium payable by XLFA is the sum of certain trustee and investment managers expenses, the distribution of income paid to holders of the pass-through trust securities, less the investment yield on the eligible assets purchased using the proceeds originally raised from the issuance of the pass-through securities. The eligible securities (which are generally high-grade investment securities) are effectively held in trust to be used to fund the purchase of any Series B preferred shares upon exercise of the put. The put option has not been exercised since the inception of the facility.

     XLFA Preferred Share Dividend Requirements

          Pursuant to an agreement with FSAH in April 2006, XLFA restructured the terms of its Series A Redeemable Preferred Shares and changed its bye-laws accordingly. In accordance with the agreement, the participating dividend and redemption provisions of the preference shares were eliminated, the stated value of the preference shares held by FSAH were increased to $54.0 million, and the fixed dividend rate was increased from 5% to 8.25%.

          For the nine months ended September 30, 2006 and 2005, XLFA paid total dividends to the holders of its redeemable preferred shares of $3.7 million and $7.5 million, respectively.

     Commitments

          On October 1, 2006, the Company entered into an agreement with International Business Machines Corporation and various affiliates (“IBM”). Pursuant to the agreement IBM will: (i) provide the Company with all its information technology hardware, (ii) provide all support services to maintain such hardware and provide for efficient disaster recovery, (iii) develop a transition plan for the Company’s systems from its existing hardware to new hardware, and (iv) maintain the Company’s technology at a level that allows the Company to take advantage of technological advances. In consideration for the services the Company is obligated to pay IBM approximately $4.0 million per annum for the five year term of the contract.

Recent Accounting Pronouncements

          In June 2005, at the request of the Securities and Exchange Commission, the FASB added a project to their agenda to review and provide guidance for the accounting for financial guaranty insurance contracts under which it will consider claims liability recognition, premium recognition, and the related amortization of deferred policy acquisition costs. Current accounting literature, specifically FASB Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”), and FASB Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“SFAS 97”), does not specifically address the unique characteristics of accounting for financial guarantee insurance contracts. Consequently, the accounting principles applied by the industry, as well as the Company, have evolved over time and incorporate the concepts of both short-duration and long-duration contract accounting under the provisions of SFAS 60 and SFAS 97, as well as other accounting literature, such as FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”) and Emerging Issues Task Force (“EITF”) Issue No. 85-20, “Recognition of Fees for Guaranteeing a Loan.” The FASB arrived at a tentative decision during the third quarter of 2006 which will form the basis of the forthcoming Exposure Draft. The Company will continue to apply the accounting policies as disclosed in its audited historical consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003 until further guidance is provided by the FASB.

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and addresses issues raised in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of SFAS 155 are: (i) with respect to SFAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to SFAS 140, to eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt SFAS 155 on January 1, 2007 and is currently evaluating the implications of SFAS 155 on its financial statements.

          In April 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to be Considered in Applying FIN 46(R)”, which states that the variability to be considered when applying FIN 46(R) should be based on an analysis of the design of an entity which entails analyzing the nature of the risks in the entity and determining the purpose for which the entity was created and determining the variability the entity is designed to create and pass along to its interest holders. Typically, assets and operations of the entity create the variability (and thus are not variable interests), while liabilities and equity interests absorb that variability (and thus, are variable interests). The role of a contract or arrangement in the design of the entity, regardless of its legal form or accounting classification, shall dictate whether that interest should be treated as creating or absorbing variability for the entity. The Company adopted the guidance in this FSP as of July 1, 2006 and is not expected to have a material effect on our financial condition or results of operations.

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

          In September 2006, the FASB issued proposed FSP FAS 123(R)-e, “Amendment of FASB Staff Position FAS 123(R)-1”, which addresses whether the modification of an instrument in connection with an equity restructuring or a business combination should be considered a modification for purposes of applying FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” The FASB staff has taken the position that for instruments that were originally issued as employee compensation and then exchanged or changed, where the only change is a change to the terms of an award to reflect an equity restructuring or a business combination that occurs when the holders are no longer employees, then no change in the recognition and measurement (due to a change in classification) of these instruments will result if, there is (i) no increase in value to the holders of the instrument or (ii) the exchange or change in the terms of the award is not made in contemplation of an equity restructuring or a business combination and (iii) all holders of the same class of equity instruments (for example, stock options) are treated in a similar manner. These provisions must be applied in the first reporting period beginning after the date the final FSP is posted to the FASB’s website. This guidance is not expected to have a significant impact on the Company’s financial condition or results of operations.

          In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. However, early application is encouraged in any report for an interim period filed after the publication of this guidance. The Company is currently assessing the impact of the adoption of SAB 108. The Company does not anticipate a significant impact as a result of adopting this standard.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 will be effective for interim and annual financial statements issued after January 1, 2008. The Company is currently assessing the impact of the adoption of SFAS 157.

Off-Balance Sheet Arrangements

          As of September 30, 2006 and December 31, 2005, we did not have any significant off-balance sheet arrangements that were not accounted for or disclosed in the consolidated financial statements. See “—Liquidity and Capital Resources—XLFA Soft Capital Facility” above and Note 2 to our Interim Consolidated Financial Statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any Registration Statement, prospectus supplement, the Company’s Annual Report to ordinary shareholders, any proxy statement, any other Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to the Company in general, and to the insurance and reinsurance sectors in particular (both as to underwriting and investment matters). Statements that include the words “expect”, “intend”, “plan”, “believe”, “project”, “anticipate”, “will”, “may”, and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the PSLRA or otherwise. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these factors include, but are not limited to, the following:

•	changes in rating agency policies or practices, including adverse changes to the financial strength or financial enhancement ratings of any or all of our operating subsidiaries;

•	ineffectiveness or obsolescence of our business strategy, due to changes in current or future market conditions or other factors;

•	the performance of our invested assets or losses on credit derivatives;

•	availability of capital (whether in the form of debt or equity) and liquidity (including letter of credit facilities);

•	the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•	increased competition on the basis of pricing, capacity, terms or other factors;

•

greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	developments in the world’s financial and capital markets that adversely affect the performance of our investments and our access to such markets;

•	changes in, or termination of, our ongoing reinsurance agreements with XL Capital or FSAH;

•	changes in regulation or tax laws applicable to us or our customers or suppliers such as our reinsurers;

•	changes in the rating agencies’ views on third-party inward reinsurance;

•	changes in the availability, cost or quality of reinsurance or retrocessions, including a material adverse change in the ratings of our reinsurers or retrocessionaires;

•	changes with respect to XL Capital (including changes in its ratings or its ownership percentage in us) or our relationship with XL Capital;

•	changes that may occur in our operations as we begin operations as a public company;

•	changes in accounting policies or practices or the application thereof;

•	changes in the officers of our company or our subsidiaries;

•	legislative or regulatory developments;

•	changes in general economic conditions, including inflation, interest rates, foreign currency exchange rates and other factors; and

•	the effects of business disruption or economic contraction due to war, terrorism or natural or other catastrophic events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Quantitative and qualitative disclosure regarding our exposures to market risk, as well as our objectives, policies and strategies relating to the management of such risks, is set forth in our Registration Statement on Form S-1 (SEC File No. 333-133066). Our relative sensitivity to changes in fair value from interest rates and equity prices at September 30, 2006 is not materially different from that presented in the aforementioned Registration Statement.

ITEM 4. CONTROLS AND PROCEDURES

          Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

          The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be filed in this report has been made known to them in a timely fashion.

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

10.1

Information Technology outsourcing agreement dated as of October 1, 2006 between Security Capital Assurance Ltd and affiliates thereof and International Business Machines Corporation and affiliates thereof dated September 30, 2006.

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certification

99.1	XL Capital Assurance Inc. and Subsidiary interim consolidated financial statements (unaudited) as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005.

99.2	XL Financial Assurance Ltd. interim financial statements (unaudited) as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL ASSURANCE LTD
(Registrant)

Date: November 14, 2006	/s/ PAUL S. GIORDANO

Paul S. Giordano
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2006	/s/ DAVID P. SHEA

David P. Shea
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)