Form 10-K
period 2006-12-31
Security Capital Assurance Ltd
filed 2007-03-15
CIK 1358164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(441) 294-7448
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

          As of March 13, 2007, there were 64,136,364 outstanding Common Shares, $0.01 par value per share, of the registrant.

SECURITY CAPITAL ASSURANCE LTD

This Annual Report on Form 10-K contains “Forward-Looking Statements” as defined in the Private Securities Litigation Reform Act of 1995. A non-exclusive list of the important factors that could cause actual results to differ materially from those in such Forward-Looking Statements is set forth herein under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Statements.”

PART I

All amounts presented in this part are in U.S. dollars except as otherwise noted.

ITEM 1. BUSINESS

Overview

          We are a Bermuda-domiciled holding company whose operating subsidiaries provide financial guaranty insurance, reinsurance, and other credit enhancement products to the public finance and structured finance markets throughout the United States and internationally. We were formed on March 17, 2006 by XL Capital Ltd (“XL Capital”) in anticipation of contributing its ownership interests in its financial guarantee insurance and financial guarantee reinsurance operating businesses to us and selling an interest in us to the public through an initial public offering of our common shares (the “IPO”). The contribution of the businesses from XL Capital to us occurred on July 1, 2006 and the IPO was consummated on August 4, 2006. The aforementioned operating businesses consisted of: (i) XL Capital Assurance Inc. (“XLCA”) and its wholly-owned subsidiary, XL Capital Assurance (U.K.) Limited (“XLCA-UK”) and (ii) XL Financial Assurance Ltd. (“XLFA”). Prior to the IPO, XLCA was an indirect wholly owned subsidiary of XL Capital and substantially all of XLFA was indirectly owned by XL Capital, except for a $54.0 million preferred stock interest which is owned by Financial Security Assurance Holdings Ltd. (“FSAH”). See Note 5 to our Consolidated Financial Statements elsewhere herein for additional information.

          XL Capital is a public company whose shares are listed on the New York Stock Exchange under the symbol “XL.” XL Capital, through its operating subsidiaries, is a leading provider of insurance and reinsurance coverages and financial products and services to industrial, commercial and professional service firms, insurance companies and other enterprises on a worldwide basis.

          XLCA is an insurance company domiciled in the State of New York and is licensed to conduct financial guarantee insurance business throughout all 50 of the United States, as well as in the Commonwealth of Puerto Rico, the District of Columbia and the U.S. Virgin Islands. In addition, XLCA through its wholly owned subsidiary, XLCA-UK, which is an insurance company organized under the laws of England, is permitted to conduct business in England, Ireland, Spain, France, Portugal, Italy, The Netherlands, Greece, Norway, and Germany. To facilitate distribution of their products, XLCA maintains a branch office abroad in Singapore and XLCA-UK maintains a branch office in Madrid. In addition, XLCA has an office in California. XLCA and XLCA-UK are primarily engaged in providing credit protection through the issuance of financial guarantee insurance policies and credit default swaps. XLCA began writing direct financial guarantee insurance in 2000.

          XLFA is incorporated in Bermuda and is registered as a Class 3 insurer under The Insurance Act of 1978. XLFA is primarily engaged in the business of providing reinsurance of financial guarantee insurance policies and credit default swaps issued by XLCA, subsidiaries of FSAH (see Note 5 to the Consolidated Financial Statements elsewhere herein), and, on a limited basis, certain other non-affiliated triple-A-rated financial guarantee primary insurance companies. XLFA began providing financial guarantee reinsurance in 1999.

          XLCA, XLCA-UK, and XLFA are rated “Aaa” by Moody’s Investors Service, Inc., which we refer to as “Moody’s,” “AAA” by Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc., which we refer to as “S&P,” and “AAA” by Fitch, Inc., which we refer to as “Fitch.” Each of these ratings is the highest applicable rating available from that agency. Ratings are a measure of our subsidiaries’ ability to meet obligations to their policyholders. See “Business – Ratings” elsewhere herein for further information in regard to ratings.

          In connection with our IPO, we issued 18,009,119 common shares at $20.50 per share. Net proceeds to us from the IPO aggregated $341.3 million after underwriting expenses and other issuance costs. After the IPO, a secondary offering of SCA common stock by XL Capital of 4,438,609 common shares, the exercise of the underwriters’ over-allotment option from shares owned by XL Capital of 992,165 common shares and 500,428 restricted share awards to management of SCA, XL Capital’s ownership of our outstanding common shares aggregated 40,696,471 shares or approximately a 63 percent economic interest. However, as a result of limitations on XL Capital’s voting power contained in our Bye-laws, the votes conferred by the common shares owned by XL Capital will not exceed, with respect to elections of directors, 50.1% of the aggregate voting power of all common shares entitled to vote generally at any election of directors or, with respect to any other matter presented to our shareholders for their action or consideration, 47.5% of the aggregate voting power of all common shares entitled to vote on such matter.

Description of Financial Guarantee Insurance and Credit Default Swaps

          Financial guarantee insurance provides an unconditional and irrevocable guarantee to the holder of a financial obligation of full and timely payment of the principal and interest thereon when due. Financial guarantee insurance enhances the credit quality of a financial obligation by adding another potential source of repayment of principal and interest for an investor, namely the credit quality of the financial guarantor. In addition to enhancing the credit quality of a financial obligation, financial guarantee insurance may also enhance the liquidity of the financial obligation and may reduce the price volatility of such a financial obligation for those investors that mark their portfolio to market. From an issuer perspective, all of these benefits can reduce the cost of debt issuance, as the cost of debt in the capital markets, all else being equal, is generally lower for higher credit quality, more liquid and lower price volatility debt instruments.

          Generally, in the event of any default on an insured financial guarantee obligation, payments made pursuant to the applicable insurance policy may not be accelerated by the holder of the insured obligation without the approval of the insurer. While the holder of such an insured obligation continues to receive payments of principal and interest on schedule, as if no default had occurred, and each subsequent purchaser of the obligation generally receives the benefit of such guarantee, the insurer normally retains the option to pay the obligation in full at any time. Also, the insurer generally has recourse against the issuer of the defaulted obligation and/or any related collateral for amounts paid under the terms of the insurance policy as well as pursuant to general rights of subrogation.

          The issuer of an insured obligation generally pays the premium for financial guarantee insurance, either in full at the inception of the policy, as is the case in most public finance transactions, or in periodic installments funded by the cash flow generated by related pledged collateral, as is the case in most asset-backed, structured single risk and pooled debt (CDO’s) transactions. Typically, premium rates paid by an issuer at the inception of a policy are stated as a percentage of the total principal and interest of the insured obligation. Premium rates paid by an issuer in periodic installments are typically stated as a percentage of the total principal of the insured obligation.

          The establishment of a premium rate for a financial guarantee insurance policy for a transaction is determined by some or all of the following factors. Premiums are almost always non-refundable and are invested upon receipt.

•	issuer-related factors, such as the credit strength of the issuer and its sources of income;

•

obligation-related factors, such as the type of an issue, the type and amount of collateral pledged, applicable revenue sources and amounts therefrom, governing restrictive covenants, rating agency capital charges and maturity; and

•

insurer and market-related factors, such as competition, if any, from other credit enhancement providers, investor demand for a certain bond insurer’s guarantee, investor demand for bond insurance and the credit spreads in the market available to pay premiums.

          In addition to financial guarantee insurance products, monoline financial guarantee insurance companies typically also provide customers credit enhancement products in derivative form known as “credit default swaps”. Credit default swaps provide credit protection relating to a particular security or pools of specified securities. Under the terms of a credit default swap, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a referenced security. Credit derivatives typically provide protection to one beneficiary rather than a class of investors.

     Description of Financial Guarantee Reinsurance

          Financial guarantee reinsurance indemnifies a primary insurance company against part or all of the loss that it may sustain under a policy that it has issued. A financial guarantee reinsurer may itself purchase reinsurance, referred to as “retrocessions,” from other reinsurers, thereby syndicating its exposure to risks that have been ceded to it.

          Reinsurance provides an important benefit to ceding companies by, among other benefits, allowing such companies to write greater single risks and greater aggregate risks than would otherwise be permitted under the risk limits and capital requirements applicable to the ceding company, including state insurance laws and rating agency guidelines. U.S. state insurance regulators generally allow ceding companies to record a credit for reinsurance as an asset or as a reduction from liabilities to the extent that they obtain such reinsurance from licensed reinsurers or, subject to certain requirements (including the provision of letters of credit or other security) from unlicensed reinsurers. Similarly, rating agencies generally take into account liability ceded under reinsurance agreements when calculating an insurer’s exposure, with the amount of credit accorded to such reinsurance based on the financial strength rating and, in the case of S&P, the financial enhancement rating, of the relevant reinsurer.

     Financial Guarantee Insurance Markets

          Financial guarantee insurance products are sold in three principal markets: the U.S. public finance market, the structured finance market in the U. S. and the international finance market.

     U.S. Public Finance

          U.S. public finance obligations consist primarily of debt obligations issued by or on behalf of states or their political subdivisions (counties, cities, towns and villages, utility districts, public universities and hospitals, public housing and transportation authorities), other public and quasi-public entities (including non-U.S. sovereigns and subdivisions thereof), private universities and hospitals. These obligations generally are supported by the taxing authority of the issuer, the issuer’s or underlying obligor’s ability to collect fees or assessments for certain projects or public services or revenues from operations. This market also includes project finance obligations, as well as other structured obligations supporting infrastructure and other public works projects, where the underlying credit obligation is from a public source, such as a government or agency. See also “Business –Financial Guarantee In-Force Business” for additional information regarding the nature of debt obligations comprising the U.S. public finance market.

          The following table sets forth the reported volume of new issues of long-term (longer than 12 months) municipal bonds and the volume of new issues of insured long-term municipal bonds over the past six years in the United States:

U.S. Municipal Long-Term Bond Market

(in billions, except percentages)	New Money Financings(1)	Refundings(2)	Total Volume(2)	Refundings as % of Total Volume	Insured Volume(2)	Insured Bonds as % of Total Volume

2000	$181.3	$19.6	$200.9	9.8%	$79.3	39.5%
2001	223.4	64.7	288.1	22.5%	134.3	46.6%
2002	266.3	92.3	358.6	25.7%	178.9	49.9%
2003	288.4	95.2	383.6	24.8%	190.5	49.7%
2004	271.4	88.3	359.7	24.5%	194.9	54.2%
2005	277.6	130.7	408.3	32.0%	233.0	57.1%
2006	308.7	79.0	387.7	20.4%	190.6	49.2%

(1)	New money financings is equal to reported total volume issued minus reported refundings.

(2)	Source: Thomson Financial.

          The percentage of municipal long-term bonds that are insured varies from period to period for several reasons, including the mix of credit ratings of the issuers, interest rates and market credit spreads, financial guarantee price competition and investor demand for insured versus uninsured obligations.

U.S. Structured Finance

          U.S. structured finance obligations consist of all obligations issued in the U.S. which are not public finance obligations. See also “Business –Financial Guarantee In-Force Business” for additional information regarding the nature of debt obligations comprising the U.S. structured finance market.

          The structured finance market for financial guarantors includes collateralized debt obligations (CDOs), which are largely non-public transactions; financings for investor-owned utilities; financings for privately owned or leased infrastructure; asset-backed securities (ABS), which constitute the largest market of publicly offered (including Rule 144a) structured finance obligations and various other types of structured transactions.

          ABS are generally backed by pools of assets, such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value, which are generally held by a special purpose issuing entity. ABS and CDO obligations can be “funded” or “synthetic.” Funded structured finance obligations generally have the benefit of one or more forms of credit enhancement, such as over-collateralization and excess cash flow, to cover credit risks associated with the related assets. Financial guarantors’ participation in synthetic structured finance obligations generally take the form of credit derivatives or credit-linked notes that reference a pool of assets, securities or loans, with a defined deductible to cover credit risks associated with the referenced assets, securities or loans. Because synthetic transactions are private transactions, estimating market size is inherently uncertain.

          The following table sets forth the par value of reported U.S. ABS new issuance volume and the par amount of U.S. ABS insured during the years indicated. This table describes only U.S. ABS issuance and excludes certain private ABS, CDO’s, private sector project finance, and certain other U.S. structured financings:

U.S. Asset-Backed Market

			Insured ABS
	Total ABS		as a %
	New Issuance	Insured ABS	of Total
(in billions)	Volume(1)	Obligations	ABS Volume

2000	341.3	71.0	20.8%
2001	471.3	89.6	19.0%
2002	627.1	107.3	17.1%
2003	801.1	60.2	7.5%
2004	1,018.9	95.1	9.3%
2005	1,415.7	88.3	6.2%
2006	1,480.2	80.8	5.5%

(1)	Source: Asset-Backed Alert.

     International

          Over approximately the last ten years, non-U.S. or international opportunities in the financial guarantee industry have increased. These opportunities principally are: (i) international public finance and structured securities, including ABS and CDO’s (both funded and synthetic) (ii) investor-owned utilities in areas where the regulatory framework is supportive and (iii) public/private partnership transactions as described below.

          A number of countries have established, or are expected to establish, regulatory regimes for the sale of public assets to the private sector. These programs are known generally as public/private partnerships, which we refer to as “PPPs,” and provide a mechanism for funding major capital investments in public infrastructure. The U.K.-based Private Finance Initiative, which we refer to as the “PFI,” is widely viewed to be the first example of a broad, government supported PPP program. PFI-type programs are expected to support the sale of government-owned assets in other European countries. A PPP program will typically provide for a government entity to pay fees to the concessionaire in consideration for operating and maintaining the infrastructure asset.

          The financing of infrastructure utility, and transportation assets in Europe and other countries has provided, and is expected to continue to provide, growth opportunities for the bond insurance industry.

Our Products

          We offer our clients a full range of financial guarantee products through our financial guarantee insurance and financial guarantee reinsurance operating segments. Our financial guarantee insurance segment offers financial guarantee insurance policies and credit default swaps. Our financial guarantee reinsurance segment reinsures financial guarantee policies and credit default swaps issued by other monoline financial guarantee insurance companies.

          The following sets forth certain information about the business we write in our operating segments:

Information About Our Operating Segments

          For management and reporting purposes, the Company’s business is organized in two operating segments: financial guarantee insurance and financial guarantee reinsurance. Our financial guarantee insurance segment reflects the results of all direct business produced by us net of any ceded reinsurance relating to such business. Our financial guarantee reinsurance segment reflects the results of all business assumed by us from affiliates of FSAH and third-party insurers, as well as any ceded reinsurance relating to such business. Further information about our operating segments is discussed below. See also Managements Discussion and Analysis of Financial Condition and Results of Operations and Note 4 to the Consolidated Financial Statements elsewhere herein for additional information with regard to our operating segments.

     Financial Guarantee Insurance Segment

          U.S. Public Finance – We participate in most segments of the public finance market. As of December 31, 2006, $46.1 billion or 42% of our consolidated net par outstanding represented insurance of public finance obligations.

          U.S. Structured Finance – We are an active participant in the U.S. structured finance market, particularly in ABS and CDOs. As of December 31, 2006, $12.9 billion or 10.9% of our consolidated net par outstanding represented insurance of ABS (largely securities backed by pools of mortgages and auto loans) and $23.5 billion or 19.9% of our consolidated net par outstanding represented insurance of CDOs. We also provide guarantees on a variety of other synthetic and funded obligations in the U.S. structured finance market, most notably guarantees of debt of investor owned utilities, structured life insurance obligations, debt of privately owned or leased infrastructure assets and, through our bank deposit program, excess deposit insurance for the obligations of certain rated U.S, banks.

          International Finance – The most significant portion of our international business is guaranteeing the debt of essential public infrastructure and transportation projects, often under PPP programs, as well as debt of utilities located in jurisdictions with strong regulatory regimes, such as the U.K., Australia and New Zealand. We are also active in guaranteeing both synthetic and funded CDOs and ABS. We insure international public finance obligations, which are often structured transactions, as well as future flow securities, which are funded transactions generally in emerging market countries structured to minimize the related sovereign risk by utilizing cash flows generated from outside the relevant country to repay the debt we guarantee. As of December 31, 2006, $6.8 billion or 5.8% of our consolidated net par outstanding represented insurance of debt backed by essential public infrastructure and transportation projects located outside the U.S.; $4.7 billion or 4.0% represented insurance of debt of utilities outside of the U.S.; and $7.4 billion or 6.3% of our consolidated net par represented insurance of other obligations originated either completely or predominately outside of the U.S. Our international business comprises $18.9 billion or 16.0% of our net par insured debt outstanding, with the largest concentration in the U.K with $7.6 billion or 6.4% of our net par insured debt outstanding. See “— Consolidated Financial Guarantee In-Force Business by Geographic Area” for a breakdown of our international exposures.

          The following sets forth certain information with respect to business production in our financial guarantee insurance segment:

          Management uses Adjusted Gross Premiums (which equals, for any period, the sum of: (i) upfront premiums written in such period, (ii) current installment premiums due on business written in such period and (iii) expected future installment premiums on contracts written during such period that remain in-force and for which there is a binding obligation on the part of the insured to pay the future installment premiums, discounted at 7%) to evaluate new business production for our financial guarantee insurance business. Adjusted Gross Premium is a measure that is not in accordance with generally accepted accounting principles (“GAAP”). Such measures are known as non-GAAP measures. For a reconciliation of Adjusted Gross Premiums to total premiums written, as reported in our consolidated financial statements prepared in accordance with GAAP presented elsewhere herein, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Measures Used by Management to Evaluate Operating Performance.” The following table sets forth this measure by product line for each of the periods presented:

Adjusted Gross Premiums

	Year Ended December 31,

(in millions)	2006	2005	2004

U.S. Public finance	$140,276	$92,042	$84,799
U.S. Structured finance	206,842	104,063	116,311
International finance	167,027	145,865	65,560

Total	$514,145	$341,970	$266,670

          Adjusted Gross Premiums in our financial guarantee insurance segment increased between 2004 and 2005, and between 2005 and 2006, across most of our product lines notwithstanding a continued tight credit spread environment. This increase was a result of increased market penetration, as well as a lengthening in the average maturity of new business written. All other factors remaining constant, an increase in the maturity of business written will increase Adjusted Gross Premiums because a given level of premiums is received for a longer duration.

     Financial Guarantee Reinsurance Segment

          Within the financial guarantee reinsurance segment, we provide reinsurance for both affiliated and unaffiliated financial guarantee insurance companies, which we refer to as “primary companies,” for the same range of obligations for which we provide insurance through our financial guarantee insurance segment. Rating agency constraints restrict XLFA from providing reinsurance to non-affiliated third-party companies to an aggregate of 5% of XLFA’s total reinsured par outstanding. In addition to these rating agency restrictions on non-affiliated third-party reinsurance, we believe that our third-party reinsurance underwriting policies are more restrictive than those of the financial guarantee industry generally. As of December 31, 2006, $8.4 billion or 92% of our assumed net par outstanding represented reinsurance provided to FSA and unaffiliated primary companies.

          Management also uses Adjusted Gross Premiums, as defined above, to evaluate new business production for our financial guarantee reinsurance business. The following table sets forth Adjusted Gross Premiums in our financial guarantee reinsurance segment by product line for each of the periods presented:

	Year Ended December 31,

(in millions)	2006	2005	2004

U.S. Public finance	$1,914	$1,134	$3,218
U.S. Structured finance	1,200	25,819	6,999
International finance	38,802	26,898	18,088

Total	$41,916	$53,851	$28,305

          Adjusted Gross Premiums in our financial guarantee reinsurance segment decreased 22.2% in 2006 as compared to 2005, primarily as a result of a large structured finance transaction that closed in 2005. Large transactions are part of our reinsurance business and consequently new business opportunities will vary between periods.

          Adjusted Gross Premiums in our financial guarantee reinsurance segment were $53.9 million in 2005, an increase of 90.5% as compared to 2004, primarily the result of a large structured single risk transaction underwritten in 2005, increased asset-backed business from one third-party primary insurer, and cessions from a new relationship with a triple-A-rated primary insurer that started in 2005.

The following table sets forth our financial guarantee reinsurance segment net reinsured par outstanding by source as of each of the dates presented below:

	December 31,

(in millions, except percentages)	2006		2005		2004

FSA	$6,545	71.5%	$5,520	69.3%	$5,821	75.0%
Other triple-A-rated primaries	1,873	20.5%	1,661	20.8%	905	11.7%
XLI(1)	730	8.0%	792	9.9%	1,035	13.3%

Total	$9,148	100.0%	$7,973	100.0%	$7,761	100.0%

(1) Includes transactions where we guarantee obligations of XL Insurance (Bermuda) Ltd (“XLI”), a wholly owned subsidiary of XL Capital to a client of XLI that requires a triple-A-rated guarantee in addition to the “A+” or “Aa3”-rated guarantee provided by XLI and transactions entered into by XLI prior to XLCA’s entry into the financial guarantee insurance industry.

          Except for the reinsurance that we provide to XLI, we generally only reinsure triple-A-rated financial guarantee primary monoline insurance companies. We believe that such firms maintain higher underwriting and surveillance standards than double-A financial guarantee companies or multi-line insurers that only intermittently insure credit risks. However, as previously discussed, we are limited by the rating agencies in the amount of reinsurance that we can provide to non-affiliated third-party companies and, consequently, the growth rate we can achieve in our non-affiliated third-party reinsurance business is limited.

Financial Guarantee In-Force Business

          Set forth below is certain information with regard to our insured and reinsured in-force business.

     Consolidated financial guarantee portfolio by operating segment

          The following table sets forth our net insured and reinsured par outstanding by operating segment:

	December 31,

(in millions, except percentages)	2006		2005		2004

Financial Guarantee Insurance	$108,864	92.2%	$73,918	90.3%	$59,173	88.4%
Financial Guarantee Reinsurance	9,148	7.8%	7,973	9.7%	7,761	11.6%

Total	$118,012	100.0%	$81,891	100.0%	$66,934	100.0%

     Consolidated financial guarantee portfolio by product line

          The following table sets forth our net insured and reinsured par outstanding by product line as of December 31 for the years presented:

	As of December 31,

(in millions)	2006	2005	2004

U.S. Public Finance
Direct	$46,106	$31,300	$21,153
Reinsurance	2,140	2,370	2,356

Total Public Finance	48,246	33,670	23,509
U.S. Structured Finance
Direct	48,905	34,503	33,153
Reinsurance	2,003	2,323	2,350

Total Structured Finance	50,908	36,826	35,503
International Finance
Direct	13,853	8,116	4,867
Reinsurance	5,005	3,279	3,055

Total International Finance	18,858	11,395	7,922

Total net par outstanding	$118,012	$81,891	$66,934

     Consolidated financial guarantee portfolio by size of underlying policies and contracts

          The following table sets forth our insured and reinsured net par outstanding as of December 31, 2006 by size of underlying policies and contracts (multiple policies written for the same issuer have not been aggregated):

(in millions, except policies and percentages)	Number of Policies	Percent of Total

Net Par Exposure:
$0 - $24	3,059	77.3%
$25 - $49	319	8.1%
$50 - $74	166	4.2%
$75 - $99	106	2.7%
$100 - $199	192	4.8%
$200 - $299	61	1.5%
$300 - $399	21	0.5%
$400 - $499	18	0.5%
$500 - $599	5	0.1%
$600 - $699	3	0.1%
$700 - $799	3	0.1%
$800 - $899	1	0.0%
$900 - $999	1	0.0%
≥ $1,000	3	0.1%

Total	3,958	100.0%

>
Consolidated financial guarantee portfolio by type of insured obligation and information regarding concentrations of exposure

          U.S. Public finance obligations. We provide guarantees of the payment of principal and interest on a number of different types of public finance obligations. As of December 31, 2006, U.S. public finance obligations made up 41% of our total net par outstanding. These obligations include the following:

          General obligation & appropriation— General obligation bonds are supported by the full faith and credit of the obligated government entity and legally require taxes or other revenues to be raised as needed to repay debt. Also included are certain lease revenue bonds that are general fund obligations of a municipality or other governmental authority, which are subject to annual appropriation or abatement. Projects that are financed by such bonds ordinarily include real estate or equipment serving an essential public purpose. Bonds in this category also include moral obligation bonds issued by municipalities or governmental authorities, which are backed by the pledge, as opposed to the legal obligation, of a state government to appropriate funds in the event of a default thereunder.

          Utilities—These include the obligations of every type of municipal utility and include electric, water and sewer utilities and resource recovery revenue bonds. Issuing utilities may be organized in various forms, including municipal enterprise systems, authorities or joint-action agencies.

          Transportation—These include obligations relating to airports, bridges, parking, mass transit systems and ports as well as publicly owned toll roads located in the United States and related revenue bonds.

          Non-ad valorem—These are obligations that are backed by specific revenue streams, such as those provided by receipts of sales tax, gas and motor vehicle registration tax, excise tax, hotel/motel tax or other types of taxes.

Higher education—These are obligations of private institutions of higher education.

          Other—These obligations include pre-insured public finance bonds involving “double trigger” transactions in which the underlying obligation is already guaranteed by another financial guarantee primary insurer, obligations that provide funding for public housing, certain privatized residential and office properties that involve public sector tenants or are otherwise wholly or partially supported by public funding, including by the issuance of tax-exempt debt, and other forms of revenue secured bonds.

          The following table sets forth our U.S. public finance insured and reinsured net par outstanding by type of obligation as of the dates indicated:

	December 31,

(in millions)	2006	2005	2004

General obligation & appropriation	$21,161	$14,710	$9,215
Utilities	9,232	6,896	5,221
Transportation	6,330	3,891	3,391
Non-ad valorem	5,349	3,512	2,348
Higher education	5,071	3,769	2,142
Other	1,103	892	1,192

Total net par outstanding	$48,246	$33,670	$23,509

          The table below sets forth our five largest financial guarantee U.S. public finance insurance and reinsurance exposures by type and by net par outstanding as a percentage of our total net par outstanding as of December 31, 2006:

(in millions, except percentages)	Net Par Outstanding	Percent of Total Net Par Outstanding	S&P Rating(1)

General obligation	$1,198	1.0%	AA-(2)
General obligation	968	0.8%	A+(3)
General obligation & Non-ad valorem	906	0.8%	AA-(4)
Utilities	814	0.7%	A
Transportation	720	0.6%	A

Total of five largest exposures	$4,606	3.9%

(1)	See “—Ratings.”

(2)	$35 million of this exposure is rated BBB, $15 million of this exposure is rated A+, $26 million of this exposure is rated AA.

(3)	$5 million of this exposure is rated BBB+, $10 million of this exposure is rated BBB, $554 million of this exposure is rated A, $47 million of this exposure is rated AAA.

(4)	$67 million of this exposure is rated BBB, $214 million of this exposure is rated A+, $0.2 million of this exposure is rated A

The following table sets forth our ten largest state insurance and reinsurance exposures for U.S. public finance transactions as of December 31, 2006:

(in millions, except percentages)	Net Par Outstanding as of December 31, 2006	Percent of Total Public Finance Net Par Outstanding

California	$10,171	21.1%
New York	5,156	10.7%
Texas	2,762	5.7%
Illinois	2,362	4.9%
Pennsylvania	2,042	4.2%
Florida	1,964	4.1%
New Jersey	1,892	3.9%
Alabama	1,782	3.7%
Massachusetts	1,678	3.5%
Wisconsin	1,470	3.0%

Total of ten largest state exposures	$31,279	64.8%

U.S. Structured finance obligations. We provide guarantees of the payment of principal and interest on a number of different types of structured finance obligations. As of December 31, 2006, U.S. structured finance obligations made up 43% of our total net par outstanding. We originate both U.S. structured finance transactions and international transactions through one or more of our six product groups:  CDOs, Consumer ABS, Commercial ABS, Power & Utilities, Global Infrastructure and Specialized Risk.  For U.S. Structured Finance, these obligations are divided into Pooled Debt Obligations which are generally originated by the CDO group, Consumer ABS, Financial Products generally originated by the Specialized Risk group, Power & Utility, Commercial ABS, and Other, which constitute U.S. transactions that are non-public finance transactions and which do not fall into one of the other U.S. structured finance categories listed above.

          Pooled debt obligations—These include both synthetic and funded collateralized debt obligations (CDOs), including collateralized bond obligations (CBOs), collateralized loan obligations (CLOs) and collateralized fund obligations (CFOs).  The collateral is generally pooled and held by a special purpose entity which then issues multiple tranches of debt. These tranches of debt have ratings ranging from triple-A and higher down to layers of risk that are rated triple-B and lower.  We generally guarantee the most senior, or risk remote, tranches of debt, in most cases rated at least triple-A or “super-senior”, meaning having collateral backing the tranche of debt in excess of the amount needed to obtain a triple-A rating.

Consumer ABS- These include the following obligations: Consumer mortgages, Automotive loans and leases, and credit cards.

          Consumer mortgages—These include obligations backed by prime and sub-prime first and second lien home mortgages and home equity loans and lines of credit. Credit support is provided by the cash flows generated by the underlying obligations, as well as by the value of the property being financed, and in certain cases, reserve funds.

          Automotive loans—These include obligations backed by prime, near-prime and sub-prime pools of consumer auto loans. Credit support is generally provided by the cash flows generated by the underlying obligations, as well as by the value of the automobiles being financed, and in certain cases, reserve funds.

          Credit cards—These include obligations backed by prime and non-prime consumer credit card programs. Credit support is provided by the cash flows generated by the underlying obligations, and in certain cases, reserve funds.

Financial Product- These include the following obligations: Financial Product/Insurance, Bank deposit insurance and Guaranteed Investment Contracts.

          Financial/insurance—These primarily involve closed block and embedded value life insurance transactions, as well as certain other structured transactions where the ultimate risk is to a financing or insurance company but is not a Consumer ABS or Commercial ABS transaction.

          Bank deposit insurance—These include bank deposits with maturities of generally less than one year. The primary purpose of these obligations is to provide bank deposit insurance to municipal customers and other customers who, by law or regulation, cannot maintain deposits at deposit taking financial institutions unless separate insurance is arranged for deposit amounts in excess of the $100,000 insured by the Federal Deposit Insurance Corporation.

          Guaranteed investment contracts—These include municipal guaranteed investment contracts, which we refer to as “GICs,” and non-municipal GICs. We entered into a program agreement with an affiliate, XL Asset Funding I LLC (“XLAF”), pursuant to which we agree to guarantee the municipal GICs issued by XL Asset Funding I LLC. Under this program, XLAF is restricted to investing the proceeds from GICs that it issues in certain eligible investments which must comply with certain portfolio maturity, credit, diversification, and marketability guidelines. At December 31, 2006, the total gross par value of municipal GICs that we guaranteed was $3.9 billion.

          Power & Utilities—These include obligations backed by investor-owned electrical and gas utilities, oil and gas pipelines and gas distribution systems. This category also includes structured transactions involving the electric and gas utility industry, including project financings.

          Commercial ABS—These include obligations backed by a variety of commercial exposures, including dealer floor plan financing, intellectual property, franchises and small business loans. Commercial ABS obligations also include debt backed by fleets of rental cars, which are often, but not always, supported by buy-back guarantees from the relevant car manufacturers. Credit support is provided by the cash flows generated by the underlying obligations, as well as by the value of the property or equipment being financed and, in certain cases, reserve funds.

          Other structured finance—Other structured finance exposures in our portfolio include bonds or other securities backed by assets that generally do not fall into one of the five categories described above, including equipment loans and leases, enhanced equipment trust certificates, trade receivables and asset-backed pre-insured obligations involving “double trigger” transactions in which the underlying obligation is already guaranteed by another financial guarantee primary insurer. This category also includes debt of privately owned or leased infrastructure located within the U.S.

          The following table sets forth our U.S. structured finance insurance and reinsurance net par outstanding by type as of the dates indicated:

	December 31,

(in millions)	2006	2005	2004

Pooled Debt Obigations	$23,480	$13,631	$9,109
Consumer ABS	10,240	9,398	14,065
Financial Product	6,070	5,374	3,732
Power & Utilities	5,184	4,113	3,736
Commercial ABS	2,674	2,034	3,843
Other	3,260	2,276	1,018

Total net par outstanding	$50,908	$36,826	$35,503

          The table below sets forth our five largest financial guarantee U.S. structured finance insurance and reinsurance exposures by net par outstanding as a percentage of our total net par outstanding as of December 31, 2006:

(in millions, except percentages)	Net Par Outstanding	Percent of Total Net Par Outstanding	S&P Rating(1)

Pooled Debt Obligation	$1,261	1.1%	AA
Pooled Debt Obligation	1,234	1.0%	AAA
Pooled Debt Obligation	1,076	0.9%	AAA
Pooled Debt Obligation	1,059	0.9%	AAA
Consumer ABS	1,054	0.9%	BBB

Total of five largest exposures	$5,684	4.8%

(1)	See “—Ratings.”

The following table sets forth our five largest aggregate ABS seller servicer insurance and reinsurance concentrations by net par outstanding as of December 31, 2006:

(in millions, except percentages)	Net Par Outstanding	Percent of Total Net Par Outstanding	S&P Rating(1)

Seller servicer #1	$4,319	3.6%	A
Seller servicer #2	1,386	1.2%	BBB+
Seller servicer #3	1,142	1.0%	BBB
Seller servicer #4	676	0.6%	BBB-
Seller servicer #5	525	0.4%	B+

Total of five largest seller servicers	$8,048	6.8%

(1)	S&P Rating of ultimate parent of seller servicer. See “—Ratings.”

          International Finance We provide guarantees of the payment of principal and interest on a number of different types of international finance obligations. As of December 31, 2006, international finance obligations made up 16% of our total net par outstanding. Our international transactions are divided into eight categories: Power & Utility, originated by the Power & Utility group; Infrastructure, originated by the Global Infrastructure group; Transportation, originated by the Global Infrastructure group; Pooled Debt Obligations, originated by the CDO group; Future Flow, originated by the Specialized Risk group; Financial Products, generally originated by the Specialized Risk group; Consumer ABS, originated by the Consumer ABS group; and Other, which may be originated by any of the six product groups.

          Power & Utilities –These generally are obligations of privately and publicly owned regulated water, gas and electric utilities located outside of the U.S., primarily in the U.K., Australia and New Zealand. This also includes structured transactions involving power and energy.

          Infrastructure – These consist of essential public infrastructure such as schools, hospitals and government buildings which in most cases are being designed, built, operated and financed under a PPP project finance scheme. The majority of our infrastructure guarantees are of obligations originated in the U.K., though we have guaranteed Infrastructure projects in Canada, Australia and Spain.

Transportation—These are generally international obligations relating to toll roads, airports, bridges, mass transit and parking facilities.

          Pooled debt obligations –These consist of CDOs, in synthetic or funded form, where the collateral is primarily or substantially originated outside of the U.S. The liabilities for international Pooled Debt Obligations guaranteed by XLCA are generally denominated in currencies other than U.S. Dollars.

          Future flow—These are obligations backed by hard currency funds, usually generated by overseas entities that flow through offshore trust accounts to service the debt of companies located in emerging markets. These hard currency funds relate to the sale of certain commodity products, such as oil or iron ore, or hard currency credit card remittances or bank wire transfer payments. The funds backing the guaranteed future flow transaction are remitted directly to the offshore trust account instead of to the emerging market company which has sold the relevant goods or services for which hard currency payment is being made. With the support of liquidity facilities, debt service reserves and other forms of credit support, these transactions are often able to “pierce the sovereign ceiling” such that a particular obligation can obtain a higher rating than that assigned to the foreign debt obligations of the country in which an emerging market company resides.

          Financial products—These consist of other financial products, such as Financial/Insurance, Bank deposit insurance and GICs, all as described in “—U.S. Structured finance obligations”, where the underlying assets are located substantially outside of the U.S. or where the obligation guaranteed is denominated in a currency other than U.S. Dollars.

          Other—Other international finance exposures in our portfolio include bonds or other securities backed by assets that generally do not fall into one of the six categories described above, including pre-insured obligations involving “double trigger” transactions in which the underlying obligation is already guaranteed by another financial insurer and other types of generally international obligations, including international public finance transactions.

          The following table sets forth our international finance insurance and reinsurance net par outstanding by type as of the dates indicated:

	December 31,

(in millions)	2006	2005	2004

Power & Utilities	$4,664	$2,893	$1,406
Infrastructure	3,905	1,205	284
Transportation	2,876	1,838	1,312
Pooled Debt Obligations	1,714	1,048	1,202
Future Flow	1,672	2,131	1,212
Financial Products	890	842	893
Consumer ABS	475	371	594
Other	2,662	1,067	1,019

Total net par outstanding	$18,858	$11,395	$7,922

          The table below shows our five largest international finance insurance and reinsurance exposures by type and by net par outstanding as a percentage of our total net par outstanding as of December 31, 2006:

(in millions, except percentages)	Net Par Outstanding	Percent of Total Net Par Outstanding	S&P Rating(1)

Power & Utilities	$1,021	0.9%	BBB
Infrastructure	690	0.6%	BBB	-
Infrastructure	665	0.5%	BBB	(2)
Infrastructure	540	0.5%	BBB	-
Pre-insured	485	0.4%	AAA

Total of five largest exposures	$3,401	2.9%

(1)	See “—Ratings.”

(2)	$40 million of this exposure is rated BBB- and $625 million of this exposure is rated A-

     Consolidated Financial Guarantee In-Force Business by S&P Rating

          The following table sets forth our financial guarantee insurance and reinsurance portfolio as of the dates indicated by S&P rating category:

(in millions, except percentages)	Net Par Outstanding December 31, 2006	Percent of Total Net Par Outstanding	Net Par Outstanding December 31, 2005	Percent of Total Net Par Outstanding

S&P Rating Category(1):
AAA	$34,559	29.3%	$22,697	27.7%
AA	17,846	15.1%	10,640	13.0%
A	35,226	29.9%	27,185	33.2%
BBB	29,889	25.3%	20,962	25.6%
Below investment grade	492	0.4%	407	0.5%

Total	$118,012	100.0%	$81,891	100.0%

(1)

If unrated by S&P, an internal assessment of underlying credit quality is used to assign a rating category for purposes of this table and calculation of the weighted average S&P rating. See “—Ratings.” At December 31, 2006, the weighted average S&P credit rating of the obligations that we guarantee was “A+.”

     Consolidated Financial Guarantee In-Force Business by Geographic Area

          The following table sets forth the geographic distribution of our consolidated net par insurance and reinsurance exposure as of the dates indicated by country:

(in millions, except percentages)	Net Par Outstanding December 31, 2006	Percent of Total Net Par Outstanding	Net Par Outstanding December 31, 2005	Percent of Total Net Par Outstanding

S&P Rating Category(1):
United States(2)	$99,155	84.0%	$70,560	86.1%
United Kingdom	7,644	6.5%	3,537	4.3%
Australia	1,936	1.7%	803	1.0%
Multi-jurisdictional(1)	1,671	1.4%	1,414	1.6%
Spain	858	0.7%	601	0.7%
Canada	838	0.7%	555	0.7%
Chile	831	0.7%	459	0.6%
New Zealand	726	0.6%	558	0.7%
Turkey	693	0.6%	670	0.8%
Mexico	599	0.5%	640	0.8%
Norway	491	0.4%	56	0.1%
Italy	461	0.4%	74	0.1%
France	450	0.4%	430	0.5%
Japan	423	0.4%	303	0.4%
Brazil	335	0.3%	253	0.3%
Portugal	269	0.2%	252	0.3%
Egypt	189	0.2%	143	0.2%
Ireland	162	0.1%	—	0.0%
Guatemala	125	0.1%	125	0.2%
El Salvador	96	0.1%	161	0.2%
Panama	35	0.0%	51	0.1%
Costa Rica	15	0.0%	169	0.2%
Luxembourg	10	0.0%	—	0.0%
Jamaica	—	0.0%	72	0.1%
Korea, Republic of	—	0.0%	5	0.0%
Germany	—	0.0%	—	0.0%

Total(2)	$118,012	100.0%	$81,891	100.0%

(1)	Involves exposure to at least two international jurisdictions.

(2)

At December 31, 2006 and 2005, $1.1 and $0.9 million respectively, represented exposures in the Commonwealth of Puerto Rico, which constitutes less than 1.3% of each of United States and total exposure at such dates.

          Historically, our country limits have been set together with the XL Capital group global limitations for exposure among the entire XL Capital group of companies using a value at risk approach based on the internal or rating agency rating of a country and the type of transaction involved. We manage our exposure within these limits using retrocessions to XLI and to third parties where possible.

Information with Regard to Business Conducted in Non-U.S. Dollar Denominated Currencies

          We primarily conduct our business in the United States, however, some of our clients are companies located in Europe, including the United Kingdom, as well as Latin America, Australia and New Zealand. For the years ended December 31, 2006, 2005 and 2004, gross premiums written in currencies other than U.S. dollars were $7.3 million, $40.1 million and $15.8 million, respectively. For the years ended December 31, 2006, 2005 and 2004, reinsurance premiums assumed in currencies other than U.S. dollars was $2.1 million, $8.5 million and $1.5 million, respectively. As of December 31, 2006, the aggregate net par outstanding of all exposures not denominated in U.S. dollars was less than 0.7% of our total net par outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Fluctuation.”

Underwriting Procedures

          The underwriting, operations and risk management guidelines, policies and procedures of our insurance and reinsurance subsidiaries are tailored to their respective businesses, providing multiple levels of credit review and analysis. Our strategy is to provide financial guarantee insurance and reinsurance only for credit risks that we deem to be investment grade. Generally, we receive a confirmation from Moody’s and S&P that each obligation we guarantee is investment grade. We have developed underwriting procedures that enable us to conduct our own, independent assessment of risk for each obligation that we guarantee. Exposure limits and underwriting criteria are established, as appropriate, for sectors and asset classes.

          Each transaction passing an initial underwriting review, intended to test the desirability of the proposed exposure, is assigned to a team including relevant underwriting and legal personnel. Each transaction is further screened for characteristics that require an accounting review. In such cases, finance personnel review the proposed exposure for compliance with applicable accounting standards and investment guidelines. The underwriting team reviews the structure of the transaction, and the underwriter reviews credit issues pertinent to the particular line of business. In our financial guarantee line, particularly for ABS, CDO and other transactions dependent on structured cash flows for repayment of debt, underwriters generally apply computer-based models to stress test cash flows in their assessment of the risk inherent in a particular transaction. For reinsurance transactions, stress model results may be provided by the primary insurer. Stress models may also be developed internally by our underwriting department and reflect both empirical research as well as information gathered from third parties, such as rating agencies, investment banks or servicers. The structure of a transaction is also scrutinized from a legal perspective by in-house and, where appropriate, external counsel, and specialty legal expertise is consulted when our legal staff deems it appropriate.

          Upon completion of underwriting analysis, the underwriter prepares a formal credit report that is submitted to an underwriting committee for review. We will not commit to assume any risk until the risk has been approved by the appropriate underwriting committee, or subcommittee to which authority has been delegated by the main underwriting committee.

          Our reinsurance business is underwritten separately from our primary insurance business. Our reinsurance underwriting policy is to keep primary insurer information confidential, including from other primary insurers, whether a third-party or not, as is consistent with industry practice and our reinsurance transactions are underwritten by our Bermuda staff. Surveillance of reinsurance transactions is also separate from our primary insurance operation. These separate underwriting, separate surveillance and general confidentiality policies are intended to address concerns of current and potential clients.

          XLCA insures obligations both in the U.S. and internationally within three major categories: U.S. public finance, U.S. structured finance and international. The following is a summary of each category and notes the major risk factors. Each risk is addressed through our underwriting process prior to offering insurance on a transaction. We limit our par exposure to each obligor based on its credit rating and type of asset.

     Public Finance

          Public finance obligations generally fall into two major categories: general obligation bonds and revenue bonds. General obligation bonds are supported by the full faith and credit of the obligated government entity and legally require taxes or other revenues to be raised as needed to repay debt. Credit quality depends on the strength and diversity of the underlying economy. Risks include economic decline, natural disasters and political changes that could reduce revenue collections. Historical financial performance, debt and reserve levels, specific legal restrictions and quality of management are also factors that determine credit quality. Revenue bonds comprise a wide spectrum of obligations issued by governmental entities or non-profit organizations that are payable from a specified revenue source, including most obligations categorized as utilities, transportation, non-ad valorem, higher education and other. Examples are bonds backed by sales, gas or other special taxes and obligations issued by airports, toll roads, utilities and universities. Levels of required debt service coverage are dependent upon the historic performance of revenues, whether the entity has rate setting flexibility and expectations of future performance. Risks include the factors cited for general obligation debt but may, in addition, include risks such as operating costs, utilization rates and competitive pressures.

     Structured Finance

          Included within this category are U.S. transactions underwritten by XLCA’s non-public finance business production groups: Commercial ABS, Consumer ABS, CDOs, Power and Utilities, Global Infrastructure and Specialized Risks.

          Asset-Backed Securities

          ABS, underwritten by XLCA’s Commercial ABS and Consumer ABS groups in conjunction with appropriate officers of the underwriting department, generally encompass three types of risk: (1) asset quality, or the underlying performance of the assets; (2) structure, or the legal safeguards that protect against loss; and (3) operational risk, or the performance of a servicer that affects cash flow. Typical assets for Consumer ABS transactions are mortgages, auto loans and credit cards. Typical assets for Commercial ABS transactions are commercial assets such as rental cars, equipment leases and a variety of receivables. Generally, the amount of credit protection required with respect to a particular asset-backed security depends on the historical performance of the asset class and the assets actually included in the proposed transaction. Future performance expectations are determined from historical performance as well as the social, political and economic factors affecting the underlying assets and the asset class. In order to protect the insurer from poor asset performance and asset volatility, appropriate credit enhancement levels are required based on a multiple of expected performance. In addition, asset-backed securities are usually designed to protect the insurer from the potential bankruptcy risk of the seller/servicer.

          Pooled debt obligations include CDOs, CLOs, or collateralized loan obligations, and collateralized fund obligations, which we refer to as “CFOs.” Pooled debt obligations are underwritten by XLCA’s CDO group, in conjunction with appropriate underwriting department officers including, in most instances, specialized personnel focusing on quantitative analysis. There are generally five distinct forms of risks associated with these obligations: (1) default risk of the underlying assets; (2) structural risk pertaining to asset investment guidelines and to cash flow priorities for the different classes of debt; (3) asset manager risk, related to the performance by an asset manager during the reinvestment period; (4) interest rate risk, due to its potential effect on excess spread; and (5) market risk, due to risks stemming from exposure to diversified equity, debt, currency and interest rate markets over an extended period. Generally, the default risk is assessed by the historic performance of the assets underlying the transaction. Adequacy of the structural enhancements and subordination is determined from the ability of the transaction to withstand projections of stressed default and recovery rates as well as market risks such as adverse interest rate movements. The asset manager’s expertise and past performance are important considerations in the underwriting process. Conclusions are then drawn about the amount of over-collateralization or other structural enhancement necessary in a particular transaction in order to protect the investors (and therefore the guarantor) against poor asset performance. In addition, structured investment products are designed to protect investors from the bankruptcy or insolvency of the manager of the underlying assets.

Power & Utilities:

          Obligations guaranteed in this sector include secured and unsecured debt of investor owned electric, gas and water utilities, though the majority of exposure is to electric utilities. In addition, structured transactions involving project finance structures for electric and gas utilities are also included in this sector. As well as evaluating the adequacy of cash flows and collateral in a wide variety of stress situations, underwriting in this sector focuses on the strength, adequacy and consistency of the relevant regulatory environment.

Financial Products:

These include Financial/Insurance, the bank deposit program and GICs.

          Financial/Insurance transactions, generally involving the securitization of current and sometimes future life insurance policies, have three fundamental risks which are evaluated in a wide variety of projected stress scenarios: mortality risk, or the risk that the level of payout on the policies being securitized is higher than anticipated; lapse risk, or the risk that insureds will choose not to renew their policies and thus not pay their premiums; and investment risk, or the risk that the insurance premium proceeds will generate less investment income than anticipated. The underwriting team on Financial/Insurance transactions, which is headed by members of the Specialized Risk group, includes consultants with a life actuarial background. In underwriting Financial/Insurance transactions, the team analyses mortality, lapse and investment risks to determine the appropriateness of the transaction for XLCA.

          Underwriting for our bank deposit program focuses on the credit-worthiness of the banks whose deposits are proposed for insurance. The underwriting team, headed by members of our Specialized Risk group and including credit officers with extensive experience in bank and financial institution credit analysis, focuses on the financial strength of a proposed bank and in particular the probability of it remaining solvent over the full tenor of the obligations to be insured, which in most cases is one year or less. Because XLCA retains the right to cancel its insurance at any time for any reason on short notice, generally 30 days or less, analysis focuses on the probability of a proposed bank remaining solvent over the longest maturing deposit being insured.

     XLCA’s GIC program is currently limited to insuring GICs provided by XL Asset Funding (XLAF), which generally has focused on providing GICs to municipal and other public finance funders. Pursuant to a program agreement between XLCA and XLAF, each guarantee issued by XLCA is secured by the proceeds held by XLAF in exchange for the issuance of the related GIC. XLAF, under the terms of the program agreement, is restricted to investing the proceeds from the sale of the relevant GIC, insured by XLCA, in certain eligible investments which must comply with certain portfolio maturity, credit, diversification and marketability guidelines.

Other:

     This includes infrastructure transactions, described below in “--International,” as well as transactions not included in the categories set forth above, such as whole business securitizations and other financings that do not fall within the major categories of Structured Finance. Underwriting for these transactions uses the same general principles, namely a focus on the adequacy of cash flows and collateral in a variety of stress conditions. In addition, for each transaction the responsible product origination group works closely with the relevant underwriting department officers to identify unique or unusual risks which need to be analysed fully before a proposed obligation is insured.

International

          International credits will generally present the same risks as above with the additional focus on specific local laws and regulations as well as the financial and political risks related to the sovereign entity. Currency exposure, if any, is generally guaranteed by or transferred to another entity through hedging or a currency swap. For each of Pooled Debt Obligations, Power & Utilities, Consumer ABS, and Financial Products, the descriptions of the underwriting procedures set forth above in “--Structured Finance” apply to International as well, except that these categories in an international context require analysis of local law and regulation as well as any financial or political risks relating to the relevant sovereign entity or entities, as the case may be.

Infrastructure and Transportation:

These obligations are generally those of a private non-governmental entity and are funded on a project finance basis. They include PPP and PFI financings, as described in “-- International Finance -- Infrastructure” as well as other financings for essential public infrastructure facilities such toll roads, airports, government buildings, schools and housing. Risks to infrastructure and transportation projects can include construction, demand, concession restrictions, performance of private parties responsible for operating the financed project asset, competition from other related facilities and, in general, costs as compared to revenues. Underwriting of infrastructure and transportation projects, whether or not part of an overall PPP or PFI plan, focuses on the adequacy of projected cash flow coverage, revenue flexibility and the reasonableness of the expectations of future performance.

Future Flow:

These transactions, as described in “ -- International Finance -- Future Flow,” are structured to allow an issuer to “pierce the sovereign ceiling” of the country in which the company benefiting from the financing is located. This means in most cases that a given transaction will obtain a rating higher than the foreign currency rating of the related sovereign. In addition to evaluating the adequacy of projected cash flows to service the guaranteed obligation in a variety of stressed situations, the underwriting teams analyse the strength of the related sovereign and attempt to determine its financial, political and ratings stability over the life of the proposed future flow transaction.

Other:

This includes international transactions which are not within the Power & Utilities, Infrastructure, Transportation, Pooled Debt Obligations, Future Flow or Financial Products categories. For example, all asset-backed deals originated by the Commercial ABS groups that involve sponsors or issuers outside of the U.S. are within this category.

Pricing

          We use an internally-developed pricing model on a deal-by-deal basis to evaluate the return on equity implied by quoting a given premium rate. As one input, the pricing model requires a capital charge, which is an estimate of a deal’s worst case loss severity provided to us by S&P. This capital charge, together with the exposure and maturity characteristics of the deal, an allocated expense load and the quoted premium rate, is used to derive an estimate of required allocated capital and an implied return on that capital. We review the assumptions used by our pricing model periodically and make adjustments as are deemed appropriate.

          We use our pricing model as one basis for assessing the adequacy of pricing, but our pricing decisions are also influenced by the value we believe our guarantee provides to the issuer, our expectations of competitive behavior and other market factors.

Risk Management

          Our risk management personnel are responsible for transactional and treaty surveillance, insured portfolio management, risk syndication and claims administration. Risk management, in consultation with the chief underwriting officer, sets risk limits for each line of business and designates those risks which are to be excluded from our reinsurance treaty assumptions. Tailored surveillance strategies have been developed for each type of exposure, depending upon the credit risk inherent in the exposure, with a view to determining credit trends in the insured book and making recommendations on portfolio management and risk mitigation strategies, to the extent appropriate.

          We may also seek to mitigate the risk inherent in our exposures through the purchase of third-party reinsurance or retrocessions, and also periodically purchase derivative contracts to alleviate all or a portion of this risk.

     Direct Businesses

          We conduct surveillance procedures to closely track risk aggregations and monitor performance of each risk. For municipal risk, we have review schedules for each credit dependent on the underlying rating of the credit and the revenue type. Credits perceived to have greater risk profiles are reviewed more frequently than other credits or classes of credits which historically have had few defaults. In the event of credit deterioration of a particular exposure, we review the credit more frequently and take remedial action as permitted by the terms of the transaction.

          For structured securities, we generally collect data, often monthly or quarterly, and compare actual default and delinquency statistics to those generated by our models. To the extent that a transaction is performing materially below expectations, we seek to take steps to mitigate the potential for loss. Such steps may include meetings with servicers, re-evaluation of loan files and, in the most extreme cases, removal of the servicer.

          We have created computerized models to track performance of certain other large direct business lines including CDOs and credit derivatives on corporate debt. These systems incorporate risk tracking tools such as credit spreads and ratings which are obtained from third parties and incorporated into computerized risk tracking systems.

     Reinsurance Businesses

          Our risk management personnel take steps to help ensure that the primary insurer is managing risk pursuant to the terms of the applicable reinsurance agreement. To this end, we conduct periodic audits of ceding companies. We may conduct additional surveillance audits during the year, at which time underwriting, surveillance and claim files of the ceding company are reviewed.

Credit Monitoring

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

          Our surveillance department focuses its review on monitoring the lower rated bond sectors. It tracks performance monthly to try to ensure that covenants have not been breached. Once a covenant is breached we may have the right to put the transaction into rapid amortization so that all cash flow generated from that transaction is used to pay down principal and stay current with interest. Typically, we review periodically servicing and trustee reports to help track coverage levels, enhancement levels, delinquency levels, loss frequency, loss severity and total losses and compare these performance metrics with the metrics that were made available at the time the transaction was closed. If losses are above projections we will analyze the reasons for the deviation. In some cases it may be an indication of servicing problems where loans are delinquent and are not put into foreclosure in time to maximize recovery. Typically, once per year we audit servicers of loans and other assets supporting our insured obligations to better understand their servicing practices and to identify potential servicing problems, if any. Management believes that this is an important safeguard, as servicers are required to indemnify us against failure to adhere to the servicing standards set forth in the servicing agreements.

          Our surveillance department also analyzes whether a claim on our policy is probable. In some cases, we will engage an outside consultant with appropriate expertise in the underlying collateral assets and respective industries to assist management in examining the underlying collateral and determining the projected loss frequency and loss severity. In such case, we will use that information to run a cash flow model which includes enhancement levels and debt service to determine whether a claim is probable, possible or not likely.

          The activities of our surveillance department are integral to the identification of specific credits that have experienced deterioration in credit quality and the assessment of whether losses on such credits are probable, as well as any estimation of the amount of loss expected to be incurred with respect to such credits. Closely monitored credits are divided into four categories: (i) Special Monitoring List—investment grade credits where a covenant or trigger may be breached or is close to being breached and warrants closer monitoring; (ii) Yellow Flag List—credits that we determine to be non-investment grade but a loss or claim is unlikely; (iii) Red Flag List—credits where we do not expect an ultimate loss but a claim is possible but not probable; and (iv) Loss List—credits where we have either paid a loss or expect to suffer a loss and have recorded a case reserve. Out of over 2,500 credits in our in-force portfolio only 17 credits are in one of the four above categories. Credits that are not closely monitored credits are considered to be fundamentally sound, normal risk. Our management establishes reserves for losses and loss adjustment expenses following consultation with our Loss Reserve Committee, which is comprised of senior members of management, including senior management of our surveillance department. See “—Risk Management” for further definition and discussion of credits designated as closely monitored credits. Both qualitative and quantitative factors are used in establishing such reserves. In determining the reserves, management considers all factors in the aggregate, and does not attribute the reserve provisions or any portion thereof to any specific factor. See “—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for further information regarding our reserves for losses and loss adjustment expenses.

          The following table presents our consolidated financial guarantee insurance and reinsurance net par outstanding by internal credit monitoring category as of December 31, 2006 and December 31, 2005.

	As of December 31, 2006		As of December 31, 2005

(in millions, except percentages)	Net Par Outstanding	Percent of Net Par Outstanding	Net Par Outstanding	Percent of Net Par Outstanding

Fundamentally sound, normal risk	$117,318	99.4%	$80,573	98.4%
Closely monitored credits:
Special monitoring	558	0.5%	692	0.8%
Yellow flag	3	0.0%	229	0.3%
Red flag	37	0.0%	58	0.1%
Loss list(1)	96	0.1%	339	0.4%

Subtotal	694	0.6%	1,318	1.6%

Total	$118,012	100.0%	$81,891	100.0%

(1) The change in net par outstanding on the loss list from December 31, 2005 to December 31, 2006 was primarily due to: (i) an indemnification provided to us by XL Capital in connection with our IPO of an insured project financing, and (ii) the early retirement of a mortgage securitization – See Notes 13(a) and 13(c) to the Consolidated Financial Statements for a more detailed explanation.

Investments

          See “—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments” for further information regarding our investments.

Ratings

          As of December 31, 2006, our insurance and reinsurance subsidiaries have been assigned the following insurance financial strength ratings (which are the highest ratings used by each respective rating agency):

	Moody’s	S&P	Fitch

XLCA	Aaa	AAA	AAA
XLFA	Aaa	AAA	AAA

          These ratings reflect only the views of the respective rating agencies and are subject to revision or withdrawal at any time. A financial strength rating is an opinion regarding the financial security characteristics of an insurance or reinsurance organization with respect to an insurer’s ability to pay under its insurance policies and contracts in accordance with their terms. The opinion is not specific to any particular policy or contract. Financial strength ratings do not refer to an insurer’s ability to meet non-insurance or non-reinsurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by an insurer or to buy, hold, or sell any security issued by an insurer or any parent company of any insurer or reinsurer.

          The major rating agencies have developed and published rating guidelines for rating financial guarantee insurers and reinsurers. The financial strength ratings assigned by S&P, Moody’s and Fitch are based upon factors relevant to policyholders and are not directed toward the protection of investors in our common shares. The rating criteria used by the rating agencies in establishing these ratings include consideration of the sufficiency of capital resources to meet projected growth (as well as access to such additional capital as may be necessary to continue to meet applicable capital adequacy standards), a company’s overall financial strength, business plan and strategy, and demonstrated management expertise in financial guarantee and traditional reinsurance, credit analysis, systems development, marketing, capital markets and investment operations.

          For example, S&P considers an AAA rating to be “Extremely Strong”, an AA rating to be “High-Grade, High Credit Quality”, A+ and A ratings to be “Upper-Medium Grade”, a BBB rating to be “Medium Grade”, a BBB– rating to be “Lower Medium Grade” and a BB+ rating to be “Low Grade, Speculative.” The AAA, AA, A+, A, BBB, BBB– and BB+ ratings are the first, third, fifth, sixth, ninth, tenth and eleventh highest of S&P’s 20 ratings categories, respectively.

Business Locations

          We conduct our European business through XLCA-UK, a wholly-owned subsidiary of XLCA that is licensed to write financial guarantee insurance in the U.K. XLCA-UK operates a branch office in Madrid, Spain. In addition, XLCA has a branch office in Singapore and we may establish offices in additional countries in the future.

          We coordinate strategy for and underwrite all of our primary business on a global basis, with our key business managers and credit risk officers based in New York. We believe this global approach results in a consistent approach to underwriting and credit risk management wherever we conduct business.

Competition

          Our principal competitors in the market for financial guarantees are Ambac Financial Group, Inc., (“Ambac”), FGIC Corporation (“FGIC”), Financial Security Assurance Inc., (“FSA”) and MBIA Inc., (“MBIA”), which are larger than we are, as well as recent entrants CIFG and Assured Guaranty, each of which has “AAA” and “Aaa” ratings from S&P and Moody’s (except for Assured Guaranty, which has a “Aa1” rating from Moody’s). Banks, hedge funds, smaller and lower-rated financial guarantee insurance companies and multiline insurers and reinsurers also participate in the broader credit enhancement market. The principal competitive factors are: (1) premium rates; (2) conditions precedent to the issuance of a policy related to the structure and security features of a proposed bond issue; (3) the financial strength ratings of the guarantor; and (4) the quality of service and execution provided to issuers, investors and other clients of the issuer. Financial guarantee insurance also competes domestically and internationally with other forms of credit enhancement, including the use of senior and subordinated tranches of a proposed structured finance obligation and/or over-collateralization or cash collateral accounts, as well as more traditional forms of credit support.

          Our competitors in the market for reinsurance of financial guarantees include Assured Guaranty Re Ltd., RAM Reinsurance Company Ltd., Channel Reinsurance Ltd., BluePoint Re Limited and Radian Asset Assurance Inc., as well as several multiline insurance companies. We also compete directly and indirectly with providers of certain credit default swaps and other alternative transaction structures that may be a more attractive alternative to traditional financial guarantee reinsurance. Primary financial guarantee companies choose reinsurance providers based upon several factors, including overall financial strength, financial strength ratings by the major rating agencies, financial enhancement rating (which determines capital relief under the S&P capital model), single risk capacity, level of service quality and in some cases whether or not the reinsurer or its affiliate competes with the primary company. In addition, issuers may choose to divide large transactions among several primary insurers, reducing or eliminating the need for reinsurance. Primary insurers may also choose to reinsure transactions with other primary insurers directly, also reducing or eliminating the need for reinsurance. We are currently the only financial guarantee reinsurer with triple-A ratings from each of Moody’s, S&P & Fitch.

Regulation

     General

          The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. XLCA is primarily subject to New York insurance regulations. As a Bermuda reinsurer, XLFA operates under a relatively less intensive regulatory regime than certain of its competitors that are located elsewhere.

     United States

          XLCA is a monoline financial guarantee insurance company with a Triple-A financial strength rating and is incorporated under the laws of the State of New York. XLCA currently is licensed to write insurance business in, and is subject to the insurance regulation of and supervision by, all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Singapore. XLCA-UK is a wholly-owned subsidiary of XLCA.

          Article 69 of the New York Insurance Law. XLCA is licensed to provide financial guarantee insurance under Article 69 of the New York Insurance Law. Article 69 defines financial guarantee insurance to include any guarantee under which loss is payable upon proof of occurrence of financial loss to an insured as a result of certain events. These events include the failure of any obligor on or any issuer of any debt instrument or other monetary obligation to pay principal, interest, premium, dividend or purchase price of or on such instrument or obligation when due. Article 69 limits both the aggregate and individual risks that XLCA may insure on a net basis based on the type of obligations insured. Under Article 69, XLCA is permitted to transact financial guarantee insurance, surety insurance and credit insurance and such other kinds of business to the extent necessarily or properly incidental to the kinds of insurance which XLCA is authorized to transact. In addition, XLCA is empowered to assume or reinsure the kinds of insurance described above.

          Insurance Holding Company Regulation. XLCA is subject to the insurance holding company laws of New York. These laws require XLCA to register with the New York Insurance Department and to furnish annually financial and other information about the operations of companies within its holding company system. Generally, all transactions among companies in the holding company system to which any insurance company subsidiary is a party (including sales, loans, reinsurance agreements and service agreements) must be fair and, if material or of a specified category, such as service agreements, require prior notice and approval or non-disapproval by the insurance department where the applicable subsidiary is domiciled.

          Change of Control. Before a person can acquire control of a U.S. domestic insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the applicant’s plans for the management of the domestic insurer, the applicant’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving us that some or all of our stockholders might consider to be desirable, including in particular unsolicited transactions.

          State Insurance Regulation. State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including licensing these companies to transact business, accrediting reinsurers, admitting assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, regulating investments and dividends, and, in certain instances, approving policy forms and related materials and approving premium rates. State insurance laws and regulations require XLCA to file financial statements with insurance departments everywhere it is licensed, authorized or accredited to conduct insurance business, and its operations are subject to examination by those departments at any time. XLCA prepares statutory financial statements in accordance with Statutory Accounting Practices, or SAP, and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their state, generally once every three to five years. Market-conduct examinations generally are carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners.

          Financial examinations are conducted by the state of domicile of the insurer. The New York Insurance Department, the regulatory authority of the domiciliary jurisdiction of XLCA, conducts a periodic examination of insurance companies domiciled in New York at least once every five years. During 2003, the New York Insurance Department completed its examination of XLCA for the period from January 1, 1999 though December 31, 2002. The report on the examination does not contain any materially adverse findings.

          The terms and conditions of reinsurance agreements generally are not subject to regulation by any U.S. state insurance department with respect to rates. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

          New York State Dividend Limitations. Under New York Insurance Law, a New York-domiciled insurer may not declare or distribute shareholder dividends during any 12-month period that would exceed the lesser of (a) 10% of policyholders’ surplus, as shown by the most recent statutory financial statement on file with the New York Superintendent or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the New York Superintendent approves a greater dividend based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings. Moreover, a New York-domiciled insurer may not declare or distribute any dividends except out of earned surplus. Currently, XLCA has negative earned surplus and is unable to declare or distribute dividends. In connection with our IPO, XLCA and XLFA have each agreed with certain of the rating agencies that, until the second anniversary of the IPO each will not declare or grant dividends on its common stock without the prior written consent of those ratings agencies, other than to fund certain parent holding company operating expenses and debt service requirements and to fund dividends on our preferred stock and “nominal” dividends on our common stock.

          Contingency Reserves. Under New York Insurance Law, XLCA must establish and maintain a contingency reserve to protect policyholders against the effects of excessive losses occurring during adverse economic cycles. This reserve is established by quarterly contributions of unassigned surplus and is reflected in XLCA’s statutory financial statements. The total reserve required is calculated as the greater of 50% of premiums written or a specified percentage applied to the insured outstanding principal, net of collateral and reinsurance. Such specified percentage varies by the type of outstanding principal. Contributions to the contingency reserve may be released after such reserve has been in existence for forty quarters unless an earlier withdrawal is approved by the Superintendent of Insurance pursuant to the New York Insurance Law.

          Investments. XLCA is subject to laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain asset categories, such as below investment grade debt securities, equity real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by XLCA complied with such regulations as of December 31, 2006. In addition, any investment must be approved by the insurance company’s board of directors or a committee thereof that is responsible for supervising or making such investment.

          Operations of Our Non-U.S. Insurance Subsidiaries. The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by unlicensed or non-accredited insurers and reinsurers. XLCA-UK is not admitted to do business in the United States. We do not intend that XLCA-UK will maintain offices or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction in the United States where the conduct of such activities would require it to be admitted or authorized.

          In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the United States governing “credit for reinsurance” which are imposed on their ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the ceding company’s state of domicile is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves ceded to the reinsurer. The great majority of states, however, permit a credit on the statutory financial statement of a ceding insurer for reinsurance obtained from a non-licensed or non-accredited reinsurer to the extent that the reinsurer secures its reinsurance obligations to the ceding insurer by providing a letter of credit, trust fund or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances, and others impose additional requirements that make it difficult to become accredited.

     Bermuda

          Bermuda Insurance Regulation—The Insurance Act 1978 and Related Regulations. Bermuda’s Insurance Act 1978, as amended, and related regulations, which we refer to as the Insurance Act, which regulates the insurance business of XLFA, provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (“BMA”). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. It is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose at any time.

          The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.

          An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the BMA on matters connected with the discharge of the BMA’s functions, and subcommittees thereof supervise, investigate and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

          The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards, as well as auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

          Classification of Insurers. The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation and Class 3 insurers subject to the next strictest regulation. As XLFA has been incorporated to conduct financial guarantee insurance and reinsurance, it has been registered as a Class 3 insurer in Bermuda and will be regulated as such under the Insurance Act.

          Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative upon reaching the view that there is a likelihood of the insurer (for which the principal representative acts) becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to immediately notify the BMA and to make a report in writing to the BMA within 14 days setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or other ratio.

          Cancellation of Insurer’s Registration. The BMA, on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or a belief on the part of the BMA that the insurer has not been carrying on business in accordance with sound insurance principles, may cancel an insurer’s registration.

          Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer. These statements must be filed annually with the BMA. The independent auditor of the insurer must be approved by the BMA and may be the same person or firm that audits the insurer’s financial statements and reports for presentation to its shareholders.

          Loss Reserve Specialist. As a Class 3 insurer, XLFA is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions. The loss reserve specialist will normally be a qualified casualty actuary and must be approved by the BMA.

          Annual Statutory Financial Statements. An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements, which include, in statutory form, a balance sheet, income statement, a statement of capital and surplus, and notes thereto. The insurer is required to give detailed information and analysis regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act, which may be prepared in accordance with GAAP. An insurer is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA or the Registrar of Companies.

          Annual Statutory Financial Return. XLFA is required to file with the BMA a statutory financial return no later than four months after its financial year end, unless specifically extended. The statutory financial return includes, among other things, a report of the approved independent auditor on the statutory financial statements of the insurer, a general business solvency certificate, the statutory financial statements themselves and the opinion of the loss reserve specialist. The principal representative and at least two directors of the insurer must sign the solvency certificate. The directors are required to certify whether the minimum solvency margin has been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

          Minimum Solvency Margin and Restrictions on Dividends and Distributions. The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin.

          XLFA is registered as a Class 3 insurer under the Insurance Act and, as such:

•	XLFA is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

	•	$1,000,000,

	•	20% of net premiums written up to $6,000,000 plus 15% of net premiums written over $6,000,000, and

	•	15% of loss and other insurance reserves;

•

XLFA is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio, or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. If XLFA has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year;

•	XLFA is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements.

          Minimum Liquidity Ratio. The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, and reinsurance balances receivable.

          There are certain categories of assets, which, unless specifically permitted by the BMA, do not qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates, and real estate and collateral loans.

          The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

          Supervision, Investigation and Intervention. The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interest of the insurer’s policyholders or potential policyholders. In order to verify or supplement information otherwise provided to the inspector, the BMA may direct an insurer to produce documents or information relating to matters connected with the insurer’s business.

          If it appears to the BMA that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may direct the insurer: (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain, or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments, and/or (7) to limit its premium income.

          Disclosure of Information. In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to the inspector. Further, the BMA has been given powers to assist other regulatory authorities with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether co-operation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

          Bermuda Companies Act. Under the Companies Act, a Bermuda company may not declare and pay a dividend or make a distribution out of contributed surplus, defined under the Companies Act, if there are reasonable grounds for believing that such company is, and after the payment will be, unable to pay its liabilities as they become due or that the realizable value of such company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. The Companies Act also regulates and restricts the reduction and return of capital and paid-in share premium, including repurchase and redemption of shares, and imposes minimum issued and outstanding share capital requirements. In addition, XLFA has undertaken not to declare or grant dividends on its common shares without the prior written consent of each of the ratings agencies until the earlier of December 31, 2006 and the date on which all of these rating agencies cease to provide a “AAA” rating to XLFA. XLFA has agreed with certain of the rating agencies that, until the second anniversary of the IPO that it will not declare or grant dividends on its common stock without the prior written consent of those ratings agencies, other than to fund certain parent holding company operating expenses and debt service requirements and to fund “nominal” dividends on our common stock.

          Certain other Bermuda law considerations. Although XLFA is incorporated in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to its non-resident status, XLFA may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on its ability to transfer funds, other than funds denominated in Bermuda dollars, inside and outside of Bermuda or to pay dividends to U.S. residents that are holders of our common shares.

          Under Bermuda law, “exempted” companies, meaning companies that are exempted from certain provisions of Bermuda law that stipulate that at least 60% of a particular company’s equity must be beneficially owned by Bermudians, are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an “exempted” company, XLFA may not, except pursuant to a license or consent granted by the Minister of Finance, participate in certain business or other transactions, including: (1) the acquisition or holding of land in Bermuda, except for land that is held by way of lease or tenancy agreement, is required for its business and is held for a term not exceeding 50 years, or that is used to provide accommodation or recreational facilities for XLFA’s officers and employees and held with the consent of the Bermuda Minister of Finance for a term not exceeding 21 years, (2) the taking of mortgages on land in Bermuda to secure a principal amount in excess of $50,000, unless the Minister of Finance consents to such higher amount, and (3) the carrying on of business of any kind or type for which XLFA is not duly licensed in Bermuda, except in certain limited circumstances, such as doing business with another exempted undertaking in furtherance of XLFA’s business carried on outside Bermuda.

          XLFA is not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation. Bermuda companies pay, as applicable, annual government fees, business fees, payroll tax and other taxes and duties. See “Certain Tax Considerations—Taxation of SCA and Subsidiaries—Bermuda.”

          Special considerations apply to our Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is granted or extended only if an employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate is available who meets the minimum standards for the relevant position. The Bermuda government has announced a policy that places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed key employees. Currently, all of our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government.

     United Kingdom

          General. Since December 1, 2001, the regulation of the financial services industry in the United Kingdom has been consolidated under the Financial Services Authority, which we refer to as “FSA UK.” In addition, the regulatory regime in the United Kingdom must comply with certain European Union, which we refer to as “EU,” directives binding on all EU member states.

          The FSA UK is the single statutory regulator responsible for regulating the financial services industry in the U.K., and has the authority to oversee the carrying on of “regulated activities” (including deposit taking, insurance and reinsurance, investment management and most other financial services), with the purpose of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. It is a criminal offense for any person to carry on a regulated activity in the U.K. unless that person is authorized by the FSA UK and has been granted permission to carry on that regulated activity, or otherwise falls under an exemption to such regulation.

          The insurance business in the United Kingdom falls into two main categories: long-term insurance (which is primarily investment-related) and general insurance. It is not possible for an insurance company to be authorized in both long-term and general insurance business. These two categories are both divided into “classes” (for example: permanent health and pension fund management are two classes of long-term insurance; damage to property and motor vehicle liability are two classes of general insurance). Under the Financial Services and Markets Act 2000, which we refer to as “FSMA,” effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the U.K., constitutes a “regulated activity” requiring authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.

          XLCA-UK has obtained authorization from the FSA to effect and carry out certain classes of non-life insurance, specifically: classes 14 (credit), 15 (suretyship) and 16 (miscellaneous financial loss). This scope of permission is sufficient to enable XLCA-UK to effect and carry out financial guarantee insurance and reinsurance.

          XLCA-UK insurance business is subject to close supervision by the FSA UK. The FSA UK currently is seeking to strengthen its requirements for senior management arrangements, systems and controls of insurance and reinsurance companies under its jurisdiction and intends to place an increased emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the United Kingdom. There are a number of proposed changes to the FSA UK’s rules that will affect insurance and reinsurance companies authorized in the U.K. For example, the FSA UK currently is in consultation on a number of proposals, including the regulation of the sale of general insurance, insurance mediation, capital adequacy and proposals aimed at ensuring adequate diversification of an insurer’s or reinsurer’s exposures to any credit risks of its reinsurers. Changes in the scope of the FSA UK’s regulation may have an adverse impact on the potential business operations of XLCA-UK.

          Supervision. The FSA UK carries out the prudential supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, review of accountants’ reports, visits to insurance companies and regular formal interviews.

          The FSA UK has adopted a risk-based approach to the supervision of insurance companies. Under this approach, the FSA UK periodically performs a formal risk assessment of insurance companies or groups carrying on business in the U.K. which varies in scope according to the risk profile of the insurer. The FSA UK performs its risk assessment by analyzing information which it receives during the normal course of its supervision, such as regular prudential returns on the financial position of the insurance company, or which it acquires through a series of meetings with senior management of the insurance company. After each risk assessment, the FSA UK will inform the insurer of its views on the insurer’s risk profile. This will include details of any remedial action that the FSA UK requires and the likely consequences if this action is not taken.

          Solvency Requirements. The Interim Prudential Sourcebook for Insurers requires that insurance companies maintain a margin of solvency at all times in respect of any general insurance undertaken by the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin is set out in the Interim Prudential Sourcebook for Insurers, and for these purposes, all of the insurer’s assets and liabilities are subject to specified valuation rules. Failure to maintain the required solvency margin is one of the grounds on which the wide powers of intervention conferred upon the FSA UK may be exercised.

          To the extent that the amount of premiums for such classes exceeds certain specified minimum thresholds, each insurance company writing property, credit and other specified categories of insurance or reinsurance business is required by the Interim Prudential Sourcebook for Insurers to maintain an equalization reserve for the financial years ending on or after December 23, 1996 calculated in accordance with the provisions of the Interim Prudential Sourcebook for Insurers.

          These solvency requirements have recently been amended in order to implement the EU’s “Solvency I” directives. These new rules came into effect on January 1, 2004.

          In addition, an insurer (other than a company conducting only reinsurance business) is required to perform and submit to the FSA UK a solvency margin calculation return in respect of its ultimate parent. This return is not part of an insurer’s own solvency return and hence will not be publicly available. Although there is no requirement that the parent solvency calculation show a positive result, the FSA UK is required to take action where it considers that the solvency of the insurance company is or may be jeopardized due to the group solvency position. Further, an insurer is required to report in its annual returns to the FSA UK all material related party transactions (for example, intragroup reinsurance, whose value is more than 5% of the insurer’s general insurance business amount). However, the FSA UK has published proposals for the implementation of the EU’s Financial Groups Directive, which includes a requirement for insurance groups to hold an amount of capital indicated in the calculation of the parent company’s solvency margin at the European Economic Area parent level for the financial years beginning in 2005. The purpose of these proposals is to prevent leveraging of capital arising from involvements in other group insurance firms. The FSA UK has stated that it will phase in these proposals. Given the current structure of the group of which XLCA-UK is a member, regulatory obligation does not apply to XLCA-UK’s parent, because it is incorporated in New York.

          Restrictions on Dividend Payments. U.K. company law prohibits XLCA-UK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA UK requires the maintenance of each insurance company’s solvency margin within its jurisdiction. The FSA UK’s rules require XLCA-UK to notify the FSA UK of any proposed or actual payment of a dividend that is greater than forecast in the business plans submitted with their respective applications for authorization. Any such payment or proposal could result in regulatory intervention. In addition, the FSA UK requires authorized insurance companies to notify it in advance of any significant dividend payment.

          Reporting Requirements. U.K. insurance companies must prepare their financial statements under the Companies Act of 1985, as amended, which requires the filing with Companies House of audited financial statements and related reports. In addition, U.K. insurance companies are required to file regulatory returns with the FSA UK, which include a revenue account, a profit and loss account and a balance sheet in prescribed forms. Under the Interim Prudential Sourcebook for Insurers, audited regulatory returns must be filed with the FSA UK within two months and 15 days of the financial year end (or three months where the delivery of the return is made electronically).

          Supervision of Management. The FSA UK closely supervises the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified “controlled functions” within a regulated entity must be approved by the FSA UK.

          Change of Control. FSMA regulates the acquisition of “control” of any U.K. insurance company authorized under FSMA. Any company or individual that (together with its or his or her associates) directly or indirectly acquires 10% or more of the shares in a U.K.-authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired “control” for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his or her shareholding or voting power in either.

          Under FSMA, any person proposing to acquire “control” of a U.K. authorized insurance company must give prior notification to the FSA UK of its intention to do so. The FSA UK then has three months to consider that person’s application to acquire “control.” In considering whether to approve such application, the FSA UK must be satisfied that the acquirer is a “fit and proper” person to have “control” and that the interests of consumers would not be threatened by such acquisition of “control.” “Consumers” in this context includes all persons who may use the services of the authorized insurance company. Failure to make the relevant prior application could result in action being taken by the FSA UK.

          Intervention and Enforcement. The FSA UK has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. FSMA imposes on the FSA UK statutory obligations to monitor compliance with the requirements imposed by FSMA, and to enforce the provisions of FSMA-related rules made by the FSA UK. The FSA UK has power, among other things, to enforce and take disciplinary measures in respect of breaches of both the Interim Prudential Sourcebook for Insurers and breaches of the conduct of business rules generally applicable to authorized persons.

          The FSA UK also has the power to prosecute criminal offenses arising under FSMA, and to prosecute insider dealing under Part V of the Criminal Justice Act of 1993, and breaches of money laundering regulations. The FSA UK’s stated policy is to pursue criminal prosecution in all appropriate cases.

          “Passporting.” EU directives allow XLCA-UK to conduct business in EU states other than the United Kingdom in compliance with the scope of permission granted these companies by FSA UK without the necessity of additional licensing or authorization in other EU jurisdictions. This ability to operate in other jurisdictions of the EU on the basis of home state authorization and supervision is sometimes referred to as “passporting.” Insurers may operate outside their home member state either on a “services” basis or on an “establishment” basis. Operating on a “services” basis means that a company conducts permitted businesses in the host state without having a physical presence there, while operating on an establishment basis means that a company has a branch or physical presence in the host state. In both cases, a company remains subject to regulation by its home regulator, and not by local regulatory authorities, although such company nonetheless may have to comply with certain local rules. In addition to EU member states, Norway, Iceland and Liechtenstein (members of the broader European Economic Area) are jurisdictions in which this passporting framework applies. XLCA-UK intends to operate on a passport basis throughout the EU.

          Fees and Levies. XLCA-UK is subject to FSA UK fees and levies based on XLCA-UK’s gross premiums written. The FSA UK also requires authorized insurers to participate in an investors’ protection fund, known as the Financial Services Compensation Scheme, which we refer to as the “FSCS.” The FSCS was established to compensate consumers of financial services, including the buyers of insurance, against failures in the financial services industry. Individual policyholders and small businesses may be compensated by the FSCS when an authorized insurer is unable, or likely to be unable, to satisfy policyholder claims. XLCA-UK has not and does not expect to write any insurance business that is protected by the FSCS.

Employees

          As of December 31, 2006, we had approximately 160 employees. None of our employees is subject to a collective bargaining agreement.

ITEM 1A. RISK FACTORS

Risks Related to Our Company

A downgrade of our financial strength or financial enhancement ratings from triple-A would materially adversely affect our business and, consequently, our results of operations and financial condition.

          The maintenance of our triple-A ratings is essential for us to continue to operate in the triple-A financial guarantee insurance and reinsurance markets. As of December 31, 2006, our financial guarantee insurance and reinsurance subsidiaries have been assigned a “AAA” (Extremely Strong) financial strength rating from S&P, a “Aaa” (Exceptional) financial strength rating from Moody’s and a “AAA” (Exceptionally Strong) financial strength rating from Fitch, the highest rating categories used by each of these rating agencies. A financial strength rating is an opinion regarding the financial security characteristics of an insurance or reinsurance organization with respect to its ability to pay under its insurance and reinsurance policies and contracts in accordance with their terms. The opinion is not specific to any particular policy or contract. Financial strength ratings do not refer to the ability of an insurer or reinsurer to meet non-insurance or non-reinsurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by an insurer or reinsurer or to buy, hold or sell any security issued by an insurer or reinsurer or any parent company of any insurer or reinsurer.

          S&P also assigns financial enhancement ratings, which provide investors with a specific opinion regarding the willingness of an insurance or reinsurance company to pay financial guarantee claims on a timely basis. Our financial guarantee insurance and reinsurance companies carry a financial enhancement rating from S&P of “AAA” (Extremely Strong), the highest rating category used by S&P.

          The ratings assigned to us by S&P, Moody’s and Fitch are subject to periodic review and may be downgraded by one or more of these rating agencies as a result of changes in their views regarding the financial guarantee insurance and reinsurance industry, adverse developments in our financial condition or results of operations due to underwriting or investment losses or other factors, including changes in applicable rating agency criteria. In addition, one or more of the rating agencies may change the methodologies they use to rate financial guarantee insurers or reinsurers and no assurances can be given as to the effect on us (or other members of our industry) of any such change.

          See also “—Risks Related to Our Historical Ownership by XL Capital as well as our continuing relationship with XL Capital”—Our financial strength or financial enhancement ratings may be negatively impacted by XL Capital’s ratings.

          Any decrease in the ratings of any of our insurance or reinsurance subsidiaries below current levels by any of the rating agencies would have a material adverse effect on our ability to compete with other large monoline financial guarantee companies, which are our principal competitors, all of which currently have triple-A ratings from S&P, Moody’s and Fitch. Also, certain of the reinsurance agreements pursuant to which we reinsure financial guarantee insurance written by other insurers contain provisions that allow the ceding primary insurer to terminate the agreement on a run-off basis or, in some cases, a cut-off basis in the event of a downgrade in our credit ratings or other event that would result in the reinsurance credit provided by us to the ceding primary insurer being diminished. In order to maintain our credit ratings we may be required to raise additional capital, reduce the amount or change the type of insurance that we write, increase the amount of insurance that we cede to reinsurers, or take a combination of these or other actions not currently contemplated by us.

Increased rating agency capital charges may adversely affect us.

          Individual obligations that we guarantee are assessed a rating agency “capital charge” based on a variety of factors including the nature of the credits, their underlying ratings and their expected and actual performance. In the event of an actual or perceived deterioration in creditworthiness, a reduction in the underlying rating or a change in the rating agency capital methodology, we may be required to hold more capital in reserve against obligations in our insured portfolio, regardless of whether losses actually occur, or against potential new business. There can be no assurance that our capital position will be adequate to meet such increased reserve requirements or that we will be able to secure additional capital if so needed to maintain our ratings.

A downgrade of the financial strength or financial enhancement ratings of any of our reinsurers, or a change in the treatment by the rating agencies of the reinsurance provided to us by subsidiaries of XL Capital would impact the value of the reinsurance that any such reinsurer provides to us and, therefore, could adversely affect us.

          A downgrade of the ratings of any of our reinsurers would reduce the value of the outwards, or ceded, reinsurance that such reinsurer provides to us by affecting the amount of reinsurance credit that we receive for risks that we have ceded to such reinsurer in the rating agency models that are used to determine our ratings. Triple-A-rated reinsurance is necessary to qualify for a 100% reinsurance credit in the rating agencies’ capital adequacy models. Consequently, a downgrade in the ratings of any of our reinsurers could affect the amount of capital the rating agencies require us to maintain in order to keep our triple-A ratings. Based upon publicly available information, we are aware that one of our third-party reinsurers, representing 24.3% of our ceded par exposure as of December 31, 2006 is under negative outlook for below average earnings from Standard and Poor’s. A different third-party reinsurer representing 12.1% of our ceded par exposure as of December 31, 2006 is also on negative outlook by Fitch Ratings. We also depend upon subsidiaries of XL Capital, including XLI, for 21.6% of our retrocessions as at December 31, 2006. This is a reduction from in excess of one third of our retrocessions as at December 31, 2005. XLI does not currently have a bond insurance financial enhancement rating from S&P, which normally determines the amount of credit that S&P gives to reinsurance cessions. However, because of the relationship between us and XLI, S&P uses XLI’s financial strength rating to determine the amount of credit we receive for reinsurance provided to us by XLI. If the financial strength rating of XLI changes, or the relationship between us and XLI changes, there is a risk that S&P will change its determination as to the amount of such credit, or revoke its decision to use XLI’s financial strength rating, which would result in us receiving a reduced amount or no credit for XLI’s reinsurance.

          In the event of any such downgrade, or a change in the treatment by the rating agencies of the reinsurance provided to us by XLI or other subsidiaries of XL Capital, we cannot assure you that we will be able to find other reinsurers that can provide us with the reinsurance capacity currently provided to us by our existing reinsurers. Even if reinsurance is generally available, we may not be able to negotiate terms comparable to the terms of our current policies, or that we deem appropriate or acceptable, or to obtain coverage from entities with satisfactory financial resources. Such a result, or a reduction in the amount of business that we are able to retrocede to XLI or other subsidiaries of XL Capital, could put us at a competitive disadvantage with respect to larger monoline financial guarantee companies, principally by affecting our ability to underwrite larger single-name risks, including risks for certain public finance obligors, or increasing the amount of capital that the rating agencies require us to maintain in order to write such larger risks or to keep our triple-A ratings. XLI and other subsidiaries of XL Capital may also decide at any time to reduce or eliminate the amount of retrocessional coverage it provides to us.

The size of our capital base may adversely affect our ability to grow our business and execute our business strategy.

          We currently have a significantly smaller capital base (meaning our shareholders’ equity) than most of our direct competitors, which may effectively reduce our ability to compete with them. Larger competitors have several advantages over us because of their size, including being able to offer larger single risk limits, having greater economies of scale and having more diverse product lines, as well as having greater market acceptance. At December 31, 2006, our capital base was approximately $1.4 billion.

We may require additional capital or liquidity in the future, which may not be available or may be available only on unfavorable terms.

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

          In addition, as an offshore reinsurer, XLFA is required to post collateral security with respect to any reinsurance liabilities that it assumes from ceding insurers domiciled in the United States in order for U.S. ceding companies to obtain full statutory and regulatory credit for XLFA’s reinsurance. Under applicable statutory provisions, these security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company. We currently satisfy such statutory requirements by providing to primary insurers letters of credit issued under our credit facility – See “Managements Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further information. To the extent that we are required to post additional security in the future, we may require additional letter of credit capacity and we cannot assure you that we will be able to obtain such additional capacity or arrange for other types of security on commercially acceptable terms. Our inability to provide collateral satisfying the statutory and regulatory guidelines applicable to financial guarantee primary insurers would have a material adverse effect on our ability to provide reinsurance to third parties and negatively affect our financial position and results of operations.

Some of our direct financial guarantee products may be riskier than traditional financial guarantee insurance, principally because these less traditional products may require us to make payments of the full guaranteed amount earlier than, or upon the occurrence of events not covered by, traditional products.

          Some of our financial guarantee direct exposures have been written as credit derivatives rather than financial guarantee insurance policies. Traditional financial guarantee insurance provides an unconditional and irrevocable guarantee that protects the holder of a municipal finance or structured finance obligation against non-payment of principal and interest. In contrast, credit derivatives provide protection from the occurrence of specified credit events, which usually include non-payment of principal and interest, but may also include other events, such as certain types of restructurings, that would not typically trigger a payment obligation under traditional products. Credit derivative products may also provide for settlement of an entire exposure, rather than a missed payment obligation as in traditional financial guarantee insurance, upon the occurrence of a credit event, which could require us to sell assets or otherwise generate liquidity in advance of any potential recoveries. Our net earned premium on credit default swaps was $23.7 million, $16.5 million, and $22.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, which represented 12.9%, 10.9% and 19.2% of total net earned premium for such years, respectively. These amounts of net earned premium represented 9.9%, 8.5% and 13.5% of total revenue for the period ended December 31, 2006, 2005, and 2004, respectively. Our notional exposure, net of reinsurance, from the issuance of credit default swap policies was $24.6 billion and $14.0 billion at December 31, 2006 and 2005, respectively, which represented 20.8% and 17.1% of our total net par outstanding at these dates.

Our insurance and reinsurance portfolio and financial guarantee products expose us to concentrations of risks, and a material adverse event or series of events with respect to one or more of these risks could result in significant losses to our business.

          The breadth of our business exposes us to potential losses in a variety of our products, which may be correlated as to credit risk. For example, we could be exposed to a corporate credit risk with respect to a company’s securities that are contained in a portfolio of collateralized debt obligations, which we refer to as “CDOs,” that we insure and could also be exposed to the same corporate credit risk if such company is also the originator or servicer of loans or other assets backing structured securities that we insure. While we track our aggregate exposure to credit problems at a single issuer or servicer, which we refer to as “single name” exposure, of asset-backed securities, which we refer to as “ABS,” and have established underwriting criteria to manage risk aggregations, there can be no assurance that an event with respect to a single name will not cause a significant loss across a number of transactions that we have guaranteed. In addition, we have a number of individual large exposures to single obligors in our public finance portfolio, concentrations of risk in infrastructure sectors, such as water and sewer utilities and transportation, and concentrations of risk in certain geographic areas. While the risk of a complete loss on such public finance obligations, where we are required to pay the entire principal amount of an issue of bonds and interest thereon with no recovery, is generally lower than for single corporate credits as most municipal bonds are backed by tax or other revenues, there can be no assurance that a single default by a municipality or public authority would not have a material adverse effect on our results of operations or financial condition.

Rules relating to certain accounting practices in the financial guarantee insurance and reinsurance industry are currently being reviewed by applicable regulatory bodies and any changes required by that review could have a material adverse effect on the reported operating results and financial condition of the industry or particular market participants, including us.

          In June 2005, at the request of the Securities and Exchange Commission, the Financial Accounting Standards Board, which we refer to as the “FASB,” added a project to their agenda to review and provide guidance for the accounting for financial guarantee insurance contracts under which it will consider claims liability recognition, premium recognition, and the related amortization of deferred policy acquisition costs. When the FASB reaches a conclusion on these issues, we and the rest of the financial guarantee industry may be required to change aspects of certain accounting policies, which could have a material effect on our reported or ongoing results to the extent that our current policies differ significantly from the policies promulgated by the FASB.

Our ability to implement, for the fiscal year ended December 31, 2007, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely and satisfactory manner could cause the price of our common shares to fall.

          We are presently evaluating our existing internal controls with respect to the standards adopted by the Public Company Accounting Oversight Board. While we are not presently aware of any circumstances that would prohibit us from successfully completing the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 by the time that we are required to file our Annual Report on Form 10-K for the year ended December 31, 2007 (which is the first time that our management and our outside auditors will be required to deliver reports on our internal controls and procedures in accordance with the Sarbanes-Oxley Act of 2002), no assurances can be given that we will be able to successfully complete those procedures by that time. Uncertainty as to our ability to comply with such requirements or any material weaknesses uncovered as a result of such procedures could have a material adverse effect on the trading price of our common shares. In addition, we will incur increased costs associated with such procedures or a diversion of internal resources necessary to prepare for or comply with such requirements.

We face significant competition in our business and our revenues and profitability could decline as a result.

          The financial guarantee industry is highly competitive. The principal sources of direct and indirect competition are other financial guarantee insurance companies, most of which have significantly greater financial resources than we do and have been in the industry for longer than we have. Four companies, Ambac Financial Group, Inc., which we refer to as “Ambac,” FGIC Corporation, which we refer to as “FGIC,” Financial Security Assurance Inc., which we refer to as “FSA,” and MBIA Inc., which we refer to as “MBIA,” accounted for the vast majority of the gross premiums written for the entire financial guarantee industry in 2006. In addition, growing interest from banks in assuming structured finance risk has also increased competition. We also face competition from other forms of credit enhancement, including structural enhancements such as “senior/subordinated” tranching structures incorporated in structured and other obligations, and from letters of credit, guarantees and credit derivatives provided by foreign and domestic banks and other financial institutions, some of which are governmental enterprises, by hedge funds, structured derivatives product companies and others.

          Demand for financial guarantee insurance changes and is dependent upon a number of factors, including changes in interest rates, credit spreads, regulatory requirements, its cost relative to uninsured financing alternatives, risk appetite in debt capital markets generally and supply of new bond issues. Our ability to compete with other financial guarantors is affected by the fact that our guaranteed bonds in certain product lines generally have not traded at parity, and in the future may not trade at parity, with those of our principal competitors in these lines of business. In particular, our guaranteed bonds in certain markets, in particular the fixed rate municipal market, trade at a small discount to those of our principal competitors. We believe that this trading differential has been caused by our short operating track record and small size compared to that of our competitors, as well as a perception among some investors of a ratings linkage between us and XL Capital. Failure on our part to achieve trading parity with more established financial guarantors with respect to our guaranteed bonds in any particular market could make our guarantees in such market somewhat less attractive and place us at a competitive disadvantage.

          There are also a relatively limited number of financial guarantee reinsurance companies. As a result, the industry is particularly vulnerable to swings in capacity based on the entry or exit of one or a small number of financial guarantee reinsurers. Developments over the past several years that have either increased reinsurance capacity or reduced the demand for reinsurance include: the formation of a new captive Bermuda-based triple-A-rated financial guarantee reinsurer, Channel Reinsurance Ltd.; the formation of a new Bermuda-based double-A-rated financial guarantee reinsurer, Blue Point Re Limited; the use by certain primary insurers of their excess capacity to provide reinsurance to other primary insurers; and rising interest rates and a general trend toward narrowing credit spreads, which have resulted in lower business production for primary insurers and have reduced the need for reinsurance. New entrants into the financial guarantee industry could have an adverse effect on our prospects either by further increasing competition with respect to terms or pricing or by reducing the aggregate demand for our reinsurance as a result of additional insurance capacity.

A substantial majority of our third-party reinsurance business consists of reinsuring risks from
FSA and our ability to expand our third-party reinsurance business is constrained by rating agency restrictions.

          For the years ended December 31, 2006, 2005 and 2004, FSA accounted for 69.7%, 65.7% and 73.0%, respectively, of our gross reinsurance premiums written. While we provide reinsurance to insurers other than FSA, our ability to increase the amount of reinsurance that we provide to third parties other than FSA is restricted by rating agency constraints, which have traditionally limited such amount to approximately 5% of XLFA’s total net par outstanding. Because FSA holds a preferred share investment in XLFA, the rating agencies have, to date, generally exempted FSA from the limitations on the amount of third-party reinsurance business that we may write. These constraints significantly limit the amount of reinsurance business that we may write from sources other than FSA in the future. These constraints would also limit the amount of business that we obtain from FSA in the future if any of the rating agencies begin to consider FSA business to be “third-party” business. In addition, should FSA reduce or eliminate its preferred share investment in XLFA, the rating agencies may no longer exempt business ceded to XLFA by FSA from their constraints on third-party business. Similarly, we believe that XLFA’s historical status as a venture between XL Capital and FSAH, accords XLFA better standing as a potential reinsurer for FSA than it would otherwise have and FSA retains the right under its reinsurance agreements with us to terminate such agreements upon the occurrence of certain events, including if XLFA comes under the control of any other insurance company or organization. Because the reinsurance agreements that we have in place with FSA and its affiliates do not require it or them to cede business to us, we can give no assurances as to the amount and/or profitability of business that we may receive from it or them in the future.

          Consequently, if FSA were to reduce or eliminate its ownership interest in XLFA, or if we come under the control of any other insurance company or organization, FSA could choose to significantly reduce the amount of reinsurance business that it conducts with XLFA or to reassume business it had previously ceded to us, which would have a material adverse effect on our business.

General economic factors, including fluctuations in interest rates, as well as terrorist acts or natural or other catastrophes, may adversely affect our loss experience or the demand for our products.

          Our loss experience could be materially adversely affected by extended national or regional economic recessions, business failures, rising unemployment rates, terrorist attacks, natural or other catastrophic events such as hurricanes and earthquakes, acts of war, or combinations of such factors. In addition to exposure to general economic factors, we are exposed to the specific risks faced by the particular businesses, municipalities or pools of assets covered by our financial guarantee products. For example, catastrophic events or terrorist acts could adversely affect the ability of public sector issuers to meet their obligations with respect to securities insured by us and we may incur material losses due to these exposures if the economic stress caused by these events is more severe than we currently foresee.

          Other events, such as interest rate changes or volatility, could materially decrease demand for financial guarantee insurance or the demand for financial guarantee reinsurance. For example, higher interest rates may result in declines in new issues and refunding volume, which may reduce demand for our financial guarantee insurance and reinsurance products. Lower interest rates generally are accompanied by narrower interest rate spreads between insured and uninsured obligations. The purchase of insurance during periods of narrower interest rate spreads generally will provide lower cost savings to the issuer than during periods of wider spreads. These lower cost savings could be accompanied by a corresponding decrease in demand for financial guarantee insurance.

If claims exceed our loss reserves, our financial position and results of operations could be materially adversely affected.

          Our results of operations and financial condition depend upon our ability to assess accurately and manage the potential loss associated with the risks that we insure and reinsure. We establish loss and loss adjustment expense reserves based on estimates of the ultimate settlement and administration costs of claims on the policies we write using actuarial and statistical techniques. Estimates of loss and loss adjustment expenses are subject to large potential errors of estimation, due to the fact that the ultimate dispositions of claims incurred prior to a financial statement date, whether reported or not, are subject to the outcome of events that have not yet occurred. If our loss reserves are at any time determined to be inadequate, we will be required to increase our loss reserves at the time of such determination. Such an increase would cause a corresponding increase in our liabilities and a reduction in our profitability, which could have a material adverse effect on our business.

If the counterparties to our reinsurance arrangements default on their obligations to us, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.

          We use reinsurance to mitigate our risks in various circumstances. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure you that our reinsurers will pay the reinsurance recoverables owed to us now or in the future or that they will pay these recoverables on a timely basis. A reinsurer’s insolvency or inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have a material adverse effect on our financial condition and results of operations.

Our net income may be volatile because a significant portion of the credit risk we assume must be accounted for as credit derivatives under FAS 133, as amended by FAS 149, which requires that these instruments be marked to market quarterly.

          Any event causing credit spreads on an underlying security referenced in a credit derivative in our portfolio to either widen or tighten will affect the fair value of the credit derivative and may increase the volatility of our earnings. Derivatives must be accounted for either as assets or liabilities on the balance sheet and measured at fair value pursuant to the guidance of Statement of Financial Accounting Standards No. 133. Although there is no cash flow effect from this “marking to market,” net changes in the fair value of the derivative are reported in our statement of operations and therefore will affect our reported earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Credit Default Swaps.”

          Common events that may cause credit spreads on an underlying municipal bond or pool of corporate securities referenced in a credit derivative to fluctuate include changes in the state of national or regional economic conditions, industry cyclicality, changes to a company’s competitive position within an industry, management changes, changes in the ratings of the underlying security, movements in interest rates, default or failure to pay interest or any other factor leading investors to revise expectations about the issuer’s ability to pay principal and interest on its debt obligations. Similarly, common events that may cause credit spreads on an underlying structured security referenced in a credit derivative to fluctuate may include the occurrence and severity of collateral defaults, rating changes, changes in interest rates or underlying cash flows or any other factor leading investors to revise expectations about the sufficiency of the applicable collateral or the ability of the servicer to collect payments on the underlying assets sufficient to pay principal and interest when due.

          Net unrealized and realized gains (losses) from credit derivatives was $(8.4) million, $(6.7) million, and $12.7 million for the years ended December 31, 2006, 2005, and 2004, respectively, which represented (7.2)%, (8.3)%, and 21.6% of net income reported in such years, respectively.

Because our financial guarantee insurance and reinsurance policies are unconditional and irrevocable, we may incur losses from fraudulent conduct relating to the securities that we insure or reinsure.

          Issuers of obligations that we insure or reinsure may default on those obligations because of fraudulent or other intentional misconduct on the part of such issuers, their officers, directors, employees, agents or outside advisers or, in the case of public finance obligations, public officials. Financial guarantee insurance and reinsurance provided by us is unconditional and does not provide for any exclusion of liability based on fraud or other misconduct. Despite any risk analysis conducted by us or by the financial guarantors whose policies we reinsure, it is impossible to predict which, if any, of the obligations insured or reinsured by us will result in claims against us because of fraudulent or other intentional misconduct involving the issuer or whether or to what extent we will have any remedy available to us against any party in connection with such conduct. Any such claims against us could have a material adverse effect on our financial condition and results of operations.

Legislative and regulatory changes and interpretations could harm our business.

          The financial guarantee industry is subject to extensive regulation. Changes in laws and regulations affecting insurance companies, the municipal and structured securities markets, the financial guarantee insurance and reinsurance markets and the credit derivatives markets, as well as other governmental regulations, may subject us to additional legal liability or affect the demand for the products that we provide, The tax treatment of non-U.S. insurance companies and their U.S. insurance subsidiaries has been the subject of Congressional discussion and legislative proposals. While no proposals are currently pending, we cannot assure you that future legislative action will not materially adversely affect our financial condition.

Risks Related to Our Historical Ownership by XL Capital As Well As Our Continuing Relationships with XL Capital

Our historical consolidated financial information is not necessarily representative of the results we would have achieved as a stand-alone, public company and may not be a reliable indicator of our future results.

          Prior to our IPO, all of the common shares of our subsidiaries were owned by XL Capital. Our historical consolidated financial information does not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone public company during the periods presented in our historical financial statements or those that we will achieve in the future. This is primarily a result of the following factors:

•

Our historical consolidated financial results reflect allocations of corporate expenses from XL Capital for services provided on our behalf and included: information technology, legal, human resources, facilities, taxation, treasury, actuarial, corporate finance and other expenses. Those allocations may be different from the comparable expenses that we would have incurred had we operated as a stand-alone company. Although as a stand-alone company our cost structure may have been different due to reduced economies of scale with respect to certain services, we believe that, had we been a stand-alone company, we would have derived other efficiencies. The result is that we do not believe the difference between the previously allocated costs and costs we would have incurred as a stand-alone company for those periods would, in the aggregate, be material;

•

Significant changes may occur in our cost structure, management, financing and business operations as a result of our being a stand-alone, public company. These changes could result in increased costs associated with reduced economies of scale, including costs related to information technology; stand-alone costs for services currently provided by XL Capital; marketing and legal entity transition expenses related to building a company brand identity separate from XL Capital; the need for additional personnel to perform services currently provided by XL Capital; and the legal, accounting, compliance and other costs associated with being a public company with listed equity;

•

Some of the agreements pursuant to which we provide reinsurance to third-party ceding companies have change of control provisions that may be triggered if an unaffiliated entity acquires more than a specified percentage of our voting securities or if we come under control of any other insurance company or organization. In addition, certain other of our third-party reinsurance agreements have change of control provisions that may be triggered if XL Capital’s ownership of our company decreases to less than 50% of our outstanding common shares. If any of our clients wish to exercise their rights under any such provision, then we may be required to terminate or modify the relevant agreement or seek alternative arrangements, which could result in reduced premiums, increased costs or other disruptions to our business;

The terms of our current services, leasing, reinsurance, and other arrangements with XL Capital may be more or less favorable to us than we will be able to obtain in the future from an unaffiliated third-party.

          Effective upon our IPO, we and XL Capital entered into a series of service agreements pursuant to which XL Capital provides us, for a period of up to two years, transitional services, including treasury, payroll and other financial services, human resources and employee benefit services, legal services, information systems and network services, tax and treasury services, investment management and procurement and sourcing support. We also entered into a transition agreement with XL Capital, which governs the relationship between us and XL Capital and reinsurance agreements with subsidiaries of XL Capital.

          We negotiated these arrangements with XL Capital in the context of a parent-subsidiary relationship and, although XL Capital is contractually obligated to provide us with services during the terms of the master services agreements, we cannot assure you that these services will be sustained at the same level after the expiration of such agreements, or that we will be able to replace these services in a timely manner or on comparable terms. Our costs of procuring those services from unaffiliated third parties may, therefore, increase as a result of our transition into a stand-alone company, which could have a material adverse effect on our financial condition and results of operations.

XL Capital owns approximately 63% of our outstanding common shares and will retain the ability to exert significant influence over us.

          XL Capital has a significant economic and voting interest in us and, therefore, is able to exercise significant influence over us. This is primarily a result of the following factors:

•	XL Capital beneficially owns approximately 63% of our outstanding common shares;

•	Three of the members of our Board of Directors are directors or officers of XL Capital; and

•

Until XL Capital’s ownership of our then-outstanding common shares is first reduced to 35% or less, XL Capital has the right, pursuant to the transition agreement, to nominate such number of nominees for director as would equal one nominee less than a majority of the total number of directors constituting our full board (currently four out of nine persons). Such nominees are allocated among the classes of our Board of Directors as follows: (i) two nominees to Class I, whose term will expire at our annual general meeting in 2007, (ii) one nominee to Class II, whose term will expire at our annual general meeting in 2008, and (iii) one nominee to Class III, whose term will expire at our annual general meeting in 2009.

          XL Capital may therefore exert significant influence over, among other things, election of our directors and determination of our business strategies, risk profile and underwriting limits.

          We cannot assure you that the resolution of any matter that may involve the interests of both us and XL Capital will be resolved in what investors would consider to be in our or their best interests. In addition, our Bye-laws contain provisions providing indemnification, exculpation and other protections to our directors, officers and employees with respect to such matters.

Initially, XL Capital’s voting percentage for election of directors and on all other matters will be limited to 50.1% and 47.5%, respectively, of the aggregate voting power of all common shares entitled to vote on such matters in order for the rating of our financial guarantee insurance and reinsurance subsidiaries to not be linked directly to those of XL Capital and its subsidiaries. If our rating agencies would permit XL Capital’s voting rights to be commensurate with its economic interest in us (without adversely affecting our ratings), XL Capital’s voting power would automatically increase and consequently the voting power of all other shareholders in the aggregate would correspondingly decrease, thereby eliminating preferential voting rights of all other shareholders.

          Pursuant to our Bye-laws, the votes conferred by the common shares owned by XL Capital may not exceed, with respect to elections of directors, 50.1% of the aggregate voting power of all common shares entitled to vote generally at any election of directors or, with respect to any other matter presented to our shareholders for their action or consideration, 47.5% of the aggregate voting power of all common shares entitled to vote on such matter. Either or both of such limitations on XL Capital, which were established in order for the rating of our financial guarantee insurance and reinsurance subsidiaries to not be linked directly to those of XL Capital and its subsidiaries, shall cease to apply, or may be adjusted upwards, upon our receipt of written confirmation from each nationally recognized rating agency then providing a financial strength rating for us and/or our subsidiaries that such financial strength rating is or will be determined without reference to the ratings of XL Capital or that the then financial strength rating issued by it will not at the time of such confirmation be adversely affected by the elimination or adjustment of such limitation, and, in the case of any adjustment (as opposed to elimination), the applicable percentages set forth above shall automatically be adjusted to those percentages as so determined by the foregoing; If such an event should occur, the voting power of all other shareholders in the aggregate would correspondingly decrease, thereby eliminating preferential voting rights of all other shareholders.

Our financial strength or financial enhancement ratings may be negatively affected by a downgrade in XL Capital’s ratings.

          Rating agencies examine a number of analytical, regulatory and legal factors to assess the relationship between related entities and, therefore, whether (and to what extent) the ratings of related entities should be linked and whether declines in the ratings of one related entity should affect adversely the ratings of another related entity. The ratings of our financial guarantee insurance and reinsurance subsidiaries are not linked directly to those of XL Capital and its subsidiaries; however, a downgrade of the current ratings of XL Capital or its major subsidiaries by three or more notches could subject our ratings to downward pressure unless XL Capital significantly reduced its ownership in and degree of influence over us.

If XL Capital engages in the same type of business we conduct, our ability to successfully operate and expand our business may be hampered.

          Our Bye-laws provide that neither XL Capital nor any person controlled by XL Capital will have any obligation to refrain from:

•	engaging in the same or similar business activities or lines of business as us; or

•	doing business with any of our clients, competitors or vendors.

          XL Capital is a global insurance, reinsurance and financial risk specialist with significant financial services businesses. In particular, XL Financial Solutions Ltd, which we refer to as “XLFS,” a wholly-owned subsidiary of XL Capital, currently arranges double-A-rated structured single obligor credit wraps, which may be executed as credit default swaps or as financial guarantees. XL Capital also has a significant equity ownership interest in Primus Guaranty Ltd., a Bermuda company that, through its subsidiaries, is a triple-A-rated provider of credit default swaps with respect to both corporate and sovereign entities. Because of XL Capital’s significant financial resources, XL Capital could have a significant competitive advantage over us should it decide to engage in businesses that compete directly with any of the businesses we conduct.

Conflicts may arise between us and XL Capital that could be resolved in a manner unfavorable to us or investors in our securities.

          Questions relating to conflicts of interest may arise between us and XL Capital in a number of areas. Three of our directors, each of whom was nominated to our Board of Directors by XL Capital, are officers or directors of XL Capital, including the chairman of our Board of Directors, who is also the chairman of the board of directors of each of XL Capital and Primus Guaranty Ltd. Until XL Capital’s ownership of our then-outstanding common shares is first reduced to 35% or less, XL Capital will have the right, pursuant to the transition agreement, to nominate such number of nominees for director as would equal one nominee less than a majority of the nominees for director. Cetain of these directors own significant numbers of XL Capital ordinary shares, and options to purchase XL Capital ordinary shares, and all of them participate in XL Capital pension plans. Ownership interests of our directors or officers in XL Capital ordinary shares and participation in XL Capital pension plans, or service as a director or officer of both our company and XL Capital, could give rise to potential conflicts of interest when a director or officer is faced with a decision that could have different implications for the two companies. These potential conflicts could arise, for example, over matters such as the desirability of an acquisition opportunity, employee retention or recruiting, capital raising activities or our dividend policy. We cannot assure you that any conflicts will be resolved in a manner that is in our or your best interests, if at all.

          Our Bye-laws contain provisions relating to potential conflicts of interest and allocation of corporate opportunities between our company, on the one hand, and XL Capital and those of its officers, directors and employees who are also officers, directors or employees of our company, on the other hand. These provisions, in effect, provide that: (i) XL Capital (but only to the fullest extent permitted by applicable law) will have no obligation to refrain from competing with us or doing business with any of our clients, competitors or vendors and (ii) each of our directors, officers or employees who is also a director, officer or employee of XL Capital will have satisfied (but only to the fullest extent permitted by applicable law) any fiduciary duties to us and our shareholders with respect to corporate opportunities if such director, officer or employee acts in good faith in a manner consistent with those policies that are set forth in our Bye-laws.

Risks Related to Taxation

U.S. taxation of XLFA could materially adversely affect our financial condition and results of operations.

          We intend to take the position that XLFA is not subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premiums and withholding tax on specified investment income from U.S. sources), because XLFA does not engage in business in the United States through a permanent establishment in the United States. However, because the U.S. Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” regulations promulgated under the Code, administrative rulings or pronouncements, judicial decisions and treaties provide very limited guidance (and no definitive guidance) on whether any particular set of facts will constitute being engaged in a trade or business in the United States (or give rise to a permanent establishment) it is unclear whether the U.S. Internal Revenue Service, which we refer to as the “IRS,” could successfully challenge our position on this issue.

          If XLFA were engaged in a trade or business in the United States and did not qualify for benefits under the income tax treaty between Bermuda and the United States, which we refer to as the “Bermuda Treaty”, XLFA would be subject to U.S. tax at regular corporate rates on its income that is effectively connected with its U.S. business plus an additional 30% “branch profits” tax on its income remaining after the regular tax that is deemed to be distributed as a dividend. If XLFA were to qualify for benefits under the Bermuda Treaty, it would be subject to U.S. tax in this manner with respect to income protected by the Bermuda Treaty only if it were engaged in a trade or business in the United States and that trade or business were conducted though a “permanent establishment” in the United States. The Bermuda Treaty clearly applies to premium income but it is unclear whether the treaty applies to other income such as investment income. If XLFA were found to be engaged in a trade or business in the United States and were entitled to the benefits of the Bermuda Treaty in general, but the Bermuda Treaty were found not to protect investment income, a portion of XLFA’s investment income could be subject to U.S. income tax.

          Any taxation of the kind described above could materially adversely affect our financial condition and results of operations.

Our U.S. subsidiary may be subject to additional taxes.

          Our U.S. subsidiary, XLCA, conducts business in the United States and currently expects to reinsure a majority of its future business with XLFA. While we believe that this reinsurance is written on arm’s-length terms, we cannot assure you that (1) the IRS will not assert that the reinsurance is not on arm’s-length terms or (2) any such assertion by the IRS will not be successful. If such an assertion were successful, XLCA would be treated as having additional income that is subject to additional U.S. tax, and possibly associated interest and penalties. The IRS might also treat this additional income as having been distributed as dividends to XLCA’s parent, SCA, in which case this deemed dividend would also be subject to a withholding tax of 30%. A similar analysis (and similar tax risks) may also apply to other intercompany income and expense items between XLCA and its non-U.S. affiliates, such as ceding commissions, other intercompany fees and allocation of corporate overhead. If any of these circumstances were to occur, our financial condition and results of operations could be materially adversely affected.

Our U.K. subsidiary may be subject to additional taxes.

          Our U.K. subsidiary, XL Capital Assurance (U.K.) Limited, which we refer to as “XLCA-UK,” conducts business in the United Kingdom and currently expects to reinsure a majority of its future business via a quota share reinsurance treaty with XLCA. While we believe that this reinsurance is written on arm’s-length terms, we cannot assure you that (1) the U.K. fiscal authority, which we refer to as “HMRC,” will not assert that the reinsurance is not on arm’s-length terms or (2) any such assertion by HMRC will not be successful. If such an assertion were successful, our U.K. subsidiary would be treated as having additional income that is subject to additional U.K. tax, and possibly associated interest and penalties.

          XLCA-UK has also entered into an excess of loss reinsurance agreement with XLCA whereby it cedes 100% of net incurred losses in excess of 10% of XLCA-UK’s capital and surplus, up to an aggregate limit of $50 million. While we believe that this reinsurance is written on arm’s-length terms, we cannot assure you that (1) HMRC will not assert that the reinsurance is not on arm’s-length terms or (2) any such assertion by HMRC will not be successful. If such an assertion were successful, our U.K. subsidiary would be treated as having additional income that is subject to additional U.K. tax, and possibly associated interest and penalties.

          If any of these circumstances were to occur, our financial condition and results of operations could be materially adversely affected.

There is U.S. income tax risk associated with reinsurance between U.S. insurance companies and their Bermuda affiliates.

          Congress has periodically considered legislation intended to eliminate certain perceived tax advantages of Bermuda insurance companies and U.S. insurance companies having Bermuda affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates. In this regard, Section 845 of the Code was amended in 2004 to permit the IRS to reallocate, recharacterize or adjust items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper “source, character and amount” for each item (in contrast to prior law, which only covered “source and character”). If the IRS were to successfully challenge our reinsurance arrangements under Section 845, our financial condition and results of operations could be materially adversely affected.

There are U.S. income tax risks associated with the controlled foreign corporation rules under the U.S. Internal Revenue Code.

          Each “United States shareholder” of a non-U.S. corporation that is a “controlled foreign corporation,” which we refer to as a “CFC,” for an uninterrupted period of 30 days or more during a tax year and that owns shares in the CFC on the last day of the non-U.S. corporation’s taxable year on which it is a CFC must include in its gross income for U.S. federal income tax purposes its ratable share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. “Subpart F income” of a non-U.S. insurance corporation typically includes “foreign personal holding company income” (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income) attributable to the insurance of risks situated outside the CFC’s country of incorporation. In general, any U.S. person who owns, directly or indirectly through non-U.S. persons, or is considered to own under applicable constructive ownership rules of the Code, 10% or more of the total combined voting power of all classes of stock of a non-U.S. corporation will be considered to be a “United States shareholder.” In general, a non-U.S. insurance company (such as XLFA) will be treated as a CFC if “United States shareholders” collectively own (directly, indirectly or constructively) more than 25% of the total combined voting power or total value of its stock on any day during its tax year. More expansive definitions of “United States shareholder” and “CFC” may apply with respect to RPII (as defined below).

          Although we may be or become a CFC, we believe that, because of the dispersion of our share ownership among holders other than XL Capital and the fact that our Bye-laws provide that no single holder (other than XL Capital or its consolidated subsidiaries or, in certain circumstances, up to three transferees thereof) is permitted to exercise more than 9.5% of the total combined voting power of our company, investors in our common shares should not be subject to treatment as “United States shareholders” of a CFC (except to the extent that special provisions governing RPII (as defined below) apply). However, because of legal and factual uncertainties, it is unclear whether the CFC rules may apply to holders of our common shares. Accordingly, U.S. persons should consider the possible application of the CFC rules.

There are U.S. income tax risks associated with the related person insurance income of our non-U.S. insurance subsidiaries.

          If (i) the related person insurance income, which we refer to as “RPII,” of any one of our non-U.S. insurance subsidiaries were to equal or exceed 20% of that subsidiary’s gross insurance income in any taxable year and (ii) U.S. persons were treated as owning 25% or more of the subsidiary’s stock (by vote or value), a U.S. person who owns any common shares, directly or indirectly, on the last day of such taxable year on which the 25% threshold is met would be required to include in its income for U.S. federal income tax purposes that person’s ratable share of that subsidiary’s RPII for the taxable year, determined as if that RPII were distributed proportionately only to U.S. holders at that date, regardless of whether that income is distributed. The amount of RPII earned by a subsidiary (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of shares of that subsidiary or any person related to that holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by that subsidiary. Although we do not believe that the 20% threshold will be met in respect of any of our non-U.S. insurance subsidiaries, some of the factors that may affect the result in any period may be beyond our control. Consequently, we cannot assure you that we will not exceed the RPII threshold in any taxable year.

          The RPII rules provide that if a holder who is a U.S. person disposes of shares in a non-U.S. insurance corporation that had RPII (even if the 20% threshold was not met) and met the 25% threshold at any time during the five-year period ending on the date of disposition, and the holder owned any stock at such time, any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share (taking into account certain rules for determining a U.S. holder’s share of RPII) of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (possibly whether or not those earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with specified reporting requirements, regardless of the amount of shares owned. We believe that these rules should not apply to dispositions of our common shares because SCA is not itself directly engaged in the insurance business. We cannot assure you, however, that the IRS will not successfully assert that these rules apply to dispositions of our common shares.

U.S. holders who hold our common shares will be subject to adverse tax consequences if we are considered to be a passive foreign investment company for U.S. federal income tax purposes.

          If we are considered to be a passive foreign investment company, which we refer to as a “PFIC,” for U.S. federal income tax purposes, a U.S. holder who owns any of our common shares will be subject to adverse tax consequences, including a greater tax liability than might otherwise apply and an interest charge on certain taxes that are deferred by virtue of our non-U.S. status. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning our common shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of such common shares, which might otherwise be available under U.S. federal income tax laws. We currently do not expect to be a PFIC for U.S. federal income tax purposes in 2006 or in the foreseeable future. We cannot assure you, however, that we will not be deemed a PFIC by the IRS. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying such provisions may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

U.S. tax-exempt entities may recognize unrelated business taxable income.

          If any non-U.S. insurance subsidiary owned by us is considered a CFC in general (or with respect to RPII), tax-exempt entities that are considered United States shareholders of such non-U.S. insurance subsidiary (or with respect to RPII, U.S. persons that hold any of our common shares) will be required to treat their proportionate share of all of such subsidiary’s insurance and reinsurance income (or all of such subsidiary’s RPII) as unrelated business taxable income that generally is subject to tax, whether or not such income is currently distributed.

Changes in U.S. tax law might adversely affect an investment in our shares.

          The tax treatment of non-U.S. companies and their U.S. and non-U.S. insurance subsidiaries has been the subject of Congressional discussion and legislative proposals. For example, one legislative proposal would impose additional limits on the deductibility of interest by foreign-owned U.S. corporations. Another legislative proposal would treat a non-U.S. corporation as a U.S. corporation for U.S. federal income tax purposes if it were considered to be primarily managed and controlled in the U.S. We cannot assure you that future legislative action will not increase the amount of U.S. tax payable by us. If this happens, our financial condition and results of operations could be materially adversely affected.

          Additionally, the U.S. federal income tax laws and interpretations, including those regarding whether a company is engaged in a trade or business (or has a permanent establishment) within the United States or is a PFIC, or whether U.S. holders would be required to include in their gross income “subpart F income” or the RPII of a CFC, are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to insurance companies and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

Bermuda and the Organisation for Economic Co-operation and Development are considering measures that might change the manner in which we are taxed.

          The Organisation for Economic Co-operation and Development, which we refer to as “OECD,” has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In OECD’s report of April 18, 2002, as updated as of June 2004, Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from this commitment or whether such changes will subject us to additional taxes.

          In addition, on June 27, 2005, OECD issued a discussion draft, “Attribution of Profits to a Permanent Establishment—Release of Discussion Draft of Part IV (Insurance),” which we refer to as the “Draft,” which constitutes the fourth and final part of the report on OECD’s project to establish a broad consensus regarding the interpretation and practical application of Article 7 of the OECD Model Tax Convention on Income and on Capital, which we refer to as “Article 7.” Article 7 sets forth international tax principles for attributing profits to a permanent establishment and forms the basis of an extensive network of bilateral income tax treaties between OECD member countries and between many OECD member and non-member countries. Once finalized, the conclusions of Parts I-IV of the report will be implemented through revision of the Commentary on Article 7 and/or Article 7 itself. Section C of the Draft discusses the application of the 1995 OECD Transfer Pricing Guidelines to insurance business conducted between associated enterprises and, if adopted in its current form, might change the manner in which we are taxed and could therefore impact our future after-tax profitability. We cannot predict the effect of any such changes.

Risks Related to Ownership of Our Common Shares

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

          We conduct substantially all of our operations through our subsidiaries and our subsidiaries generate substantially all of our operating income and cash flow. Our ability to meet our ongoing cash requirements, including any debt service payments or other expenses, and pay dividends on our common shares in the future will depend on our ability to obtain cash dividends or other cash payments or obtain loans from our subsidiaries and will also depend on the financial condition of our subsidiaries. Our subsidiaries are separate and distinct legal entities that will have no obligation to pay any dividends or to lend or advance us funds and may be restricted from doing so by contract, including other financing arrangements, charter provisions or applicable legal, regulatory requirements of the various countries that they operate in, including Bermuda, the United States and the U.K., or rating agency constraints.

          In connection with our IPO, XLCA and XLFA have each agreed with certain of the rating agencies that, until the second anniversary of the IPO each will not declare or grant dividends on its common stock without the prior written consent of those ratings agencies, other than to fund certain parent holding company operating expenses and debt service requirements and to fund dividends on our preferred stock and “nominal” dividends on our common stock.

          Under New York Insurance Law, XLCA may pay a shareholder dividend only if it files notice of its intention to declare such dividend and the amount thereof with the New York Superintendent of Insurance, which we refer to as the “New York Superintendent,” and the New York Superintendent does not disapprove such dividend. In addition, New York Insurance law contains a test governing the amount of dividends that XLCA can pay in any year and, as a result of the application of such test, XLCA cannot currently pay dividends, without notice to, and prior approval from, the New York Superintendent. We cannot assure you that XLCA will have statutory earnings to support the payment of dividends to us in an amount sufficient to fund our cash requirements and pay cash dividends or that the New York Superintendent will not disapprove, or will approve, as applicable, any dividends that XLCA may seek to pay to us.

          XLFA is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on its common shares and to make other payments to us. Under Bermuda’s Insurance Act 1978, as amended, and related regulations, which we refer to as the “Insurance Act,” XLFA is required to maintain a minimum solvency margin and minimum liquidity ratio and is prohibited from declaring or paying dividends if such payment would result in its non-compliance with these requirements. In addition, under the Companies Act 1981 of Bermuda, as amended, which we refer to as the “Companies Act,” XLFA may not declare or pay a dividend, or make a distribution out of its contributed surplus, if there are reasonable grounds for believing that (1) it is, or would after the payment be, unable to pay its liabilities as they become due; or (2) the realizable value of its assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts (as such terms are defined in the Companies Act). Furthermore, in order to reduce its total statutory capital by 15% or more, XLFA would require the prior approval of the BMA.

          XLCA-UK is also subject to significant regulatory restrictions limiting its ability to declare and pay dividends. See “Business—Regulation.”

          The inability of our subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements could have a material adverse effect on us and the value of our common shares.

Our subsidiaries’ ratings are not evaluations directed to the protection of investors in our common shares.

          The ratings of our insurance and reinsurance subsidiaries, as described under “Business—Ratings” and elsewhere in this document, reflect each rating agency’s current opinion of these subsidiaries’ respective financial strength, operating performance and ability to meet obligations to policyholders and contract holders. These factors are of concern to policyholders, contract holders and lenders. Ratings are not evaluations directed to the protection of investors in our common shares. They are not ratings of our common shares and should not be relied upon when making a decision to buy, hold or sell our common shares or any other security. In addition, the standards used by rating agencies in determining financial strength are different from capital requirements set by state insurance regulators. We may need to take actions in response to changing standards set by any of the rating agencies, as well as statutory capital requirements, which could adversely affect the market price of our common shares.

Future sales of our common shares may adversely affect the market price of our common shares.

          As of December 31, 2006, we have 64,136,364 common shares outstanding (not including approximately 497,928 restricted common shares issued to our management), of which 40,696,471 shares, or approximately 63%, are owned by XLI. These shares owned by XLI are “restricted securities” subject to the volume limitations and other conditions of Rule 144 under the Securities Act of 1933, as amended, which we refer to as the “Securities Act.” Furthermore, XLI and its transferees have the right to require us to register these common shares under the Securities Act for sale to the public. Following any registration of this type, the common shares to which the registration relates will be freely transferable. In addition, we have registered on Form S-8 under the Securities Act common shares under the Security Capital Assurance Ltd 2006 Long-Term Incentive and Share Award Plan. We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that sales of this type could occur, could depress the market price of our common shares and may make it more difficult for you to sell your common shares at a time and price that you deem appropriate.

There are provisions in our Bye-laws that, subject to certain exceptions, reduce the voting rights of common shares that are held by a person or group to the extent that such person or group holds more than 9.5% of the aggregate voting power of all common shares entitled to vote on a matter.

          In general, and except as provided below, shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, if, and for so long as (and whenever), the common shares of a shareholder, including any votes conferred by “controlled shares” (as defined in our Bye-laws), would otherwise represent more than 9.5% of the aggregate voting power of all common shares entitled to vote on a matter, including an election of directors, the votes conferred by such shares will be reduced by whatever amount is necessary such that, after giving effect to any such reduction (and any other reductions in voting power required by our Bye-laws), the votes conferred by such shares represent 9.5% of the aggregate voting power of all common shares entitled to vote on such matter, provided that the foregoing restrictions do not apply to common shares held by XL Capital or its consolidated subsidiaries or, in certain circumstances, up to three transferees thereof. “Controlled shares” include, among other things, all shares of SCA that a person is deemed to own directly, indirectly (applying the provisions of section 958(a)(2) of the Code) or constructively (applying the provisions of section 318(a) of the Code, as modified by the rules of section 958(b)(1) through (4) of the Code), or, as a result of such person being a member of a “group” under applicable SEC rules. At December 31, 2006, there were 64,136,364 common shares outstanding (not including 497,928 shares issued to our management), of which approximately 6,092,954 common shares would confer votes that represent 9.5% of the aggregate voting power of all common shares entitled to vote generally at an election of directors, assuming that all shares have one vote, or approximately 4,462,505 common shares would confer votes that represent 9.5% of the aggregate voting power of all common shares entitled to vote generally at an election of directors as a result of limitation on XL Capital’s voting power contained in our Bye-laws. An investor who does not hold, and is not deemed under the provisions of our Bye-laws to own, any of our common shares may therefore purchase up to 4,273,616 common shares without being subject to voting cutback provisions in our Bye-laws.

There are provisions in our Bye-laws which may limit a shareholder’s voting rights if our Board of Directors determines to do so to avoid certain material adverse legal, tax or regulatory consequences.

          Our Board of Directors may limit a shareholder’s voting rights where it deems it appropriate to do so to avoid certain material adverse tax, legal or regulatory consequences to us or any of our subsidiaries or any shareholder or its affiliates. These consequences may include subjecting us or our subsidiaries to insurance regulatory requirements in jurisdictions in which we would not otherwise be subject or subjecting us, or our subsidiaries or shareholders to adverse tax consequences due to a particular person’s ownership of our shares. See “Certain Tax Considerations.” We also have the authority under our Bye-laws to request information from any shareholder for the purpose of determining ownership of controlled shares by such shareholder. It is expected that our Board of Directors would provide, to the extent they deem appropriate and without subjecting us or our shareholders to such material adverse consequences, appropriate notification to the applicable shareholder and an opportunity to make an appropriate presentation to our management or Board prior to so limiting any shareholders’ voting rights.

There are provisions in our Bye-laws that may restrict shareholders’ ability to transfer common shares and, therefore, may affect the liquidity of common shares.

          Our Board of Directors may decline to approve or register a transfer of any common shares (1) if it appears to the Board of Directors, after taking into account the limitations on voting rights contained in our Bye-laws, that any adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders or their respective affiliates would result from such transfer (other than such as our Board of Directors considers to be de minimis), (2) if the Board of Directors does not receive a written opinion from counsel supporting the legality of the transaction under U.S. securities laws and approval from appropriate governmental authorities if any such approval is required, provided that no such opinion shall be required if it is inconsistent with the applicable requirements of any applicable stock exchange or (3) if the transferee has not been approved by applicable governmental authorities (if such approval is required) or if the transfer is not in compliance with applicable consent, authorization or permission of any governmental body or agency in Bermuda. These restrictions in our Bye-laws could adversely affect the liquidity of the common shares that you own.

Bermuda Law and our Bye-laws provide broad indemnity and exculpation protections for the benefit of our officers, directors and employees.

          Under Bermuda law and our Bye-laws, we will indemnify our officers, directors and employees to the full extent permitted by Bermuda law and none of our officers, directors or employees would be personally liable to us or our shareholders, unless in any such case such officer, director or employee is found, by a court of competent jurisdiction in a final judgment or decree not subject to appeal, guilty of any fraud or dishonesty in relation to our company.

Provisions in our Bye-laws could impede an attempt to replace or remove our directors or change the direction or policies of our company, which could diminish the value of our common shares.

          Our Bye-laws contain provisions that may make it more difficult for shareholders to replace directors, or effect a change in corporate policy or direction, even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts in the future.

          For example, our Bye-laws contain the following provisions that could have such an effect:

•	election of our directors is staggered, meaning that the members of only one of three classes of our directors are elected each year;

•	shareholders may not remove directors except for cause (as defined in our Bye-laws) and only by the affirmative vote of at least 66-2/3% of the votes cast at a general meeting;

•

our Bye-laws recognize the right of XL Capital, pursuant to the transition agreement, to nominate such number of nominees for director as would equal one nominee less than a majority of the nominees for director;

•

if the controlled shares (as defined in our Bye-laws) of any person (other than XL Capital or its consolidated subsidiaries or, in certain circumstances, up to three transferees thereof) confer votes representing more than 9.5% of the aggregate voting power of all common shares entitled to vote on a matter, including an election of directors, the number of such votes shall be reduced by whatever amount is necessary such that, after giving effect to any such reduction (and any other reductions in voting power required by our Bye-laws), votes conferred by such shares represent 9.5% of the aggregate voting power of all common shares entitled to vote on such matter;

•

our Board of Directors may decline to approve or register the transfer of any common shares on our share register if it appears to the Board of Directors, after taking into account the limitations on voting rights contained in our Bye-laws, that any adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders or their respective affiliates would result from such transfer (other than such as our Board of Directors considers to be de minimis) or, if the Board of Directors does not receive: (i) a written opinion from counsel supporting the legality of the transaction under U.S. securities laws, provided that no such opinion will be required if it is inconsistent with the applicable requirements of any applicable stock exchange and (ii) approval from appropriate governmental authorities if any such approval is required; and

•

shareholders may not pass a written resolution with respect to any matter unless such resolution is signed by all of the shareholders who at the date of such resolution would otherwise be entitled to attend a meeting and vote on such resolution.

          There are regulatory limitations on the ownership and transfer of our common shares.

          The BMA must approve all issuances and transfers of securities of a Bermuda exempted company like us. We have received permission from the BMA to issue our common shares, and for the free transferability of our common shares as long as the shares are listed on the New York Stock Exchange or other appointed exchange, to and among persons who are non-residents of Bermuda for exchange control purposes and up to 20% of the common shares to and among persons who are residents of Bermuda for exchange control purposes. Any other transfers remain subject to approval by the BMA.

Shareholders of our company may have greater difficulties in protecting their interests than as a shareholder of a U.S. corporation.

          The Companies Act, which applies to our company, differs in material respects from laws generally applicable to U.S. corporations and their shareholders. Taken together with the provisions of our Bye-laws, some of these differences may result in your having greater difficulties in protecting your interests as a shareholder of our company than you would have as a shareholder of a U.S. corporation. This affects, among other things, the circumstances under which transactions involving an interested director are voidable, whether an interested director can be held accountable for any benefit realized in a transaction with our company, what approvals are required for business combinations by our company with a large shareholder or a wholly-owned subsidiary, what rights you may have as a shareholder to enforce specified provisions of the Companies Act or our Bye-laws, and the circumstances under which we may indemnify our directors and officers.

We are a Bermuda company and it may be difficult for our shareholders to enforce judgments against us or against our directors and executive officers.

          We were incorporated under the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and a portion of our assets and the assets of such persons may be located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons, or to recover against us or them on judgments of U.S. courts, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial application under Bermuda law and do not have force of law in Bermuda; however, a Bermuda court may impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

          We have been advised by Bermuda counsel, that there is doubt as to whether the courts of Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers predicated upon the civil liability provisions of the U.S. federal securities laws, or original actions brought in Bermuda against us or such persons predicated solely upon U.S. federal securities laws. Further, we have been advised by Bermuda counsel that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts in civil and commercial matters, and there are grounds upon which Bermuda courts may decline to enforce the judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts as contrary to public policy in Bermuda. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

          We and our subsidiaries currently lease office space in Bermuda; New York, New York; Norwalk, Connecticut; Walnut Creek, California; London; Madrid and Singapore.

ITEM 3. LEGAL PROCEEDINGS

          In the ordinary course of business, we are subject to litigation or other legal proceedings. It is the opinion of management, after consultation with legal counsel and based upon the information available, that the expected outcome of any outstanding litigation, individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or liquidity.

          XLCA received a grand jury subpoena dated November 15, 2006 from the New York Office of the Antitrust Division of the U.S. Department of Justice in connection with an investigation into the municipal guaranteed investment contract market and related products. Thereafter, the Antitrust Division served a superseding grand jury subpoena dated November 30, 2006 addressed to XL Asset Funding Company I LLC (“XLAF”) instead of XLCA. XLAF is not a subsidiary of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of ordinary shareholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

          The following table provides information regarding our executive officers and key employees as of December 31, 2006:

Name	Age	Position(s)
Paul S. Giordano	44	President and Chief Executive Officer; Director
David P. Shea	51	Executive Vice President and Chief Financial Officer
Edward B. Hubbard	47	Executive Vice President and Chief Operating Officer
Michael E. Rego	46	Executive Vice President—Financial Guarantee Reinsurance
Richard P. Heberton	48	Senior Managing Director and Chief Credit Officer of XLCA
Thomas W. Currie, CFA	47	Senior Vice President and Chief Risk Officer; Chief Underwriting Officer of XLFA
T. Wynne Morriss, Jr.	45	Head of Origination, XLCA
Claude L. LeBlanc	41	Executive Vice President— Corporate Development & Strategy
Orlando Rivera	45	Head of Human Resources

          Paul S. Giordano has been President, Chief Executive Officer and a director of SCA since its formation and Chairman and Chief Executive Officer of XLCA since March 2005 and March 2006, respectively. Mr. Giordano has recently served as Executive Vice President and Chief Executive of Financial Products and Services Operations for XL Capital. Mr. Giordano previously served as General Counsel of XL Capital from January 1997 to November 2004. Mr. Giordano has also been a director of Primus Guaranty Ltd. since May 2005. Mr. Giordano was associated with Cleary, Gottlieb, Steen & Hamilton and Clifford Chance in New York and London prior to joining XL Capital.

          David P. Shea has been Executive Vice President and Chief Financial Officer of SCA since its formation. From March 2003 to August 2006, Mr. Shea served as Chief Financial & Administrative Officer of Financial Products and Services Operations for XL Capital. Prior to joining XL Capital, Mr. Shea held various senior management positions during his 17-year career at General Electric Company, most recently as Chief Financial Officer and Treasurer at Financial Guaranty Insurance Company from April 2001 to March 2003.

          Edward B. Hubbard has been Executive Vice President-Financial Guarantee Insurance of SCA since its formation. Mr. Hubbard has served as President and Chief Operating Officer of XLCA since June 2004 and previously served as Chief Financial Officer and Chief Administrative Officer of XLCA from February 2000 to June 2004. Prior to joining XLCA, Mr. Hubbard was a Managing Director at MBIA Insurance Corporation from February 1998 to February 2000. Mr. Hubbard worked in a variety of positions, including Senior Vice President and Treasurer, at Capital Markets Assurance Corporation from April 1990 to February 1998, when MBIA Inc. acquired Capital Markets Assurance Corporation.

          Michael E. Rego has been Executive Vice President—Financial Guarantee Reinsurance of SCA since its formation. Mr. Rego has served as Executive Vice President and Chief Operating Officer of XLFA since July 2004 and previously served as Chief Operating Officer of XLCA-UK from May 2002 to July 2004 and as Vice President of XLI from December 1997 to July 2000. Prior to joining XLI, Mr. Rego worked at the Bank of Bermuda Ltd from September 1982 to November 1997.

          Richard P. Heberton has been Senior Managing Director and Chief Credit Officer of XLCA since April 2005. Mr. Heberton previously served as Head of Surveillance of XLCA from February 2000 to April 2005. Prior to joining XLCA, Mr. Heberton was a director and a manager in the Insured Portfolio Management department at MBIA Insurance Corporation.

          Thomas W. Currie, CFA has been Senior Vice President and Chief Risk Officer of SCA since its formation. Mr. Currie has served as Chief Underwriting Officer of XLFA since February 2002. Prior to joining XLFA, Mr. Currie was a structured finance bond analyst in the new assets group at Standard & Poor’s, a division of The McGraw-Hill Companies, Inc.

          T. Wynne Morriss, Jr. has been Head of Origination at XLCA since October 2006. Mr. Morriss previously led XLCA’s public finance, global infrastructure, power & utilities, and specialized risk product groups. He has been at XLCA and its predecessor companies since March 1999, and has served in a number of other capacities, including as XLCA’s General Counsel. Prior to joining XLCA, Mr. Morriss served as associate general counsel at CapMAC Holdings, Inc. and subsequently at MBIA Insurance Corporation when it acquired CapMAC in 1998. Mr. Morriss practiced law for seven years with Sidley & Austin and Skadden, Arps, Slate, Meagher & Flom.

          Claude L LeBlanc joined SCA in November 2006 as Executive Vice President—Corporate Development and Strategy. Mr. LeBlanc previously served as Senior Vice President—Corporate Development for XL Capital Ltd from April 2002 to November 2006. Prior to joining XL Capital Ltd, Mr. LeBlanc served in a variety of senior financial and operating roles, including Chief Operating Officer for TransWorld Network International and Vice President Financial Advisory Services for PricewaterhouseCoopers where he advised on mergers and acquisition, due diligence, financing and transaction structuring.

          Orlando Rivera has been Head of Human Resources of SCA since its formation. Prior to being appointed to this role, Orlando served as Human Resources Global Generalist for XL Capital's Financial Products & Services segment from October 2003 to August 2006. Before joining XL Capital, he was head of Human Resources for Gen Re Securities’ U.S. business and has more than 20 years professional experience in human resources positions in the financial services industry.

PART II

All amounts presented in this part are in U.S. dollars except as otherwise noted.

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          The Company’s common shares, $0.01 par value, are listed on the New York Stock Exchange under the symbol “SCA”.

          The following table sets forth the high, low and closing sales prices per share, as reported on the New York Stock Exchange Composite Tape, of the Company’s common shares per fiscal quarter commencing from the Company’s initial public offering on August 4, 2006.

	High	Low	Close

2006:
3rd Quarter	$24.50	$20.50	$23.95
4th Quarter	$28.16	$22.92	$27.83

          Each common share has one vote. However, as a result of limitations on XL Capital’s voting power contained in SCA’s Bye-laws, the votes conferred by the common shares owned by XL Capital will not exceed, with respect to elections of directors, 50.1% of the aggregate voting power of all common shares entitled to vote generally at any election of directors or, with respect to any other matter presented to our shareholders for their action or consideration, 47.5% of the aggregate voting power of all common shares entitled to vote on such matter.

          There were approximately 2,900 record holders of our common shares as of December 31, 2006. This figure does not represent the actual number of beneficial owners of the our Class A ordinary shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

          The declaration and payment of future dividends by us will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs, capital and surplus requirements of the Company’s operating subsidiaries and regulatory and contractual restrictions.

          As a holding company, SCA’s ability to meet its cash requirements (including any dividends on its common shares, if and when declared) depends upon the receipt of dividends from its operating subsidiaries, if declared and paid, and investment income on assets held by it from the proceeds of the IPO, offset by expenses incurred for employee compensation and other expenses incurred as a stand-alone public company. The payment of dividends from our operating subsidiaries is subject to regulatory and other restrictions. In 2006, one quarterly dividend was paid by SCA in the amount of $0.02 per share to all common shareholders of record as of December 11, 2006. Also, on February 27, 2007, our board of directors declared a dividend of $.02 per common share, which is payable on March 30, 2007 to shareholders of record on March 15, 2007. For further information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

          Information concerning securities authorized for issuance under equity compensation plans appears in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Common Share Performance Graph

          Set forth below is a line graph comparing the monthly dollar change in the cumulative total shareholder return from the effective date of our IPO through December 31, 2006 as compared to the cumulative total return during such period of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s 500 Financial Stock Index. This graph assumes an equal measurement point of $100 of invested value on August 1, 2006, with all dividends reinvested.

Purchases of Equity Securities by the Issuer and Affiliate Purchases

None

ITEM 6. SELECTED FINANCIAL INFORMATION

          The following table presents our selected consolidated financial and operating data. The financial data set forth below for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 are derived from our consolidated financial statements. The financial data as at December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 have been audited. The information set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in Item 8.

	Year Ended December 31,

(in thousands, except per share amounts)	2006	2005	2004	2003	2002

Statement of operations data:
Gross premiums written	$353,728	$233,269	$232,541	$260,321	$161,108
Reinsurance premiums assumed	55,271	52,170	44,021	59,131	36,899

Total premiums written	408,999	285,439	276,562	319,452	198,007
Ceded premiums	(13,067)	(40,527)	(8,123)	(67,414)	(87,903)

Net premiums written	395,932	244,912	268,439	252,038	110,104
Net premiums earned	183,115	151,839	116,281	103,072	57,585
Net investment income	77,724	51,160	35,746	22,754	25,962
Net realized (losses) gains on investments	(16,180)	(3,221)	(178)	3,621	15,896
Net realized and unrealized (losses) gains on credit derivatives	(8,385)	(6,681)	12,687	15,606	6,066
Fee income and other	2,365	750	100	3,321	174

Total revenues	238,639	193,847	164,636	148,374	105,683
Net losses and loss adjustment expenses	14,958	26,021	21,274	20,038	4,584
Acquisition costs, net	16,240	12,231	8,259	6,776	1,136
Operating expenses	78,999	67,621	58,395	51,719	35,565

Total expenses	110,197	105,873	87,928	78,533	41,285

Income before income tax and minority interest	128,442	87,974	76,708	69,841	64,398
Income tax expense (benefit)	3,133	(1,277)	1,920	(955)	(246)

Income before minority interest	125,309	89,251	74,788	70,796	64,644

Minority interest – dividends on redeemable preferred shares	7,954	8,805	15,934	9,491	8,866

Net income	$117,355	$80,446	$58,854	$61,305	$55,778

Per Share Data (1):
Earnings per share:
Basic	$2.19	$1.74	$1.28	$1.33	$1.21
Diluted	$2.18	$1.74	$1.28	$1.33	$1.21

Dividends (2)

(1)

2002 – 2005 based on 46,127,245 shares outstanding immediately prior to the initial public offering of our common stock. See note 20 to our consolidated financial statements for additional information.

(2)

On October 31, 2006 the Board of Directors of the Company declared a cash dividend on our common shares of $0.02 per share, aggregating $1.3 million. The dividend was paid on December 29, 2006 to shareholders of record on December 11, 2006. Also, on February 27, 2007, our board of directors declared a dividend of $.02 per common share, which is payable on March 30, 2007 to shareholders of record on March 15, 2007. Any future dividends will be subject to the discretion and approval of the Board of Directors.

	As of December 31,

(in thousands, except per share amounts)	2006	2005	2004	2003	2002

Balance sheet data:
Investments, cash and cash equivalents	$2,160,911	$1,419,054	$1,228,452	$935,703	$660,990
Prepaid reinsurance premiums	59,983	69,873	57,454	108,475	78,713
Deferred acquisition costs	93,809	59,592	44,599	17,739	7,670
Reinsurance balances recoverable on unpaid losses	88,616	69,217	60,914	11,400	5,979
Total assets	2,496,814	1,684,315	1,472,193	1,137,631	786,437
Unpaid losses and loss adjustment expenses	178,517	147,368	115,734	47,195	21,735
Deferred premium revenue	795,906	592,585	487,093	385,956	207,228
Total liabilities	1,076,278	765,983	618,774	469,213	277,365
Accumulated other comprehensive income	(19,705)	(20,307)	(241)	2,501	8,907
Shareholders’ equity	1,366,520	867,814	804,730	621,563	465,066
Per Share Data:
Book value per share	$21.31	$18.81	$17.45	$13.47	$10.08

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes which appear in Item 8. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and under the headings “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Overview

     General

          We are a Bermuda-domiciled holding company whose operating subsidiaries provide credit enhancement and protection products to the public finance and structured finance markets throughout the United States and internationally.

          We provide credit enhancement and protection through the issuance of financial guarantee insurance policies and credit default swaps, as well as the reinsurance of financial guarantee insurance and credit default products written by other insurers. Financial guarantee insurance provides an unconditional and irrevocable guarantee to the holder of a debt obligation of full and timely payment of principal and interest. In the event of a default under the obligation, the insurer has recourse against the issuer and/or any related collateral (which is more common in the case of insured asset-backed obligations or other non-municipal debt) for amounts paid under the terms of the policy. Credit default swaps are derivative contracts that offer credit protection relating to a particular security or pools of specified securities. Under the terms of a credit default swap, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a referenced security. Our financial guarantee reinsurance provides a means by which financial guarantee insurance companies can manage and mitigate risks in their in-force business and/or increase their capacity to write such business.

     Initial Public Offering

          On August 4, 2006, we completed the sale of 18,009,119 of our common shares through an initial public offering (the “IPO”) at $20.50 per share for aggregate consideration of $369.2 million. Underwriting expenses were $22.2 million and other issuance costs were $5.7 million resulting in net proceeds of approximately $341.3 million. In addition, XL Capital sold 4,438,609 of its common share holdings in SCA directly to the public in a secondary offering concurrent with our IPO and another 992,165 common shares of SCA pursuant to the exercise of the underwriters’ over-allotment option. As a result, after the IPO, the aforementioned secondary offering, the exercise of the underwriters’ over-allotment option, and restricted share awards to management of SCA, XL Capital’s ownership of SCA’s outstanding common shares represents approximately a 63 percent economic interest in SCA. As a result of limitations on XL Capital’s voting power contained in our Bye-laws, the votes conferred by the common shares owned by XL Capital will not exceed, with respect to elections of directors, 50.1% of the aggregate voting power of all common shares entitled to vote generally at any election of directors or, with respect to any other matter presented to our shareholders for their action or consideration, 47.5% of the aggregate voting power of all common shares entitled to vote on such matter. If, however, the rating agencies would permit XL Capital’s voting rights to be commensurate with its economic interest in SCA, without adversely affecting the ratings of SCA or its operating subsidiaries, XL Capital’s voting power would automatically increase and consequently the voting power of all other shareholders in the aggregate would correspondingly decrease, thereby eliminating preferential voting rights of all SCA’s other shareholders. See Liquidity and Capital Resources for further details regarding the use of proceeds.

     Formation Transactions

          Concurrent with the IPO, we entered into arrangements with affiliates of XL Capital to: (i) provide us with protection with respect to adverse development on certain transactions, (ii) have exposures transferred to us or re-assume exposures under certain financial guarantee policies that were originally reinsured to, or written on our behalf by, XLI, due principally to single risk constraints and rating agency capital adequacy requirements applicable to us at the time that business was first written, (iii) cancel our reinsurance of certain non-financial guarantee business ceded to us by XLI, (iv) govern certain aspects of our relationship with XL Capital after the IPO, including a series of service agreements under which subsidiaries of XL Capital provide certain services to us or receive certain services from us for a period of time after the IPO, (v) contribute to us the proceeds from the redemption of an investment related to our financial guarantee business which aggregated $15.0 million (this contribution was made on the effective date of the IPO), and (vi) fund a portion of long-term compensation awarded by XL Capital to our employees prior to the IPO. In this regard, in December 2006 XL Capital contributed $6.2 million to us to fund the aforementioned long-term compensation awards of SCA employees which were voluntarily or involuntarily converted from XL Capital long-term incentive plans to our long-

term incentive plans and will make periodic contributions in the future for such awards that were not so converted. Such future contributions are not expected to exceed $1.6 million in the aggregate.

          Certain of the aforementioned arrangements are discussed in more detail below. See also Note 7 to our Consolidated Financial Statements elsewhere herein for further information in regard to the Formation Transactions.

•

Effective August 4, 2006, certain subsidiaries of XL Capital indemnified us for all losses and loss adjustment expenses incurred in excess of our retained reserves at the effective date of the agreement relating to an insured project financing. In consideration for the aforementioned indemnifications we are obligated to pay such affiliates an aggregate amount of approximately $9.8 million on an installment basis over the life of the aformentioned project financing. See Note 13 (a) to our Consolidated Financial Statements elsewhere herein for further information.

•

Effective August 4, 2006, XLA indemnified us for any dimunition in value below their carrying value at June 30, 2006 of certain investments which were acquired in connection with the satisfaction of a claim under a financial guarantee insurance policy issued by XLCA. In addition, pursuant to the aforementioned indemnity, XLA agreed to indemnify us for any costs arising out of any litigation or future claim in connection with the aforementioned insurance policy. See Note 13 (b) to our Consolidated Financial Statements elsewhere herein for further information.

•

On August 4, 2006, we terminated a facultative quota share reinsurance treaty with XLI that had been effective since 2001. As a result of the termination, XLI returned $26.5 million of premiums to us, we returned ceding commissions of $7.8 million to XLI, and XLI paid us $18.7 million.

•

On August 4, 2006, we and XLI agreed to cancel from inception the reinsurance of certain business ceded under a facultative quota share reinsurance treaty that was effective since 1999. As a result of this cancellation, we paid XLI $0.2 million, XLI assumed our obligation for $1.2 million of reserves for losses and loss adjustment expenses, and we recorded a capital contribution of $1.0 million. In addition, on such date, we assumed certain business from XLI. As a result thereof, we recorded assumed premiums of approximately $8.0 million, ceding commissions of approximately $1.0 million and received cash from XLI of approximately $7.0 million.

     Key Factors Affecting Profitability

          We believe that the financial guarantee business is significantly affected by economic cycles. For example, a robust economy featuring a good or improving credit environment is beneficial to the in-force portfolios of financial guarantee insurers and reinsurers. Historically, however, when such conditions have existed for an extended period, credit spreads tend to narrow and pricing and demand for financial guarantee insurance and reinsurance tend to decline. A deteriorating economic and credit environment, in contrast, is typically marked by widening credit spreads and increasing pricing for financial guarantee products. However, a prolonged period of weak or declining economic activity could stress in-force financial guarantee insured portfolios and result in claims or could adversely impact capital adequacy due to deterioration in the credit quality of in-force insured portfolios. During the past several years, economic conditions and the credit environment have been strong and, as a result, credit spreads have generally narrowed and new aggregate business production of primary insurers has generally slowed.

          We derive our revenues principally from: (i) premiums from our insurance and reinsurance businesses, (ii) net investment income and net realized gains and losses from our investment portfolio supporting these businesses and (iii) realized and unrealized gains and losses on credit derivatives.

          Our premiums are a function of the amount of par or notional amount of debt obligations that we guarantee, market prices and the type of debt obligation guaranteed. We receive premiums either on an upfront basis when the policy is issued or the contract is executed or on an installment basis over the life of the applicable transaction.

          Premiums are accounted for as written when due; therefore when we enter into policies that provide for upfront premium, all of the premium on the policy is accounted for as written generally when the policy commences. The portion of the upfront premium that has been written but has not yet been earned is carried on our balance sheet as deferred premium revenue. When we enter into policies that provide for installment premium, only that installment of the premium that is then due (generally the current monthly, quarterly or semiannual installment) is accounted for as written. Future premium installments during the remainder of the life of the installment-based policy are not reflected on our balance sheet. Therefore, the amount of total premiums written that we report for any period will be affected by the mix of policies that we wrote in that period on an “upfront” and, in that period and prior periods, on an “installment” basis. Generally, a financial guarantee insurance company with a growing in-force book of business should recognize an increasing amount of net earned premium from policies written in prior reporting periods, whether premiums are received on an upfront or installment basis. Future installments of premium on business written in a year are sometimes reported by financial guarantors as a component of adjusted gross premiums (“AGP”), a non-GAAP financial measure –See “Business-Financial Guarantee Insurance Segment”. The amount of installment premiums actually realized by us in the future (and that would be otherwise reflected in revenue) could be reduced due to factors such as early termination of insurance contracts or accelerated prepayments of underlying obligations. See “—Critical Accounting Policies and Estimates” below for a description of how such premiums are earned.

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

          Unrealized gains and losses on credit derivatives and insurance policies that we account for as derivative contracts are a function of changes in the estimated fair value of those contracts. We expect these unrealized gains and losses to fluctuate primarily based on changes in credit spreads and the credit quality of the referenced securities. We generally hold these derivative contracts to maturity. When we hold a derivative contract to maturity, the cumulative unrealized gains and losses will net to zero if we incur no credit losses on that contract. In certain circumstances, we may choose to terminate a credit derivative prior to its maturity (for example, upon deterioration in underlying credit quality).

          Our expenses primarily consist of losses and loss adjustment expenses, acquisition costs, operating expenses, and income taxes. Losses and loss adjustment expenses are a function of the quality, amount and type of business we guarantee and are based upon estimates. The risks inherent in our credit enhancement businesses have a low expected frequency of loss and, at the time we accept such risk, generally will be of investment-grade quality without the benefit of credit enhancement provided by us through the issuance of our insurance policies and credit default swaps. Acquisition costs are related to the production of new business and are generally deferred and recognized over the period in which the related premiums are earned. See “—Critical Accounting Policies and Estimates—Deferred Acquisition Costs and Deferred Ceding Commissions.” Operating expenses consist primarily of costs relating to compensation of our employees, information technology, office premises and professional fees. Income taxes are a function of our profitability and the applicable tax rate in the various jurisdictions in which we do business.

     Other Measures Used by Management to Evaluate Operating Performance

          The following are certain financial measures management considers important in evaluating the Company’s operating performance:

          We review our periodic sales performance by reviewing a non-GAAP measure known as “adjusted gross premiums.” Adjusted gross premiums for any period equals the sum of: (i) upfront premiums written in such period, (ii) current installment premiums on business written in such period and (iii) expected future installment premiums on contracts written during such period that remain in force and for which there is a binding obligation on the part of the insured to pay the future installment premiums, discounted at 7%, which we refer to as the “present value of future installment premiums,” or “PVFIP,” on business written during such period. The 7% discount rate was established when our subsidiaries first started reporting adjusted gross premiums based upon the view that 7% was the appropriate discount for these future premiums and that rate has not been changed in order to preserve comparability among periods. This measure adjusts for the fact, as described above, that upfront premiums are recorded in full as total premiums written at inception of the contract but future installment premiums are not, even though the volume of insured business we are writing is essentially the same. PVFIP is not reflected on our consolidated balance sheet. PVFIP can be negatively affected by prepayments and refundings, early terminations, credit losses or other factors impacting our in-force book of business.

          The following is a reconciliation of total premiums written to adjusted gross premiums. Total premiums written is the most directly comparable GAAP financial measure.

	Years Ended December 31,

(in millions)	2006	2005	2004

Total upfront premiums written	$278.3	$163.8	$166.4
Total installment premiums written	130.7	121.6	110.2

Total premiums written	409.0	285.4	276.6
Present value of estimated future installment premiums written and assumed on contracts issued in the current period, discounted at 7%	147.1	110.4	18.4

Adjusted gross premiums	$556.1	$395.8	$295.0

          We also measure our performance by excluding from net income: (i) net realized gains (losses) on investments and credit derivatives and (ii) earned premiums from refundings. Management believes that net income adjusted to exclude the aforementioned items provides a better measure of the operating performance of its business, as such items are largely not subject to management discretion or control.

          We also view the Company’s book value per share as an additional measure of the Company’s performance. Book value per share is calculated by dividing shareholders’ equity by the number of outstanding common shares at any period end. Book value per share is affected primarily by the Company’s net income and also by any changes in the net unrealized gains and losses on its investment portfolio. Book value per share was $21.31 at December 31, 2006, as compared to $18.81 at December 31, 2005. The increase in book value was primarily attributable to net income, partially offset by an increase in unrealized losses on our investment portfolio, which was principally attributable to rising interest rates.

     Segments

          Our businesses are organized and managed in two operating segments: financial guarantee insurance and financial guarantee reinsurance. Our financial guarantee insurance segment offers financial guarantee insurance policies and credit default swaps. Our financial guarantee reinsurance segment reinsures financial guarantee policies and credit default swaps issued by other monoline financial guarantee insurance companies. We evaluate the performance of each operating segment based upon underwriting profit or loss before income taxes, nonrecurring items (for example, items of an unusual or infrequent nature) and inter-segment transactions. Certain costs and operating expenses are allocated to each of the segments based upon: (i) a review of the nature of such costs and (ii) time studies analyzing the amount of employee compensation costs incurred by each segment. Except for the foregoing allocations, the accounting policies of the segments are the same as those described in the summary of significant accounting policies in our consolidated financial statements presented elsewhere in Item 8.

     Critical Accounting Policies and Estimates

          The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates, and those differences may be material.

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

          An understanding of our accounting policies for these items is of critical importance to understanding our consolidated financial statements. The following discussion provides more information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to our consolidated financial statements.

     Reserves for Losses and Loss Adjustment Expenses

          Our financial guarantees insure scheduled payments of principal and interest due on various types of financial obligations against payment default by the issuers of such obligations. We establish reserves for losses and loss adjustment expenses on such business based on our best estimate of the ultimate expected incurred losses. Our estimated ultimate expected incurred losses are comprised of: (i) case basis reserves, (ii) unallocated reserves, and (iii) cumulative paid losses to date. Establishment of such reserves requires the use and exercise of significant judgment by management, including estimates regarding the occurrence and amount of a loss on an insured obligation. Estimates of losses may differ from actual results and such difference may be material, due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred. Examples of these events include changes in the level of interest rates, credit deterioration of insured obligations, and changes in the value of specific assets supporting insured obligations. Both qualitative and quantitative factors are used in establishing such reserves. In determining the reserves, management considers all factors in the aggregate, and does not attribute the reserve provisions or any portion thereof to any specific factor. Any estimate of future costs is subject to the inherent limitation on our ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and loss adjustment expenses will vary, perhaps materially, from any estimate.

          The following tables summarize our gross reserves (before the effect of reinsurance ceded) for losses and loss adjustment expenses by segment and by type of reserve as of the dates presented. For an explanation of changes in these reserves see “—Consolidated Results of Operations.”

	As of December 31, 2006

(in thousands)	Financial Guarantee Insurance	Financial Guarantee Reinsurance	Total

Gross case basis reserve for losses	$82,304	$1,568	$83,872
Gross case basis reserve for loss adjustment expenses	1,479	—	1,479
Gross unallocated reserves	76,407	16,759	93,166

Total	$160,190	$18,327	$178,517

	As of December 31, 2005

(in thousands)	Financial Guarantee Insurance	Financial Guarantee Reinsurance	Total

Gross case basis reserve for losses	$64,057	$1,269	$65,326
Gross case basis reserve for loss adjustment expenses	2,880	1,176	4,056
Gross unallocated reserves	63,091	14,895	77,986

Total	$130,028	$17,340	$147,368

          Case basis reserves on financial guarantee insurance business written are established by us with respect to a specific policy or contract upon receipt of a claim notice or when management determines that (i) a claim is probable in the future based on specific credit events that have occurred and (ii) the amount of the ultimate loss that we will incur can be reasonably estimated. As specific case basis reserves are established we consider whether any changes are required to the assumptions underlying the calculation of unallocated reserves (which are discussed below) as a result of such activity. As case basis reserve activity to date has been limited, we have not adjusted our unallocated reserves assumptions due to such activity. The amount of the case basis reserve is based on the net present value of the expected ultimate loss and loss adjustment expense payments that we expect to make, net of expected recoveries under salvage and subrogation rights. Case basis reserves are determined using cash flow or similar models to estimate the net present value of the anticipated shortfall between (i) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (ii) anticipated cash flow from the proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries. A number of quantitative and qualitative factors are considered when determining or assessing, in management’s judgment, the need for a case basis reserve. These factors may include the creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured, the projected cash flow or market value of any assets that collateralize or secure the insured obligation, and the historical and projected loss rates on such assets. Other factors that may affect the actual ultimate loss include the state of the economy, changes in interest rates, rates of inflation and the salvage values of specific collateral. Case basis reserves are generally discounted at a rate reflecting the yield on our investment portfolio during the period the case basis reserve is established. We believe this yield is an appropriate rate to discount our reserves because it reflects the rate of return on the assets supporting such business. When a case basis reserve is established for a guaranteed obligation whose premium is paid on an upfront basis, we continue to record premium earnings on such policy over its remaining life, unless we have recorded a full limit loss with respect to such policy, in which case the remaining deferred premium revenue relating thereto is immediately reflected in earnings. When a case basis reserve is established for a guaranteed obligation whose premium is paid on an installment basis, those premiums, if expected to be received prospectively, are considered a form of recovery and are no longer earned as premium revenue.

          Case basis reserves on financial guarantee reinsurance assumed are generally established by us upon notification from ceding companies. Based on our evaluation of the loss activity reported to us from our ceding companies, as well as the results from our periodic reviews of our ceding companies’ underwriting and surveillance procedures, we may, in management’s judgment, establish case reserves greater than those reported by the ceding companies. Our reinsurance contracts require ceding companies to submit monthly statements of premium and loss activity for the period, as well as information regarding the performance of reinsured contracts on the ceding companies’ equivalent of our list of closely monitored credits as discussed below. This information is recorded into our records upon receipt of the monthly statements. Due to the timing of the receipts of such statements from our ceding companies, we record such activity on a one-month lag. Therefore, each annual reporting period includes a full twelve months of actual activity based on reports for each of the months from December 1 of the prior calendar year through November 30 of the reporting year. Because such activity principally consists of premium and related activity, we believe that reporting such activity on a one-month lag allows us to record more accurate information than if we were to estimate such activity for one month, and we compare our calendar year results to our results recorded on a one-month lag for reasonableness. Further, because only a small percentage of premiums written recorded in a particular month is earned in the same month, the impact of the one-month lag on earned premiums is not material.

          In assessing whether a loss is probable, management considers all available qualitative and quantitative evidence. Qualitative evidence may take various forms and the nature of such evidence will depend upon the type of insured obligation and the nature and sources of cash flows to fund the insured obligation’s debt service. For example, such evidence with respect to an insured special revenue obligation, such as an obligation supported by cash flows from a toll road, would consider traffic statistics such as highway volume and related demographic information, whereas an insured mortgage backed securitization would consider the quality of the mortgage loans supporting the insured obligation including delinquency and foreclosure rates, loan to value statistics, market valuation of the mortgaged properties and other pertinent information. In addition, management will make qualitative judgments with respect to the amount by which certain other structural protections built into the transaction are expected to limit our loss exposure. Examples of such structural protections may include: (i) rate covenants, which generally stipulate that issuers (i.e. public finance issuers) set rates for services at certain pre-determined levels (i.e. water and sewer rates which support debt obligations supported by such revenues), (ii) springing liens, which generally require the issuer to provide additional collateral upon the breach of a covenant or trigger incorporated into the terms of the transaction, (iii) consultant call-in rights, which provide, under certain circumstances, for a consultant to be engaged to make certain binding recommendations, such as raising rates or reducing expenses, (iv) the ability to transfer servicing of collateral assets to another party, and (v) other legal rights and remedies pursuant to representations and warranties made by the issuer and written into the terms of such transactions. Quantitative information may take the form of cash flow projections of the assets supporting the insured debt obligation (which may include, in addition to collateral assets supporting the obligation, structural protections subordinate to the attachment point of our risk, such as cash reserve accounts and letters of credit), as well as (to the extent applicable) other metrics indicative of the performance of such assets and the trends therein. Management’s ability to make a reasonable estimate of its expected loss depends upon its evaluation of the totality of both the available quantitative and qualitative evidence, and no one quantitative or qualitative factor is dispositive.

          In addition to case basis reserves, we maintain an unallocated loss reserve for expected losses inherent in our in-force business (consisting of both financial guarantee insurance and reinsurance business) that we expect to emerge in the future. Our unallocated loss reserves represent our estimated ultimate liability from claims expected to be incurred in the future under our in-force insured and reinsured policies less outstanding case basis reserves and cumulative paid claims to date on such policies. Our unallocated reserves are estimated by management based upon an actuarial reserving analysis. The actuarial methodology applied by us is in accordance with Actuarial Standards of Practice No. 36, Determination of Reasonable Provision. The methodology applied is based on the selection of an initial expected loss ratio, as well as an expected loss emergence pattern (i.e., the expected pattern of the expiration of risk on insured and reinsured in-force policies). Salvage and subrogation recoveries are implicit in our selected expected ultimate loss ratio as such ratio is derived from industry loss experience, which is net of salvage and subrogation recoveries (i.e., from the liquidation of supporting or pledged collateral assets). The implicit inclusion of salvage and subrogation recoveries in our selected expected ultimate loss ratio is consistent with management’s explicit consideration of collateral support in the establishment of its case basis reserves.

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

          The selection of our initial expected loss ratio is based on an analysis, which we update annually, of the historic earned premium and ultimate losses of the financial guaranty industry. The analysis utilizes loss and premium data filed by the three largest companies in the financial guaranty insurance industry in Schedule P of their annual statutory financial statements. These statutory filings provide data for ten calendar years and exclude unallocated reserves. Information on unallocated reserves is obtained from Annual Reports filed with the SEC on Form 10-K and is combined with the Schedule P data to estimate ultimate loss ratios for each of the preceding ten years. The mean ten-year observed historic industry loss ratio resulting from our initial analysis in 2001 (which was conducted when we first adopted our unallocated reserve methodology) encompassing years 1991 through 2000 was 13%. Later analyses performed in 2005 (encompassing years 1995 through 2004) and 2006 (encompassing years 1996 through 2005) indicated that the average industry loss ratio was 16%.

          Management further reviewed the individual loss years and, where possible, the events underlying the average composite industry loss ratios in 2005 and 2006. Management noted that 1998 and 2002 were particularly adverse for the financial guaranty industry due to credit events following the stock market decline in 1997 and the Enron collapse in 2001 as well as that certain individual losses were in bond sectors in which we do not actively participate. Accordingly, in the judgment of management the increase in the industry loss ratio compared to the 2001 analysis was not indicative of an overall deterioration in our expected loss activity.

          Our initial selection of an initial expected loss ratio (and subsequent periodic updates thereof) is based on management’s judgment and considered: (i) the characteristics of our in-force financial guarantee insurance and reinsurance business (e.g., principally the mix of our in-force financial guarantee insurance and reinsurance business between public finance and structured finance business; however, we also considered the various bond sectors comprising our insured and reinsured in-force business which are discussed in detail in Note 13 to our consolidated financial statements included elsewhere herein, as well as the credit profile of our insured and reinsured portfolio of business), (ii) our actual loss experience, (iii) the characteristics, as discussed above in relation to our in-force financial guarantee insurance and reinsurance business, of the insured in-force business of companies comprising the financial guarantee industry and (iv) the actual loss experience of companies comprising the industry from our analysis referred to above. Other factors impacting market default levels and the assumptions important to our reserving methodology are implicit in our initial expected loss ratio. Such factors may include interest rates, inflation, taxes, industry trends in the valuation of certain asset classes and the overall credit environment. Based on this comparison, we adjust our expected loss ratio, as we consider necessary, to ensure that such ratio continues to be appropriate for the risks inherent in our in-force business.

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

          During 2004 we adjusted our initial expected loss ratio to 20% from 25%, which was utilized since the adoption of our unallocated reserve methodology in recognition of the cumulative experience of our business to that point in time, as well as the increasing percentage of our in-force business from public finance insurance. This change resulted in approximately a $15.0 million decrease in unallocated loss reserves, which decrease was substantially offset by a change in the estimated expected loss emergence pattern of our in-force business due to the availability of more detailed information as a result of the implementation in 2004 of a new automated information system. Management also considered its industry studies described above as supportive of management’s change in the initial expected loss ratio in 2004, for the reasons described above. Our updated analyses in 2005 and 2006 indicated that no change was necessary in our expected loss ratio of 20% from that in 2004.

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

          The following example illustrates our method for calculating unallocated reserves over the life of a financial guarantee contract.

          For the purposes of the following example, we assume a 15-year financial guarantee contract with a $1,000 upfront premium that is earned in proportion to the expiration of related risk, as described in Critical Accounting Policies and Estimates—Premium Revenue Recognition. The example below assumes the guarantee contract was written in 2005 and shows how premiums would earn, as well as how unallocated reserves are calculated and amortized over the loss emergence pattern. The application of the methodology set forth in this example is indicative of how this methodology applies to our entire in-force business. The assumed loss emergence pattern represented by the “Fraction of Loss Exposure Exhausted” (column (3) and the selected initial expected loss ratio of 20%, is shown in the calculation in column (4). For purposes of this example we applied the selected initial expected loss ratio of 20% on a policy level; however, we apply in practice the selected initial expected loss ratio on a portfolio-wide basis to earned premium during the period from our entire in-force book of business. The first table below illustrates the establishment of the unallocated reserve and run-off of such reserve as the par at risk of the insured obligation in the example amortizes. The second table below is the same as the first table except that a column is added to illustrate the periods in which the model assumes case reserve and paid loss activity to occur and the related amounts. In accordance with our methodology, as management establishes case basis reserves and pays claims it may, based on its judgment, reduce or increase the ultimate expected loss ratio used to determine unallocated reserves to reflect its best estimate of expected ultimate loss experience. We have described above the interrelationship of unallocated reserves, case basis reserves and cumulative paid losses to date as well as the methodology for selecting our initial loss ratio. As previously stated, the process of establishing unallocated reserves and periodically revising such reserves to reflect the underlying par risk amortization and management’s current best estimate of ultimate losses will ultimately cause the cumulative loss experience over the life of a particular underwriting year’s business to equal the cumulative inception-to-date actual paid losses on such business. The third table below illustrates by an example the impact of actual loss experience different from that assumed in the second table.

Year	Inception-to-Date (“ITD”) Earned Premium(1)	ITD (Cumulative) Fraction of Loss Exposure Exhausted(2)	Selected Unallocated Reserve As of December 31 of the Applicable Year	Booked Unallocated Ratio on ITD Earned

(1)	(2)	(3)	(4) = (2) * 20% * (1 - (3))	(5) = (4) ÷ (2)

2005	$221	0.075	$41	18.5%
2006	$376	0.422	$43	11.6%
2007	$497	0.685	$31	6.3%
2008	$596	0.817	$22	3.7%
2009	$678	0.885	$16	2.3%
2010	$747	0.924	$11	1.5%
2011	$805	0.947	$8	1.1%
2012	$854	0.963	$6	0.7%
2013	$894	0.974	$5	0.5%
2014	$926	0.981	$3	0.4%
2015	$952	0.987	$2	0.3%
2016	$972	0.992	$2	0.2%
2017	$986	0.995	$1	0.1%
2018	$996	0.998	$0	0.0%
2019	$1,000	0.998	$0	0.0%

(1)	Earned Premium is after giving effect to considerations for refundings and full limit losses.

(2)	Fraction of Loss Exposure Exhausted represents the percentage of insured par (risk exposure) that has been amortized.

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

Year	ITD Earned Premium(1)	Selected Unallocated Reserve As of December 31 of the Applicable Year	Estimated Cumulative Reported Losses As of December 31 of the Applicable Year	Cumulative Total Estimated Incurred Losses

(1)	(2)	(3)	(4) = (2)*20% - (3)	(5) = (3) + (4)

2005	$221	$41	$3	$44
2006	$376	$43	$32	$75
2007	$497	$31	$68	$99
2008	$596	$22	$97	$119
2009	$678	$16	$120	$136
2010	$747	$11	$138	$149
2011	$805	$8	$153	$161
2012	$854	$6	$164	$171
2013	$894	$5	$174	$179
2014	$926	$3	$182	$185
2015	$952	$2	$188	$190
2016	$972	$2	$193	$194
2017	$986	$1	$196	$197
2018	$996	$0	$199	$199
2019	$1,000	$0	$200	$200

(1)	Earned Premium is after giving effect to considerations for refundings and full limit losses.

Actual losses will not be reported in accordance with expectation, and the ultimate loss ratio will likely be different than that expected. A substitution of an alternative reporting pattern than expected, as compared to that set forth in the previous table, demonstrates the effect thereof. In the table that follows, we assume that over time, our sample guarantee contract generates $170 in losses, yielding a 17% actual ultimate loss ratio.

Year	ITD Earned Premium(1)	Selected Unallocated Reserve As of December 31 of the Applicable Year	Alternative Cumulative Reported Losses As of December 31 of the Applicable Year	Cumulative Total Estimated Incurred Losses

(1)	(2)	(3)	(4)	(5) = (3) + (4)

2005	$221	$41	$0	$41
2006	$376	$43	$0	$43
2007	$497	$31	$40	$71
2008	$596	$22	$130	$152
2009	$678	$16	$130	$146
2010	$747	$11	$130	$141
2011	$805	$8	$145	$153
2012	$854	$6	$145	$151
2013	$894	$5	$145	$150
2014	$926	$3	$170	$173
2015	$952	$2	$170	$172
2016	$972	$2	$170	$172
2017	$986	$1	$170	$171
2018	$996	$0	$170	$170
2019	$1,000	$0	$170	$170

(1)	Earned Premium is after giving effect to considerations for refundings and full limit losses.

          Our total reserves for losses and loss adjustment expenses represent a small fraction of our insured and reinsured in-force par outstanding, which reflects the nature of the business we underwrite and the loss experience of the industry. We believe that our reserves are adequate to cover our expected ultimate losses. However, due to the inherent uncertainties of estimating reserves for loss and loss adjustment expenses, actual experience may differ from the estimates reflected in our consolidated financial statements, and the differences may be material. Differences exist within the financial guarantee industry with regard to the methodology and measurement of such reserves. While we believe that the principles we apply are the most appropriate for our business and have applied them consistently within the periods presented, alternate methods may produce different estimates as compared to the current methodology we use. See “Risk Factors—Risks Related to Our Company—Rules relating to certain accounting practices in the financial guarantee insurance and reinsurance industry are currently being reviewed by applicable regulatory bodies and any changes required by that review could have a material effect on the reported operating results and financial condition of the industry or particular market participants, including us, depending on the extent to which current policies differ from those promulgated by such regulatory bodies.”

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

          The activities of our surveillance department are integral to the identification of specific credits that have experienced deterioration in credit quality and to the assessment of whether losses on such credits are probable, as well as any estimation of the amount of loss expected to be incurred with respect to such credits. Closely monitored credits are divided into four categories: (i) Special Monitoring List—investment grade credits where a covenant or trigger may be breached or is close to being breached and warrants closer monitoring; (ii) Yellow Flag List—credits that we determine to be non-investment grade but a loss or claim is unlikely; (iii) Red Flag List—credits where we do not expect an ultimate loss but a claim is possible but not probable; and (iv) Loss List—credits where we have either paid a loss or expect to suffer a loss and have recorded a case reserve. Out of over 2,500 credits in our in-force portfolio only 17 credits are in one of the four above categories. Credits that are not closely monitored credits are considered fundamentally sound, normal risk.

          Our management establishes reserves for losses and loss adjustment expenses following consultation with our Loss Reserve Committee, which is comprised of senior members of management, including senior management of our surveillance department. See “Business—Risk Management” for further definition and discussion of credits designated as closely monitored credits. Both qualitative and quantitative factors are used in establishing such reserves. In determining the reserves, management considers all factors in the aggregate, and does not attribute the reserve provisions or any portion thereof to any specific factor.

          The following table presents our consolidated in-force financial guarantee net par outstanding at December 31, 2006 and 2005 by category of closely monitored credit:

	As of December 31, 2006		As of December 31, 2005

(in millions, except percentages)	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding

Fundamentally sound normal risk	$117,318	99.4%	$80,573	98.4%
Closely monitored credits(1):
Special monitoring	558	0.5%	692	0.8%
Yellow flag	3	0.0%	229	0.3%
Red flag	37	0.0%	58	0.1%
Loss list(2)	96	0.1%	339	0.4%

Sub Total	694	0.6%	1,318	1.6%

Total	$118,012	100.0%	$81,891	100.0%

(1)

Protection with respect to loss development relating to the two closely monitored credits described in this section was provided by affiliates of XL Capital in connection with the IPO. See “— “Formation Transactions.”

(2)

At December 31, 2006 and 2005, the loss list consisted of four and five guarantee contracts, respectively, with remaining net par outstanding of $95.8 million and $338.9 million, respectively, against which net reserves of $13.6 million and $13.4 million have been established. The decrease in net par outstanding on the loss list at December 31, 2006, as compared to December 31, 2005 resulted primarily from the indemnification provided by XL Capital relating to an insured project financing (see “Formation Transactions” and Note 13 of the Consolidated Financial Statements elsewhere herein for further information), as well as the early retirement of an insured obligation (see Note 13 (c) of the Consolidated Financial Statements for further information).

          The following table sets forth our consolidated in-force financial guarantee net par outstanding as of the dates indicated by S&P rating category.

(in millions, except percentages)	Net Par Outstanding December 31, 2006	Percent of Total Net Par Outstanding	Net Par Outstanding December 31, 2005	Percent of Total Net Par Outstanding

S&P Rating Category(1):
AAA	$34,559	29.3%	$22,697	27.7%
AA	17,846	15.1%	10,640	13.0%
A	35,226	29.9%	27,185	33.2%
BBB	29,889	25.3%	20,962	25.6%
Below investment grade	492	0.4%	407	0.5%

Total	$118,012	100.0%	$81,891	100.0%

(1)	If unrated by S&P, an internal assessment of underlying credit quality is used to calculate a rating. See “—Ratings.”

          As discussed above, the initial expected loss ratio selected by management to determine our unallocated reserves is based on historical financial guarantee insurance industry loss experience, based on management’s judgment, adjusted for the risk inherent in our in-force business, as compared to that of the industry, and our actual loss experience. Based upon the actual historical industry loss experience considered in establishing our unallocated reserves, we believe it is reasonably likely that the industry loss ratio could vary within a range of plus or minus 5 percentage points of its current mean. However, determining the variability in management’s initial expected loss ratio that could be considered to be reasonably likely requires the application of further management judgment. In this regard, after considering the variability of industry loss experience that would be reasonably likely, management applied its judgment to consider whether its own experience and the composition of our in-force business would suggest that another range of variability would be more appropriate for measuring the reasonably likely variability of our unallocated reserves. In addition, management considered the change in our unallocated reserves, implied by our selection of a reasonably likely range of variability, relative to the insured risks on our flag lists noted above. Based on the convergence of the mix of our in force business with that of the industry, our cumulative experience to date, and the insured risks on our flag lists compared to our selected range, management concluded that the selected industry historical range of loss reserve variability would also represent an appropriate range around our current initial expected loss ratio. Accordingly, increasing our initial expected loss ratio by 5 percentage points, which would be indicative of a deteriorating economic and credit environment, would increase our net unallocated reserves by approximately $16.7 million or 22.1% more than that recorded at December 31, 2006. Similarly, decreasing our initial expected loss ratio by 5 percentage points, which would be indicative of a robust economy would decrease our net unallocated reserves by $15.8 million or 21.0% less than that recorded at December 31, 2006. Please see “—Key Factors Affecting Profitability.”

          At December 31, 2006, the loss list consisted of 4 credits, 3 of which had case reserves. Gross case basis reserves at December 31, 2006 were $83.9 million (or $13.6 million net of ceded reinsurance). One credit did not have a case reserve because it had been fully paid and it remains on the loss list to monitor certain ongoing related litigation. One other credit, aggregating at December 31, 2006, has $1.6 million of case reserves and $2.8 million of par outstanding is not viewed by us as significant. The remaining two insured transactions, of which one was a single-structured risk project financing and the other was a mortgage-backed securitization are discussed in Note 13 (a) and 13 (c) to the Consolidated Financial Statements elsewhere herein. We have not received a claim on any of these credits that have case reserves.

          Case basis reserve established represents a point estimate reflecting management’s best estimate, in its judgment, of the ultimate loss expected to be incurred on the policies. Management’s estimate was based on projections of cash flows expected from the assets supporting the insured obligations’ debt service requirements, as well as qualitative factors considered by management.

          See Note 13 in our Consolidated Financial Statements for a discussion of the significant activity in our reserves for losses and loss adjustment expenses including both current and prior year development.

     Industry Methodology

          We are aware that there are certain differences regarding the measurement of unallocated reserves for losses and loss adjustment expenses among companies in the financial guarantee industry. In January and February 2005, the SEC staff had discussions concerning these differences with a number of industry participants. Based on those discussions, in June 2005, the FASB staff decided additional guidance is necessary. The FASB arrived at tentative decisions during the Board meetings held in the third quarter which will form the basis of a forthcoming Exposure Draft. When the FASB staff reaches a conclusion on this issue we (and the rest of the financial guarantee industry) may be required to change our loss reserving policies as well as other accounting policies. We cannot currently assess how the FASB or SEC staff’s ultimate resolution of this issue will impact us or other members of our industry. However, any changes required by the FASB as a result its deliberations on this matter could have a material effect on the reported operating results and financial condition of the industry or particular market participants, including us, depending on the extent to which current policies differ from those promulgated by such regulatory bodies.

     Valuation of Credit Default Swaps

          We write and reinsure credit default swaps, which are derivative financial instruments. While we view the credit default swaps that we write or reinsure as, in substance, an extension of our financial guarantee business, they do not qualify for the financial guarantee insurance scope exception under FAS 133 and, therefore, are reported at fair value, with changes in fair value included in our earnings.

          Because we view these derivative contracts as an extension of our financial guarantee business, we believe that the most meaningful presentation of these derivatives is to reflect: (i) fees that we receive from the issuance of such contracts in the line item captions in the statement of operations entitled “gross premiums written,” “reinsurance premium assumed,” “net premiums written” and “net premiums earned,” as appropriate, (ii) losses from actual and expected payments to counterparties under such contracts in the line item caption in the statement of operations entitled “net losses and loss adjustment expenses” and (iii) changes in the fair value of such instruments which are attributable to market factors, as discussed below, in the line item caption in the statement of operations entitled “net realized and unrealized gains (losses) on credit derivatives.”

          We generally hold credit default swaps that we issue to maturity. However, in certain circumstances, such as for risk management purposes, we may decide to terminate a derivative contract prior to maturity. When we hold a derivative to maturity, the cumulative unrealized gains and losses will net to zero if we incur no credit losses on that contract. However, in the event that we terminate a derivative contract prior to maturity the unrealized gain or loss would be realized through premiums earned and losses incurred.

          We determine the fair value of our issued in-force credit default swaps using a model we have developed. This model utilizes observable market data where available and is dependent upon a number of factors including changes in interest rates, credit spreads, changes in credit quality, expected recovery rates and other market factors. The change in fair value resulting from movements in these factors is unrealized as the credit default swaps are not traded to realize this value. Because the valuation of our credit default swaps requires management to make certain assumptions and estimates, actual experience may differ from the estimates reflected in our consolidated financial statements, and the differences may be material. This model and the related assumptions are periodically reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information. While limited in volume, transactions where we reinsure a derivative instrument are also reported at fair value using information from the primary insurer. A decrease in interest rates of 1% would have decreased the value of the net derivative asset at December 31, 2006 by $6.5 million. There would not have been a significant impact on the value of our credit default swaps as a result of a 10% increase in default rates or a 10% decrease in recovery rates.

     Valuation of Investments

          All of our investments in debt securities and short-term investments are considered available-for-sale and accordingly are carried at fair value. As of December 31, 2006 and 2005, the carrying value of such investments was $2.0 billion and $1.3 billion, respectively. The fair values of our investments are based upon quoted market prices from nationally recognized pricing services or, in the absence of quoted market prices, on dealer quotes.

          As of December 31, 2006, based on fair value, approximately 89% of our investments were long-term debt securities, and our portfolio had an average duration of 3.1 years, compared with 96% and 3.5 years as of December 31, 2005. Changes in interest rates affect the value of our investment portfolio. As interest rates fall, the fair value of debt securities increases, and as interest rates rise, the fair value of debt securities decreases. The following table summarizes the estimated change in fair value net of related income taxes of our investments in debt securities and short-term investments as of December 31, 2006 based upon an assumed parallel shift in interest rates across the entire yield curve:

(in millions)	Estimated Increase (Decrease in Fair Value)

Change in interest rates:
300 basis point rise	$(199.6)
200 basis point rise	(133.1)
100 basis point rise	(66.5)
100 basis point decrease	66.5
200 basis point decrease	133.1
300 basis point decrease	199.6

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

          We did not record any other-than-temporary declines in the fair value of debt securities or short-term investments for the years ended December 31, 2006, 2005 or 2004.

          The following table summarizes the unrealized losses on debt securities and short-term investments in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of the dates indicated:

			December 31, 2006

	Less than 12 months		12 months or more			Total

(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss		Fair Value	Unrealized Loss

Description of securities
Mortgage and asset-backed securities	$220,065	$931	$371,675	$10,504		$591,740	$11,435
U.S. Government and government agencies	60,713	575	361,831	7,571		422,544	8,146
Corporate	46,444	204	211,228	5,913		257,672	6,117
U.S. states and political subdivisions	—	—	2,227	27		2,227	27
Non-U.S. sovereign government	503	—	8,424	201		8,927	201

Total debt securities and short-term investments	$327,725	$1,710	$955,385	$24,216	(1)	$1,283,110	$25,926

			December 31, 2005

	Less than 12 months		12 months or more		Total

(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Description of securities
Mortgage and asset-backed securities	$225,179	$3,846	$244,632	$7,841	$469,811	$11,687
U.S. Government and government agencies	352,657	4,456	82,271	2,210	434,928	6,666
Corporate	139,192	2,032	91,972	3,355	231,164	5,387
U.S. states and political subdivisions	410	—	1,804	45	2,214	45
Non-U.S. sovereign government	—	—	8,445	234	8,445	234

Total debt securities and short-term investments	$717,438	$10,334	$429,124	$13,685	$1,146,562	$24,019

(1) Securities in a continuous unrealized loss position for 12 months or more consist of U.S. Government and Agency securities aggregating $7.6 million and corporate bonds, mortgage-backed, and asset-backed securities (“non-government securities”) aggregating $16.4 million. Of the non-government securities 59.2%, 74.7%, and 100% are rated “AAA”, “AA-” or better, and “A-” or better, respectively, by S&P as of December 31, 2006. In addition, of the non-government securities in a continuous unrealized loss position of 12 months or more, securities aggregating 87% of the total unrealized loss in such category have a price decline of less than 6% from their cost and 13% have a price decline between 6% and 9% of their cost as of December 31, 2006.

Premium Revenue Recognition

          Premiums charged by us in connection with the issuance of our guarantees are received either upfront or in installments. Such premiums are recognized as written when due. Installment premiums written are earned ratably over the installment period, generally one to three months, which is consistent with the expiration of the underlying risk or amortization of the underlying insured par. Upfront premiums written are also earned in proportion to the expiration of the related risk. However, the methodology employed to earn upfront premiums requires that such premiums be apportioned to individual scheduled principal payments of a bond issue according to the bond issue’s amortization schedule. The apportionment is based on the ratio of the principal amount of each scheduled principal payment to the total principal amount of the bond issue. After the premium is allocated to each scheduled principal payment, such allocated premium is earned on a straight-line basis over the period of that scheduled principal payment. As a result, for upfront premiums on amortizing insured obligations, premium revenue recognition will tend to be greater in the earlier periods of the transaction when there is a higher amount of risk or principal outstanding. The effect of our upfront premium earnings policy is that we recognize greater levels of upfront premiums in earlier years of each amortizing insured obligation. Recognizing premium revenue on a straight line basis over the life of each amortizing insured obligation without allocating premiums to the scheduled principal payments would materially change the amount of premium we recognize in a particular financial reporting period, but not over the life of the applicable policy. For upfront premiums on non-amortizing bullet maturity debt obligations, premium revenue recognition is recognized on a straight-line basis over the life of the underlying insured obligation. Deferred premium revenue represents the portion of premiums written that is applicable to the unexpired risk or principal of insured obligations. In addition, when an insured issue is retired early, is called by the issuer or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time. Premiums earned for the years ended December 31, 2006, 2005 and 2004 include $27.4 million, $14.7 million, and $6.0 million, respectively, related to refunded and called bonds.

          While premium earnings would be ratably recorded as revenue throughout the period of risk, application of a straight-line method to amortizing obligations would not appropriately match premiums earned to our exposure to underlying risk. Therefore, we believe our upfront premium earnings methodology is the most appropriate methodology for us to utilize.

          For the years ended December 31, 2006, 2005 and 2004, approximately 69%, 57% and 63%, respectively, of our gross premiums written were received upfront, and 31%, 43% and 37%, respectively, were received in installments. For the years ended December 31, 2006, 2005 and 2004 approximately 65%, 59% and 45%, respectively, of our reinsurance premiums assumed were received upfront, and 35%, 41% and 55%, respectively, were received in installments.

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

     Deferred Acquisition Costs and Deferred Ceding Commissions

          Acquisition costs incurred that vary with and are directly related to the production of new insurance and reinsurance business are deferred and amortized to expense in relation to earned premiums. These costs include direct and indirect expenses such as compensation costs of underwriting and marketing personnel and ceding commissions paid on assumed business. As of December 31, 2006 and 2005, we had deferred acquisition costs of $93.8 million and $59.6 million, respectively. Management uses its judgment in determining the amount of costs that should be deferred. Each year we conduct a study to determine the amount of operating costs that vary with, and are directly related to, the acquisition of new business and therefore qualify for deferral. The amount of expenses that qualify for deferral is dependent on the level of new business production, the level of ceding commissions negotiated with primary insurers, management’s judgment as to what costs and the percentages thereof that are deferrable. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Such costs are earned in relation to earned premium. In determining the recoverability of our deferred acquisition costs we consider expected losses and loss adjustment expenses, maintenance costs, unearned premiums, the anticipated present value of future premiums under installment contracts written, and anticipated investment income. Acquisition costs associated with credit derivative products are expensed as incurred. For policies reinsured with third parties we receive ceding commissions to compensate for acquisition costs incurred. We net ceding commissions received against deferred acquisition costs and earn these ceding commissions over the period in which the related premiums are earned.

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

          As of December 31, 2006 and 2005, our consolidated financial statements reflect a deferred federal income tax asset of $18.2 million, and $17.6 million, respectively, resulting from the operations of the SCA Holdings U.S. Inc. group which are subject to U.S. federal income taxes. Such deferred tax assets are net of a valuation allowance of $1.9 million and $0.9 million as of December 31, 2006 and 2005, respectively. The valuation allowance relates to net unrealized capital losses and a net realized capital loss carry forward that may not be realized within a reasonable period. At December 31, 2006, the Company has net unrealized capital losses and a net realized capital loss carry forward of approximately $3.2 million and $2.2 million respectively, against which a valuation allowance has been established. The net realized capital loss carry forward will expire in 2011.

Management believes it is more likely than not that the tax benefit relating to the Company’s deferred tax assets, net of the valuation allowance discussed above, will be realized.

Consolidated Results of Operations

          The following table presents summary consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004:

(in thousands, except per share amounts)	2006	2005	2004

Revenues
Gross premiums written	$353,728	$233,269	$232,541
Reinsurance premiums assumed	55,271	52,170	44,021

Total premiums written	408,999	285,439	276,562
Ceded premiums written	(13,067)	(40,527)	(8,123)

Net premiums written	395,932	244,912	268,439
Change in net deferred premium revenue	(212,817)	(93,073)	(152,158)

Net premiums earned (net of ceded premiums earned of $22,957; $28,107; and $59,144)	183,115	151,839	116,281
Net investment income	77,724	51,160	35,746
Net realized losses on investments	(16,180)	(3,221)	(178)
Net realized and unrealized (losses) gains on credit derivatives	(8,385)	(6,681)	12,687
Fee income and other	2,365	750	100

Total revenues	238,639	193,847	164,636

Expenses
Net losses and loss adjustment expenses	14,958	26,021	21,274
Acquisition costs, net	16,240	12,231	8,259
Operating expenses	78,999	67,621	58,395

Total expenses	110,197	105,873	87,928

Income before income tax and minority interest	128,442	87,974	76,708
Income tax expense (benefit)	3,133	(1,277)	1,920

Income before minority interest	125,309	89,251	74,788
Minority interest - dividends on redeemable preferred shares	7,954	8,805	15,934

Net income	$117,355	$80,446	$58,854

Segment Results of Operations

The following table presents summary statement of operations data for our operating segments for the years ended December 31, 2006, 2005 and 2004:

	Years ended December 31,

(in thousands)	2006	2005	2004

Financial guarantee insurance segment:
Gross premiums written	$353,728	$233,269	$232,541
Ceded premiums	(13,067)	(40,527)	(8,123)

Net premiums written	340,661	192,742	224,418
Change in net deferred premium revenue	(185,098)	(72,159)	(138,977)

Net premiums earned	155,563	120,583	85,441
Fee and other income	2,365	750	100

Total underwriting revenues	157,928	121,333	85,541

Net losses and loss adjustment expenses	12,639	25,369	17,099
Acquisition costs, net	10,537	4,664	1,932
Operating expenses	62,592	59,434	48,071

Total underwriting expenses	85,768	89,467	67,102

Financial guarantee insurance underwriting profit	72,160	31,866	18,439

Financial guarantee reinsurance segment:
Reinsurance premiums assumed	55,271	52,170	44,021
Change in net deferred premium revenue	(27,719)	(20,914)	(13,181)

Net premiums earned and total underwriting revenues	27,552	31,256	30,840

Net losses and loss adjustment expenses	2,319	652	4,175
Acquisition costs, net	5,703	7,567	6,327
Operating expenses	10,055	8,187	10,324

Total underwriting expenses	18,077	16,406	20,826

Financial guarantee reinsurance underwriting profit	9,475	14,850	10,014

Total segment underwriting profit	81,635	46,716	28,453

Corporate and other:
Net investment income	77,724	51,160	35,746
Net realized losses on investments	(16,180)	(3,221)	(178)
Net realized and unrealized (losses) gains on credit derivatives	(8,385)	(6,681)	12,687

Subtotal	134,794	87,974	76,708
Corporate operating expenses	6,352	—	—

Income before income tax and minority interest	128,442	87,974	76,708
Income tax expense (benefit)	3,133	(1,277)	1,920

Income before minority interest	125,309	89,251	74,788
Minority interest - dividends on redeemable preferred shares	7,954	8,805	15,934

Net income	$117,355	$80,446	$58,854

Discussion of Consolidated and Segment Results of Operations for the Fiscal Years 2006, 2005 and 2004

     Net Income

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005. Net income for the year ended December 31, 2006 was $117.4 million, an increase of $36.9 million from that reported in 2005. Net income for the year ended December 31, 2006 included $16.2 million of net realized losses on investments, as compared to net realized losses of $3.2 million in 2005. In addition, also included in net income in 2006 was approximately $8.4 million of net realized and unrealized losses on credit derivatives, as compared to net realized and unrealized losses on credit derivatives of $6.7 million in 2005.

          The increase in our net income of $36.9 million for the year ended December 31, 2006, as compared to 2005, was primarily driven by: (i) significant growth in net premiums earned of $31.3 million, which was largely due to refunding activity, the effect of the transfer of certain business to XLFA from an affiliate in connection with our IPO –See “Formation Transactions”, and the growth of our insured in force business, (ii) an increase in investment income of $26.6 million reflecting an increase in average invested assets and higher yields on new money investments, and (iii) lower net losses and loss adjustment expenses of $11.1 million, offset in part by (iv) higher net realized losses on investments of $13.0 million which primarily resulted from a $15.1 million impairment charge recorded during 2006 on investments acquired in satisfaction of a claim, (v) higher net realized and unrealized losses on credit derivatives of $1.7 million due primarily to higher mark to market losses on insured interest rate swaps resulting from lower long-term interest rates and the addition of interest rate swaps to the portfolio, (vi) higher net acquisition costs of $4.0 million primarily reflecting the effect of the aforementioned refunding activity and growth in our in force business, (vii) an increase in operating expenses of $11.4 million, which resulted primarily from an increase in compensation costs associated with certain employees whose compensation prior to the IPO was partially charged to other affiliates of XL Capital, as well as certain expenses associated with SCA being a standalone public company, which prior to the IPO we did not incur, and (viii) an increase in income tax expense of $4.4 million resulting from higher profitability in the Company’s operations in the United States.

          Set forth below is additional information with respect to certain of the items discussed above, as well as other elements of our earnings for the year ended December 31, 2006, as compared to 2005:

          Net premiums earned for the year ended December 31, 2006 were $183.1 million and included $27.4 million of earnings from the early retirement of certain guaranteed obligations (“refundings”) (or $25.1 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings). For the year ended December 31, 2005, net earned premiums were $151.8 million and included $14.7 million of refundings (or $13.2 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings). The year over year increase in earned premiums (excluding earned premiums from refundings) resulted from the effect of the transfer of certain business to us from XLI in connection with our IPO –See “Formation Transactions”, and the continued growth in our in force book of business. Our business production as measured by AGP (which includes upfront premiums written in the period, current installment premiums due on business written in the period and expected future installment premiums on business written during the period discounted at 7.0%) totaled $556.1 million for the year ended December 31, 2006, a 40.5% increase over $395.8 million in 2005. For a reconciliation of AGP to premiums written see “Other Measures Used by Management to Evaluate Operating Performance.”

          Investment income totaled $77.7 million for the year ended December 31, 2006, a $26.5 million increase from $51.2 million reported in 2005. The favorable variance was driven by an increase in average investment balances period over period and an increase in new money yields. The weighted average invested assets for the year ended December 31, 2006 was $1.7 billion, as compared to $1.3 billion during 2005. The increase in average invested assets resulted primarily from: (i) operating cash flows of $392.9 million during 2006, (ii) net proceeds from SCA’s IPO of $342.3 million, (iii) capital contributions in cash of $21.2 million, (iv) a $2.5 million reimbursement of compensation expense recognized during 2006 relating to awards exchanged under SCA’s Offer to Exchange originally filed on Schedule TO with the Securities and Exchange Commission on November 13, 2006, (v) approximately $22.0 million in cash received in connection with business transferred from XLI in connection with the IPO, offset in part by, (vi) SCA’s dividend payout, (vii) the dividend payout on XLFA’s preferred shares, and (viii) the acceleration of SCA’s deferred Bonus awards, all of which payments aggregated approximately $8.0 million. Weighted average yield increased to 4.6% in 2006 from 3.9% in 2005.

          For the year ended December 31, 2006, we recorded a provision for net losses and loss adjustment expenses of $15.0 million, a decrease of $11.0 million, or 42.3%, from the $26.0 million recorded in 2005. The decrease resulted from lower provisions for case basis reserves after reinsurance, offset in part by a nominal increase in the provision for unallocated reserves, as compared to 2005. During the year ended December 31, 2006 there were nominal net provisions for case basis reserves, whereas such activity for 2005 included a provision for case basis reserves of $12.2 million, of which $12.1 million related to two insured obligations –See Note 13 (a) and 13 (b) to the Consolidated Financial Statements elsewhere herein for details.

          Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004. We reported net income for 2005 of $80.4 million, a 36.5% increase over $58.9 million in 2004. The increase in our 2005 earnings was driven by significant growth in net premiums earned, reflecting new business written in 2005 as well as the cumulative benefit of business written in prior years, and a 43.4% increase in investment income as our growing investment portfolio was invested at higher yields in the increasing interest rate environment. The increase in our investment portfolio primarily resulted from new business production and a capital contribution of $125 million in December 2004. Market conditions in 2005 continued to reflect tight credit spreads and increasing financial guarantee insurance competition. However, the volume of new securities issued in our principal target markets increased over 2004 and we were able to increase our production of new business written across all business lines, other than asset-backed obligations, while still maintaining price and underwriting discipline. Our business production in any period, as measured by AGP (which includes upfront premiums written in such period, current installment premiums due on business written in such period and expected future installment premiums discounted at 7% on business written during such period) totaled $395.8 million in 2005, a 34.2% increase over $295.0 million in 2004. For a reconciliation of AGP to premiums written see “Other Measures Used by Management to Evaluate Operating Performance.”

          Our provision for net losses and loss adjustment expenses grew modestly in 2005 as compared to 2004, reflecting both an increase in unallocated reserves reflecting the growth in our in-force book of business and an increase in case basis reserves relating to certain insured credits. In addition, our operating expenses increased by 15.8% as we continued the build-out of our information technology infrastructure and added resources needed to support the planned growth of our business. We recorded a net unrealized loss on credit derivatives of $6.7 million in 2005 as compared to a net unrealized gain of $12.7 million during the prior year, primarily as a result of a slight widening of credit spreads, partially offset by the improved credit quality of underlying obligations for which we wrote credit default swaps.

          Dividends on the Series A preferred shares of XLFA decreased by 44.7% in 2005 as compared to 2004. The dividend on the XLFA Series A preferred shares varied from period to period, prior to December 31, 2005, because it was based in part on the average dividend rate paid by a select group of financial guarantee companies. Effective January 1, 2006, the dividend rate on the Series A preferred shares was changed to a fixed rate of 8¼% per year. See Note 5 to our consolidated financial statements for details.

     Gross Premiums Written

          All our gross premiums written are from our financial guarantee insurance segment. Gross premiums written during the period include: (i) premiums received upfront on policies or contracts written during the period, (ii) installment premiums received during the period on in-force policies or contracts that were written prior to the period, and (iii) installment premiums received during the period on policies and contracts written during the period. Gross premiums written during the period do not include installment premiums due in future periods. Accordingly, our premiums written during any period are a function of the type of contracts we write (upfront versus installment), as well as prevailing market prices. Factors affecting market prices include credit spreads, interest rates, competition and new issuance and refunding volume. Generally, financial guarantee insurers are able to charge higher premiums when credit spreads widen. The following table presents, for the periods indicated, the amount of gross premiums written attributable to upfront and installment policies and contracts.

	For the Year Ended December 31,

(in thousands)	2006	2005	2004

Gross premiums written:
Upfront policies/contracts	$242,397	$133,100	$146,475
Installment policies/contracts	111,331	100,169	86,066

	$353,728	$233,269	$232,541

          Gross premiums written were $353.7 million in 2006, an increase of $120.4 million or 51.6%, from $233.3 million recorded in 2005. The increase was primarily due to a $109.3 million increase in upfront premiums written resulting from growth in premiums written in the public finance infrastructure and utilities sectors, and an $11.1 million increase in installment premiums written resulting from growth in the CDO and the infrastructure financing portfolios partially offset by the decrease in installment premiums written in the asset backed securities sector. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Key Factors Affecting Profitability” for a discussion of the accounting for installment premium business and the reason why installment premium reported in any period is not indicative of new installment business production, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Other Measures Used by Management to Evaluate Operating Performance” for information management reviews to evaluate new business production.

          Gross premiums written were $233.3 million in 2005, an increase of $0.8 million or 0.3%, from $232.5 million recorded in 2004. Gross premiums written remained relatively flat in 2005 as compared to 2004, primarily as a result of a decline in upfront premiums written offset by an increase in installment premiums written. Upfront premiums declined due to tighter credit spreads and increased market competition across our all our principal markets. The increase in our installment premiums reflected the growth of our in-force book of installment business.

          The following table presents, for the periods indicated, the amount of gross premiums written by principal market:

	For the Year Ended December 31,

(in thousands)	2006	2005	2004

Gross premiums written
U.S. Public finance	$133,257	$93,820	$88,408
U.S. Structured finance	101,284	67,864	90,763
International finance	119,187	71,585	53,370

	$353,728	$233,269	$232,541

          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Other Measures Used by Management to Evaluate Operating Performance” for information management reviews to evaluate new business production.

          Reinsurance Premiums Assumed

          All our reinsurance premiums assumed are from our financial guarantee reinsurance segment. The majority of our financial guarantee reinsurance business is assumed from affiliates of FSA.

          The following table presents, for the periods indicated, the amount of reinsurance premiums assumed from affiliates of FSA, XLI, and other third-party primary companies:

	For the Year Ended December 31,

(in thousands)	2006	2005	2004

Affiliates of FSA	$38,513	$34,274	$32,131
XLI	9,162	2,874	1,264
Third-party primary companies	7,596	15,022	10,626

Total	$55,271	$52,170	$44,021

          Reinsurance premiums assumed in 2006 were $55.3 million, an increase of $3.1 million or 5.9%, as compared to $52.2 million recorded in 2005. The increase resulted primarily from premiums assumed in connection with the transfer of business from XLI (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Formation Transactions”. The amount of reinsurance ceded to us from year to year by affiliates of FSA and other third-party primary companies depends upon the type and amount of insurance that they write, their capital needs and other factors.

          Reinsurance premiums assumed in 2005 were $52.2 million, an increase of $8.2 million or 18.6%, as compared to $44.0 million recorded in 2004. The increase was largely due to a new reinsurance arrangement with a large third-party financial guarantee primary company, which generated $7.0 million of assumed premiums.

          The following table presents, for the periods indicated, the amount of reinsurance premiums assumed attributable to upfront and installment policies and contracts:

	For the Year Ended December 31,

(in thousands)	2006	2005	2004

Reinsurance premiums assumed:
Upfront policies/contracts	$35,860	$30,820	$19,947
Installment policies/contracts	19,411	21,350	24,074

	$55,271	$52,170	$44,021

          The following table presents, for the periods indicated, the amount of gross reinsurance premiums assumed by principal market:

	For the Year Ended December 31,

(in thousands)	2006	2005	2004

Gross reinsurance premiums assumed:
U.S. Public finance	$1,095	$2,327	$17,603
U.S. Structured finance	7,925	23,536	409
International finance	46,251	26,307	26,009

	$55,271	$52,170	$44,021

     Ceded Premiums

          We manage our in-force business based on single-risk limits to avoid concentration in single names and to mitigate event risk. For transactions that exceed these limits, we cede the excess to subsidiaries of XL Capital or third-party reinsurers. Through these cessions, we gain greater flexibility to manage large single risks and reduce concentration in specific bond sectors and geographic regions. Part of our long-term strategy is to reduce reinsurance to XLI and increase our third-party reinsurance relationships. To the extent that we cede a portion of our exposure to one or more reinsurance companies, we can reduce our concentration to particular issuers and help to control the diversification of our in-force business. In addition, use of reinsurance can increase our capacity to write new business and strengthen our financial ratios.

          The following table presents, for the periods indicated, the amount of premiums ceded to XLI, XL Reinsurance America Inc., which we refer to as “XL RE AM,” a wholly-owned subsidiary of XL Capital, and other third-party reinsurers:

	For the Year Ended December 31,

(in thousands)	2006	2005	2004

XLI	$18,298	$(21,388)	$4,130
XL RE AM	(12,721)	(2,449)	5,931
Other third-party reinsurers	(18,644)	(16,690)	(18,184)

Total	$(13,067)	$(40,527)	$(8,123)

          All our ceded premiums are from our financial guarantee insurance segment. Ceded premiums in 2006 were $13.1 million, a decrease of $27.4 million, or 67.7% as compared to $40.5 million in 2005. The decrease was largely attributable to the transfer of certain business back to XLFA from XLI in connection with our IPO, offset in part by an increase in cessions to XL RE AM in connection with the management of XLCA’s single risk limits. As a result of a capital contribution to XLFA from the net proceeds of our IPO, XLFA had additional capacity to retain risk and, accordingly, canceled reinsurance of certain policies with XLI (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Formation Transactions” for further details). On July 1, 2006 XLCA and XLFA amended their quota share reinsurance arrangement to reduce the maximum percentage amount of any policy or contract that XLCA could reinsure with XLFA from 90% to 75%. As a result thereof, XLCA was required to cede more business to XL RE AM in 2006, as compared to 2005, due to its need to comply with its single risk limits.

          Ceded premiums in 2005 were $40.5 million, an increase of $32.4 million as compared to $8.1 million recorded in 2004. The increase in ceded premiums largely resulted from the cancellation and commutation at the end of 2004 of reinsurance provided to XLFA by XLI on 129 transactions, which reduced ceded premiums in 2004 by approximately $35.2 million. As a result of a capital contribution to XLFA at the end of 2004 of approximately $125 million, XLFA had additional capacity to retain risk and, accordingly, canceled its reinsurance with XLI on the aforementioned transactions. The commutation was accounted for by XLFA at fair value. Fair value approximated carrying value due to no change in the ratings on the underlying reinsured transactions. Accordingly, no gain or loss was recognized by XLFA as a result of the commutation. Additionally, XLCA commuted a reinsurance arrangement with XL RE AM effective January 1, 2004, which reduced ceded premiums in 2004 by approximately $6.0 million. XLCA received a $100 million capital contribution in December of 2003 and for the same reason XLFA commuted its reinsurance with XLI, XLCA commuted its reinsurance arrangement with XL RE AM. Like XLFA, XLCA accounted for the commutation at fair value and recognized no gain or loss.

     Net Premiums Earned

          Financial guarantee upfront premiums are earned in proportion to the expiration of the related risk and financial guarantee installment premiums are earned ratably over the installment period, generally one to three months. In addition, when an insured issue is retired early, is called by the issuer or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time. While reinsurance premiums assumed are earned based on reports from the reinsured companies, we believe that the underlying reinsured companies generally follow the revenue recognition policies and practices discussed above. See “—Critical Accounting Policies and Estimates—Premium Revenue Recognition.”

          The following table presents, for the periods indicated, the amount of earned premiums attributable to upfront and installment policies:

	For the Year Ended December 31,

(in thousands)	2006	2005	2004

Earned premium
Upfront policies/contracts	$70,645	$56,049	$31,469
Installment policies/contracts	112,470	95,790	84,812

	$183,115	$151,839	$116,281

          Net premiums earned in 2006 were $183.1 million, an increase of $31.3 million or 20.6%, as compared to $151.8 million in 2006. The increase in earned premiums in 2006, as compared to 2005, was primarily attributable to higher earned premiums in the financial guarantee insurance segment of $35.0 million, partially offset by lower earned premiums in the financial guarantee reinsurance segment of $3.7 million. Higher earned premiums in the financial guarantee insurance segment in 2006 are primarily due to the effect of the transfer of certain business to us from XLI in connection with our IPO –See “Formation Transactions”, the growth of our in-force business (in particular, our book of installment premium business written in prior periods) and earned premiums from the early retirement or refunding of insured securities of $26.6 million in 2006, as compared to $12.9 million in 2005. The $3.7 million decrease in earned premiums in our financial guarantee reinsurance segment was primarily due to a decrease of $3.4 million assumed from affiliates of FSA. Earned premiums from the refunding of insured securities in the financial guarantee reinsurance segment were $1.2 million in 2006, as compared to $1.9 million in 2005.

          Net premiums earned in 2005 were $151.8 million, an increase of $35.5 million or 30.5%, as compared to $116.3 million in 2004. The increase in earned premiums in 2005, as compared to 2004, was primarily attributable to higher earned premiums in the financial guarantee insurance segment of $35.1 million, and higher earned premiums in the financial guarantee reinsurance segment of $0.4 million. Higher earned premiums in the financial guarantee insurance segment in 2005 are primarily due to the growth of our in-force business (in particular, our book of installment premium business written in prior periods) and earned premiums from the early retirement or refunding of insured securities of $12.9 million in 2005, as compared to $3.8 million in 2004. The $0.4 million increase in earned premiums in our financial guarantee reinsurance segment was primarily due to an increase in earned premium of $2.3 million relating to business assumed from third-party primary companies, partially offset by a decrease of $1.8 million in earned premium assumed from affiliates of FSA. Earned premiums from the refunding of insured securities in the financial guarantee reinsurance segment were $1.8 million in 2005, as compared to $2.2 million in 2004.

     Net Investment Income

          Net investment income was $77.7 million in 2006, an increase of $26.5 million or 51.8% as compared to $51.2 million in 2005. The increase in net investment income was due primarily to higher average invested assets and higher new money yields. The increase in our average invested assets in 2006, as compared to 2005, was primarily attributable to the net proceeds from our IPO and the net cash inflows from our operations. Net investment income of $51.2 million in 2005, increased $15.5 million, or 43.4%, as compared to $35.7 million in 2004. The increase in net investment income in 2005, as compared to 2004, was similarly due to higher average invested assets and higher new money yields. The increase in our average invested assets in 2005, as compared to 2004, resulted primarily from net cash inflows from our operations and a $125.0 million capital infusion during the fourth quarter of 2004.

          The following tables present net investment income, average invested assets, and the effective yield on our average invested assets for the years ended December 31, 2006, 2005, and 2004, and the average duration of our invested assets as of December 31, 2005 and 2006:

	For the Year Ended December 31,

(in thousands, except percentages)	2006	2005	2004

Net investment income	$77,724	$51,160	$35,746
Average invested assets(1)	1,672,602	1,319,178	1,009,857
Yield(2)	4.6%	3.9%	3.5%

(1)	Represents the quarterly average of the amortized cost of debt securities, short-term investments and cash and cash equivalents for the respective periods.

(2)

Effective yield represents net investment income as a percentage of average invested assets. The increase in the effective yield was due to the turnover in our investment portfolios capturing the trend of rising interest rates.

	As of December 31,

	2006	2005

Duration (in years)	3.1	3.5

     Net Realized (Losses) Gains on Investments

          Net realized losses on investments were $(16.2) million, $(3.2) million, and $(0.2) million in 2006, 2005 and 2004, respectively. Net realized losses in 2006 were primarily due to an impairment charge of $15.1 million relating to notes acquired in satisfaction of a claim (see Note 13 (b) to the Consolidated Financial Statements for a more detailed discussion). Net realized losses in 2005 and 2004 were primarily attributable to portfolio management actions relating to the management of duration, yield and exposure to certain credit risks.

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

          Net realized and unrealized gains (losses) on credit derivatives were $(8.4) million, $(6.7) million and $12.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The losses in 2006 and 2005 were primarily attributable to insured interest rate swaps, which are accounted for at fair value. Volatility in long term interest rates resulted in an increase in the derivative liability of these contracts. The gains in 2004 were driven by tightening credit spreads that increased the value of our credit default swaps. In 2005 credit spreads widened slightly, but did not move significantly in relation to 2004. Contributing to the realized and unrealized losses in 2006 and 2005 were premium payments associated with an embedded derivative within XLFA’s soft capital facility. See “—Liquidity and Capital Resources.”

     Net Losses and Loss Adjustment Expenses

          Net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expenses reserves. See “—Critical Accounting Policies and Estimates—Reserves for Losses and Loss Adjustment Expenses.”

          The following table presents, for the periods indicated, the activity in our reserves for losses and loss adjustment expenses, net of reinsurance:

(in thousands)	Financial Guarantee Insurance	Financial Guarantee Reinsurance	Consolidated Total

Net Beginning balance, January 1, 2004	$22,544	$13,251	$35,795
Case reserve provision	—	562	562
Loss adjustment expense reserve provision	4,391	—	4,391
Unallocated reserve provision	12,708	3,613	16,321

Net losses and loss adjustment expenses	17,099	4,175	21,274
Paid loss and loss adjustment expenses	(2,249)	—	(2,249)

Net Ending balance, December 31, 2004	37,394	17,426	54,820

Case reserve provision	12,905	(3,953)	8,952
Loss adjustment expense reserve provision	1,527	1,913	3,440
Unallocated reserve provision	10,937	2,692	13,629

Net losses and loss adjustment expenses	25,369	652	26,021
Paid loss and loss expenses	(1,952)	(738)	(2,690)

Net Ending balance, December 31, 2005	60,811	17,340	78,151

Case reserve provision	(136)	298	162
Loss adjustment expense reserve provision	334	155	489
Unallocated reserve provision	12,441	1,866	14,307

Net losses and loss adjustment expenses	12,639	2,319	14,958
Cancellation of contract assumed from affiliate	—	(1,177)	(1,177)
Paid loss and loss adjustment expenses	(1,876)	(155)	(2,031)

Net Ending balance, December 31, 2006	$71,754	$18,327	$89,901

          Net losses and loss adjustment expenses in 2006 were $15.0 million, a decrease of $11.0 million or 42.3%, as compared to $26.0 million recorded in 2005. The decrease in net losses and loss adjustment expenses was primarily attributable to lower net losses and loss adjustment expenses in the financial guarantee insurance segment of $12.7 million, offset in part by higher net losses and loss adjustment expenses in the financial guarantee reinsurance segment of $1.7 million. Lower net losses and loss adjustment expenses in the financial guarantee insurance segment resulted from lower case reserves of $14.2 million, offset in part by a higher provision for unallocated reserves of $1.5 million. During 2006 there was a nominal case reserve provision for losses and loss adjustment expenses, whereas 2005 included case basis reserve provisions aggregating $12.2 million, of which $12.1 million related to two insured obligations –See Note 13 (a) and 13 (b) to the Consolidated Financial Statements elsewhere herein for details. Higher net losses and loss adjustment expenses in the financial guarantee reinsurance segment was primarily attributable to a net increase in the net case reserve provision of $0.5 million in 2006 as compared to a net decrease in the case reserve provision for losses and loss adjustment expenses in 2005 of $2.0 million.. The net decrease in the 2005 provision was primarily related to the reduction in certain case reserves on transactions assumed from FSA, offset in part by an increase in the case provision of loss adjustment expenses in 2005 relating to certain business which we reinsured from XLI and which was cancelled in 2006 in connection with our IPO (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Formation Transactions” for further details).

          Also, during 2006 we recorded a $15.2 million increase in our gross case reserve relating to an insured project financing, as well as a $5.0 million gross case reserve in connection with an insured transaction supported by loans to medical providers (see Note 13 (a) and 13 (b) of our Consolidated Financial Statements, respectively, included elsewhere herein for further details of the aforementioned two insurance transactions). These increases in case reserves in 2006 had no effect on our results of operations due to reinsurance and indemnities provided to us by XL Capital in connection with our IPO. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Formation Transactions” for further details. In addition, during 2006 one of the two insured transactions discussed in Note 13 (c) to our Consolidated Financial Statements included elsewhere herein was retired pursuant to rights exercised by the sponsor of the obligation. As a result thereof, we recorded a reduction in our net case reserves of $1.1 million in the financial guarantee insurance segment. This reduction was offset by a $1.3 million increase in case reserves relating to the other insured transaction discussed in Note 13 (c) to the Consolidated Financial Statements resulting from the cancellation of reinsurance protection on the transaction which we had purchased from a third-party financial guarantee company.

          Losses and loss adjustment expenses in 2005 were $26.0 million, net of reinsurance of $11.1 million, an increase of $4.7 million or 22.1%, as compared to $21.3 million, net of reinsurance of $49.5 million, recorded in 2004. The increase in net losses and loss adjustment expenses in 2005, as compared to 2004, was primarily attributable to lower net losses and loss adjustment expenses in the financial guarantee reinsurance segment of $3.5 million offset by higher net losses and loss adjustment expenses in the financial guarantee insurance segment of $8.3 million. Higher net losses and loss adjustment expenses in the financial guarantee insurance segment resulted from losses related to three insured structured finance transactions, partially offset by net favorable development of our unallocated loss reserves and a lower provision for loss adjustment expenses. The favorable loss reserve development was due to changes in our in-force book of business during the year which resulted in slightly faster expiration of our in-force par. During 2004, we decreased our expected loss ratio by approximately five percentage points, primarily as a result of an expanding proportion of public finance exposure in the guaranteed portfolio. The impact of this change was offset by a change in the expected pattern of the expiration of risk on in-force policies which was determined to be longer than initially estimated. Lower net losses and loss adjustment expenses in the financial guarantee reinsurance segment consisted of favorable case reserve development on two transactions assumed from FSA.

     Acquisition Costs, Net

          The following table presents the components of acquisition costs, net, during the periods indicated:

	Year Ended December 31,

(in thousands)	2006	2005	2004

Amortization of deferred acquisition costs and ceding commissions
Financial Guarantee Insurance:
Acquisition costs	$16,719	$12,370	$12,062
Ceding commissions	(6,182)	(7,706)	(10,130)

Net acquisition costs	10,537	4,664	1,932
Financial Guarantee Reinsurance:
Acquisition costs	5,703	7,567	6,327

Acquisition costs, net	$16,240	$12,231	$8,259

          Capitalized acquisition costs in the financial guarantee insurance segment consist of a portion of compensation, travel and entertainment and marketing costs; as well as premium and excise taxes, rating agency fees and legal costs associated with the production of new business. Such capitalized acquisition costs are reduced by ceding commission income on premiums ceded to reinsurers.

          Amortization of acquisition costs in the financial guarantee insurance segment was $16.7 million for the year ended December 31, 2006, an increase of $4.3 million, as compared to $12.4 million in 2005 (which included $2.1 million and 1.1 million, respectively, of accelerated amortization of deferred acquisition costs due to refundings in 2006 and 2005). Excluding the impact of refundings, the increase of $3.3 million primarily reflects higher acquisition costs resulting from the growth in our in-force business.

          Amortization of deferred ceding commission revenue in the financial guarantee insurance segment for the year ended December 31, 2006 was lower by $1.5 million, as compared to 2005, due to a commutation of business previously ceded to an affiliate that resulted in the company retaining more business written.

          Acquisition costs in the financial guarantee reinsurance segment represent commissions paid to acquire assumed business, as well as fees for letters of credit to secure our obligations to primary companies so that they can take credit for our reinsurance in filings with their insurance regulators. Amortization of acquisition costs in the financial guarantee reinsurance segment was $5.7 million for the year ended December 31, 2006, a decrease of $1.9 million, as compared to $7.6 million in 2005. The decrease was primarily the result of a decrease in net premiums earned in the financial guarantee reinsurance segment and a decrease in letter of credit fees of $0.9 million.

          Amortization of acquisition costs in the financial guarantee insurance segment was $12.4 million in 2005, an increase of $0.3 million or 2.5% as compared to $12.1 million in 2004 (which included $1.1 million and $0.4 million, respectively, of accelerated amortization of deferred acquisition costs due to refundings in 2005 and 2004.). The increase primarily reflects the growth in our in-force business offset by a shift in business mix to more installment-based policies, resulting in lower deferred costs associated with premium and excise taxes. Amortization of deferred ceding commission revenue in the financial guarantee insurance segment was $7.7 million in 2005, a decrease of $2.4 million or 23.8% as compared to $10.1 million in 2004.

          Amortization of deferred ceding commission revenue from third party reinsurers increased $1.1 million from 2004 to 2005 due to higher cessions of installment business, while amortization of deferred ceding commission revenue from XLI and XL RE AM decreased $3.5 million from 2004 to 2005 primarily as a result of lower cessions of installment business.

          Amortization of acquisition costs in the financial guarantee reinsurance segment was $7.6 million in 2005, an increase of $1.3 million or 20.6% as compared to $6.3 million in 2004. The increase was primarily due to an increase in letter of credit fees consistent with growth in our in-force reinsurance book of business.

     Operating Expenses

          Operating expenses were $79.0 million in 2006, an increase of $11.4 million or 16.8% as compared to $67.6 million in 2005. The increase in operating expenses in 2006, as compared to 2005, was primarily attributable to corporate expenses we incurred as a public company in 2006 of $6.4 million that we did not incur prior to our IPO, higher operating expenses in the financial guarantee insurance segment of $3.2 million, and higher operating expenses in the financial guarantee reinsurance segment of $1.9 million. The increase in operating expenses was primarily due to higher compensation costs associated with certain employees whose compensation prior to the IPO was partially charged to other affiliates of XL Capital, as well as certain expenses associated with SCA being a standalone public company, which prior to the IPO we did not incur.

          Operating expenses were $67.6 million in 2005, an increase of $9.2 million or 15.8% as compared to $58.4 million in 2004. The increase in operating expenses in 2005, as compared to 2004, was primarily attributable to higher operating expenses in the financial guarantee insurance segment of $11.3 million, partially offset by lower operating expenses in the financial guarantee reinsurance segment of $2.1 million. The increase in operating expenses in the financial guarantee insurance segment was primarily due to higher information technology and other miscellaneous expenses related to the continued build-out of the infrastructure for our financial guarantee insurance business. The decrease in operating expenses in the financial guarantee reinsurance segment was primarily due to non-recurring costs incurred in 2004 in connection with the establishment of XLFA’s soft capital facility. See “—Liquidity and Capital Resources” for additional information regarding XLFA’s soft capital facility.

Liquidity and Capital Resources

     Liquidity Resources

          We define liquidity resources to include: our total investments in debt securities, short-term investments, cash and cash equivalents, accrued investment income, the capacity for revolving credit loans under our Letter of Credit and Liquidity Facility (see”—Letter of Credit and Liquidity Facility” below for details), and with respect to XLFA, our soft capital credit facility (see”—XLFA Soft Capital Facility” below for details). At December 31, 2006 and 2005 our total liquidity resources on a consolidated basis were $2.6 billion and $1.6 billion, respectively.

          Our total consolidated net cash inflows for the year ended December 31, 2006 were $762.5 million, which consisted of $392.9 million in net cash flow generated by operations, $342.3 million generated from our IPO ($341.3 million excluding certain offering costs not yet paid), and $28.5 million from capital contributions from XL Capital (which includes cash held by a contributed subsidiary). Of these cash flows $608.6 million was used for net purchases of new investments, and $7.2 million was used to pay dividends to holders of our common stock and the redeemable preferred shares of our subsidiary. The balance of cash inflows increased cash and cash equivalents by $148.0 million which are primarily invested in high yielding, high quality commercial paper of less than a 90 day maturity. Cash inflows from operations were driven by new business written and investment income.

     Capital Resources

          We manage our capital resources to maintain appropriate claims-paying resources to sustain the Triple-A claims-paying ratings of our insurance subsidiaries, while minimizing our cost of capital. To the extent that the existing capital resources of our operating subsidiaries are insufficient to meet regulatory or rating agency requirements or cover losses, we may need to raise additional funds through financings or curtail our insurance subsidiaries’ growth and reduce their insured exposure. In addition, any equity or debt financing, if available, may be on terms that are not favorable to us. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results, and financial condition could be adversely affected.

          As a result of significant business production by our operating subsidiaries in 2006 and anticipated future business growth, management is exploring raising additional capital in the form of preferred securities or debt and, in addition, increasing the use of third-party reinsurance. Any such transaction in this regard will be subject to market, regulatory and other considerations.

     SCA Liquidity

          Our cash flow consists of dividends from our insurance subsidiaries (XLCA and XLFA), if declared and paid, and investment income on assets held by us from the proceeds of our IPO, offset by expenses incurred for employee compensation and other expenses incurred as a stand-alone public company, including: board of directors fees, directors and officers liability insurance, independent auditor fees, stock registrar and listing fees, legal fees, and annual report and proxy production and distribution costs. Of the net proceeds from our IPO of $341.3 million, we contributed $298.1 million to XLFA and $25.0 million to XLCA to support their business operations and retained $19.3 million for general corporate purposes. On October 31, 2006 the Board of Directors of the Company declared a cash dividend on our common shares of $0.02 per share, aggregating $1.3 million. The dividend was paid on December 29, 2006 to shareholders of record on December 11, 2006. Also, on February 27, 2007, our board of directors declared a dividend of $.02 per common share, which is payable on March 30, 2007 to shareholders of record on March 15, 2007. Any future dividends will be subject to the discretion and approval of the Board of Directors.

          As a holding company, our ability to meet our cash requirements (including any dividends on our common shares, if and when declared) depends, in part, upon dividends or advances from our insurance subsidiaries. The payment of dividends or advances from our insurance subsidiaries is subject to regulatory restrictions (see Note 17 to our Consolidated Financial Statements elsewhere herein). In addition, the ability of our insurance subsidiaries to conduct business depends upon ratings from independent rating agencies and, consequently, they are subject to rating agency imposed restrictions which also may affect their ability to pay dividends or make advances. As a result of the aforementioned regulatory and rating agency restrictions, there can be no assurance that our insurance subsidiaries will be able to pay dividends or make advances, or that any dividends or advances paid by our insurance subsidiaries will be sufficient to fund our cash requirements or that we will not be required to seek external debt or equity financing to meet our operating expenses.

          In the ordinary course of business, we evaluate our liquidity resource needs in light of our expenses, our dividend policy, and the dividend paying ability of our insurance subsidiaries. Based on our liquidity resources (see definition above) at December 31, 2006, which aggregated $279.6 million and the income we expect to receive from such liquidity resources, we believe that our holding company will have sufficient liquidity to pay its operating expenses and planned dividends over the next twelve months.

          In connection with our IPO, our operating subsidiaries have each agreed that, until the second anniversary of the IPO each will not declare or pay dividends on its common stock other than to fund certain parent holding company operating expenses and debt service requirements and to fund “nominal” dividends on our common stock. In addition, New York Insurance law contains a test governing the amount of dividends that XLCA can pay in any year and, as a result of the application of such test, XLCA cannot currently pay dividends, without notice to, and prior approval from, the New York Superintendent. As a U.S. company paying dividends to a Bermuda holding company, XLCA’s dividends are subject to a 30% withholding tax rate.

     Operating Subsidiaries Liquidity

          Liquidity resources at our operating subsidiaries are primarily used to pay their operating expenses, claims, payment obligations with respect to credit derivatives, reinsurance premiums, support in force business, and pay dividends to us, as well as in the case of XLCA to make investments from time to time in its subsidiary, XLCA-UK. Our operating subsidiaries’ principal sources of liquidity resources are their portfolio of liquid assets and their net operating cash flow, as well as, in the case of XLFA, the soft capital facility described under “—XLFA Soft Capital Facility” below. Liquidity resources can be affected by changes in interest rates and the amount and timing of loss payments as well as the other factors described under “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Profitability.”

          We believe that our operating subsidiaries have sufficient liquidity resources to meet their obligations as of December 31, 2006 –See also “Capital Resources” above. Their liquidity resources are subject to market conditions, regulation and rating agency requirements and we cannot guarantee that they will have sufficient liquidity resources in the future or that they will not have to seek alternative sources of liquidity resources, which may be more expensive than their current liquidity resource options.

          Cash Flows. Net cash provided by operating activities was $392.9 million in 2006 compared to $226.7 million in 2005. Net cash provided by operating activities increased by $166.2 million, driven by new business written and investment income. Net cash provided by operating activities was $226.7 million in 2005 compared to $190.5 million in 2004. Net cash provided by operating activities increased by $36.2 million, consistent with the slight increase in net income.

          Net cash provided by (used in) financing activities was $363.7 million, $(7.5) million, and $(13.2) million for the years ended December 31, 2006, 2005 and 2004, respectively. We received proceeds, net of underwriting fees and issuance costs paid, of $342.3 million from our initial public offering in August of 2006. We received additional cash capital contributions from XL Capital Ltd of $28.5 million coincident with certain transactions described under “—Formation Transactions.” Cash outflows from financing activities relate to dividends paid to holders of the redeemable preferred shares of our subsidiary and, in the current year, holders of our common stock.

          Net cash used in investing activities was $608.6 million, $235.9 million and $209.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Cash used in investing activities is primarily a result of investing cash received from premiums and investment income. The increase in cash used for investing activities from 2006 to 2005 is due to the investment of the net proceeds received from our initial public offering.

          Our operating subsidiaries’ liquid assets include substantial U.S. Treasury holdings, short-term investments and readily marketable debt securities. We believe that the operating subsidiaries’ sources of liquidity are adequate to meet their anticipated needs. As of December 31, 2006 and 2005, the operating subsidiaries on a consolidated basis had readily marketable debt securities and short-term investments with a carrying value of $2.0 billion and $1.3 billion, respectively. At those dates, approximately 99.9% of our operating subsidiaries’ consolidated fixed income portfolio was rated “A” or higher. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments” for further details.

     Letter of Credit and Liquidity Facility

          On August 4, 2006, we and certain of our subsidiaries entered into an aggregate $500.0 million, five-year letter of credit and revolving credit facility (the “$500.0 million credit facility”) with a syndicate of banks, for which Citibank N.A. is the administrative agent. The letter of credit and liquidity facility provides for letters of credit of up to $250 million and up to $250 million of revolving credit loans with the aggregate amount of outstanding letters of credit and revolving credit loans thereunder not to exceed $500 million.

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

          The credit and liquidity facility contains financial covenants that require that SCA at any time (a) prior to August 4, 2008, maintain a minimum net worth of $857.4 million, (b) after August 4, 2008, maintain a minimum net worth equal to the greater of (1) $857.4 million (our net worth, defined as total shareholders’ equity before accumulated other comprehensive income, was approximately $1,386.2 million at December 31, 2006) or (2) an amount equal to 65% of the consolidated net worth as of the end of the then most recent fiscal year or fiscal quarter of SCA for which financial statements shall have been delivered, and (c) maintain a maximum total funded debt-to-total capitalization ratio of 30% (at December 31, 2006, we had no debt outstanding). The letter of credit and liquidity facility also contains certain covenants, including restrictions on mergers, acquisitions and other business consolidations; the sale of assets; incurrence of indebtedness; liens on our assets; and transactions with affiliates. In addition, the letter of credit and liquidity facility contains certain customary provisions regarding events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to certain other indebtedness, certain events of bankruptcy and insolvency, material judgments, certain events under the Employee Retirement Income Security Act of 1974, as amended, and changes of control.

          As of December 31, 2006, the Company had letters of credit outstanding under the Facility of $171.9 million, which were established for the benefit of primary insurance companies reinsured by the Company, as explained below. No revolving loans have been drawn by the Company under the Facility since its inception. For the period from August 4, 2006 through December 31, 2006, the Company incurred expenses of $0.2 million under the Facility. Prior to August 4, 2006, XL Capital had drawn letters of credit under its credit facility with a syndicate of commercial banks for the benefit of primary companies reinsured by the Company. For the period from January 1, 2006 through August 3, 2006 and the years ended December 31, 2005 and 2004, the Company incurred expenses of $0.3 million, $1.6 million, and $0.5 million, respectively, related to letters of credit drawn by XL Capital for the benefit of primary companies reinsured by the Company.

          Primary insurers may require collateral or letters of credit so that they can receive reinsurance credit under certain U.S. state laws. In addition, under certain of the Company’s reinsurance treaties, the Company may be required to provide collateral or letters of credit in favor of its ceding insurers in the event of a downgrade of the Company’s credit ratings or other event which would diminish the credit provided by the Company’s reinsurance to such ceding insurers.

     Ceded Reinsurance Recoverables

          We manage our in-force portfolio of guaranteed obligations based on, and to comply with, regulatory and rating agency single-risk limits and internal credit guidelines. Single-risk limits are designed to avoid concentration in single names and to mitigate event risk and are calculated as a percentage of capital. For transactions that exceed these limits or guidelines, we will cede the excess to XLI or other third-party reinsurers. Generally, all such reinsurance is structured as facultative quota share reinsurance in which the reinsurer is liable to us for its quota share of the applicable policies that we issue, regardless of when the loss occurs. Accordingly, related loss reserves, including unallocated loss reserves, are ceded in accordance with such contracts. Through these facultative cessions, we gain greater flexibility to manage large single risks and reduce concentration in specific bond sectors and geographic regions. Part of our strategy is to reduce reinsurance to XLI and increase our third-party reinsurance relationships. To the extent that we cede a portion of our exposure to one or more reinsurance companies, we can reduce our concentration to particular issuers and help to control the diversification of our credit portfolio. In addition, use of reinsurance can increase our capacity to write new business and strengthen our capital adequacy ratios.

          As of December 31, 2006 and December 31, 2005, we had $70.8 million and $52.3 million, respectively, in reinsurance recoverables from our reinsurers relating to specific case reserves. The following table presents, by reinsurer, the amount of our in-force principal exposure ceded to reinsurers as of December 31, 2006 and 2005:

	As of December 31, 2006		As of December 31, 2005

(in billions, except percentages)	Ceded Par Outstanding	% Of Gross Outstanding	Ceded Par Outstanding	% Of Gross Outstanding

XL RE AM	$0.9	0.7%	$0.3	0.3%
XLI(1)	0.7	0.5%	4.0	4.4%
AAA Companies(2)	2.5	2.0%	2.0	2.2%
AA Companies & others(3)	3.2	2.5%	2.5	2.8%

Total	$7.3	5.7%	$8.8	9.7%

(1)

In connection with the transfer of business from XLI to us as described under “Formation Transactions” the amount of our in-force principal exposure ceded to XLI was reduced by approximately $3.9 billion.

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

     XLFA Preferred Share Dividend Requirements

          Pursuant to an agreement with FSAH in April 2006, XLFA restructured the terms of its Series A Redeemable Preferred Shares and changed its bye-laws accordingly. In accordance with the agreement, the participating dividend provision of the preference shares was eliminated, the stated value of the preference shares held by FSAH were increased to $54.0 million, and the fixed dividend rate was increased from 5% to 8.25%. For the year ended December 31, 2006 and 2005, XLFA paid total dividends to the holders of its redeemable preferred shares of $5.9 million and $7.5 million, respectively.

          On February 27, 2007, the board of directors of XLFA approved: (i) an extraordinary dividend of $15.0 million on its Series A Redeemable Preferred Shares, and (ii) a reduction in the stated value of the remaining outstanding Series A Redeemable Preferred Shares by a corresponding amount. Payment of the extraordinary dividend and the reduction in the stated value of the Series A Redeemable Preferred Shares are expected to be made in March 2007. As a result of the decrease in stated value, the Company’s annual fixed dividend requirement on the Series A Redeemable Preferred Shares will be reduced from $4.5 million to $3.2 million.

Long-Term Contractual Obligations

          The following table presents our long-term contractual obligations and related payments as at December 31, 2006, due by period:

(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Contractual Obligations:
Operating lease obligations	$113.1	$7.4	$15.4	$15.3	$75.0
Other contractual obligations (1)	20.0	4.0	8.0	8.0	—
Reserves for losses and loss adjustment expenses(2)	178.5	6.5	—	33.2	138.8

Total(3)	$311.6	$17.9	$23.4	$56.5	$213.8

(1)

The Company is liable under an information technology outsourcing agreement that it entered into with International Business Machines Corporation (“IBM”) on October 1, 2006. Pursuant to the agreement IBM will: (i) provide the Company with all its information technology hardware, (ii) provide all support services to maintain such hardware and provide for efficient disaster recovery, (iii) develop a transition plan for the Company’s systems from its existing hardware to new hardware, and (iv) maintain the Company’s technology at a level that allows the Company to take advantage of technological advances. In consideration for these services the Company is obligated to pay IBM approximately $4.0 million per annum for the five year term of the contract. No expense was incurred by the Company under this agreement during 2006.

(2)

The timing and amounts of actual claims payments related to these reserves vary based on many factors. The ultimate amount of the claims payments could differ materially from our estimated amounts. For information regarding the estimates for unpaid loss and loss expenses as well as factors affecting potential payment patterns of reserves for actual and potential claims related to our different lines of business see “—Critical Accounting Policies and Estimates” above.

(3)

Does not include contractual payments required under: (i) preferred shares issued by XLFA, and (ii) XLFA’s soft capital facility – see details above and in notes to our Consolidated Financial Statements included elsewhere herein.

Off-Balance Sheet Arrangements

          As of December 31, 2006 and 2005, we did not have any significant off-balance sheet arrangements that were not accounted for or disclosed in the Consolidated Financial Statements. See “—Liquidity and Capital Resources—XLFA Soft Capital Facility” above and Notes 6 and 12 to our Consolidated Financial Statements.

Recent Accounting Pronouncements

          In June 2005, at the request of the Securities and Exchange Commission, the FASB added a project to their agenda to review and provide guidance for the accounting for financial guarantee insurance contracts under which it will consider claims liability recognition, premium recognition, and the related amortization of deferred policy acquisition costs. Current accounting literature, specifically FASB Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”), and FASB Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“SFAS 97”), does not specifically address the unique characteristics of accounting for financial guarantee insurance contracts. Consequently, the accounting principles applied by the industry, as well as us, have evolved over time and incorporate the concepts of both short-duration and long-duration contract accounting under the provisions of SFAS 60 and SFAS 97, as well as other accounting literature, such as FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”) and Emerging Issues Task Force (“EITF”) Issue No. 85-20, “Recognition of Fees for Guaranteeing a Loan.” An exposure draft is expected to be issued by the FASB during the first quarter of 2007. We will continue to apply the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and our Consolidated Financial Statements elsewhere herein until further guidance is provided by the FASB.

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and addresses issues raised in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of SFAS 155 are: (i) with respect to SFAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to SFAS 140, to eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt SFAS 155 on January 1, 2007 and are currently evaluating the implications of SFAS No. 155 to our financial statements.

          In April 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to be Considered in Applying FIN 46(R),” which states that the variability to be considered when applying FIN 46(R) should be based on an analysis of the design of an entity, which entails analyzing the nature of the risks in the entity and determining the purpose for which the entity was created and determining the variability the entity is designed to create and pass along to its interest holders. Typically, assets and operations of the entity create the variability (and thus are not variable interests), while liabilities and equity interests absorb that variability (and thus, are variable interests). The role of a contract or arrangement in the design of the entity, regardless of its legal form or accounting classification, shall dictate whether that interest should be treated as creating or absorbing variability for the entity. We adopted the guidance in this FSP as of July 1, 2006 and it did not have any material effect on our financial statements.

          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is applicable for fiscal years beginning after December 15, 2006. We will adopt FIN 48 on January 1, 2007 and are currently evaluating the effect of this Interpretation on our financial statements.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This Statement is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. We are currently evaluating the effect of SFAS 157 on our financial statements.

          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides us an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect of SFAS 159 on our financial statements.

Investments

          The financial risk and oversight committee of our Board of Directors approves our general investment objectives, policies, and guidelines. Independent investment managers manage all of our consolidated investment portfolios.

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

          Because of the structure of our investment portfolio, our earnings are directly affected by changes in the valuations of the securities and investments held in the investment portfolio. These valuation changes reflect changes in interest rates (for example, changes in the level, slope and curvature of yield curves, volatility of interest rates, mortgage prepayment speeds and credit spreads) and credit quality. Market risk therefore arises due to the uncertainty surrounding the future valuations of these different assets, the factors that impact their values and the impact that this could have on our earnings.

          We seek to manage the risks of our investment portfolio through a combination of asset class, industry and security level diversification. In addition, individual security and issuer exposures are controlled and monitored at the investment portfolio level via specific investment constraints outlined in our investment guidelines and agreed with the external investment professionals. Additional constraints are generally agreed upon with the external investment professionals and may address exposures to eligible securities, prohibited investments/transactions, credit quality and concentrations limits. We also have a policy not to invest in any securities that we guarantee.

          At December 31, 2006, our consolidated fixed-income portfolio consisted of debt securities, short-term investments and cash and cash equivalents with a carrying value of $1.7 billion, $0.2 million and $0.2 million, respectively. Our debt securities are designated as available for sale in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fixed-income portfolio is reported at fair value in accordance with SFAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. Short-term investments consist of securities with maturities equal to or greater than 90 days but less than one year at time of purchase.

          The average duration of our investment portfolio was 3.1 years at December 31, 2006.

          Our fixed-income portfolio is exposed to credit and interest rate risk. At December 31, 2006, the fair value of our fixed-income portfolio was approximately $2.1 billion, as compared to approximately $1.4 billion as at December 31, 2005.

          The table below shows the percentage of our fixed-income portfolio by credit rating (excluding cash and cash equivalents) at December 31, 2006:

Total

Credit Rating(1):
AAA	80.4%
AA	6.8%
A	12.8%

Total	100.0%

(1)	Ratings represent S&P classifications. If S&P classifications are unavailable, Moody’s ratings are used.

          As at December 31, 2006, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 6.7% of the total fixed-income portfolio and approximately 42.7% of all corporate holdings. At December 31, 2006, none of our corporate holdings exceeded 1.5% of our total fixed-income portfolio (including debt securities, short-term investments, cash and cash equivalents and net payable for investments purchased).

          Our fixed-income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed-income security to changes in interest rates. We manage interest rate risk by setting duration targets for our investment portfolio, thus mitigating the overall economic effect of interest rate risk. We remain nevertheless exposed to interest rate risk since the assets are marked-to-market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves at December 31, 2006 would have decreased the fair value of our fixed-income portfolio by approximately 3.1%, or $66.5 million.

          The following table summarizes our consolidated investment portfolio at December 31, 2006:

	December 31, 2006

(in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt securities
Mortgage and asset-backed securities	$1,077,846	$3,850	$(11,435)	$1,070,261
U.S. Government and government agencies	323,638	990	(7,074)	317,554
Corporate	343,199	1,164	(6,111)	338,252
Non-U.S. sovereign government	10,126	93	(202)	10,017
U.S. states and political subdivisions of the states	375	3	—	378

Total debt securities	$1,755,184	$6,100	$(24,822)	$1,736,462

Short-term investments
Total short-term investments	$222,930	$75	$(1,104)	$221,901

          The amortized cost and estimated fair value of debt securities available for sale as of December 31, 2006, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. See Note 3 of the notes to our Consolidated Financial Statements for additional information regarding our debt securities available for sale as of December 31, 2006 and 2005.

	December 31, 2006

(in thousands)	Amortized Cost	Fair Value

Due after one through five years	$333,340	$327,943
Due after five through ten years	301,642	295,850
Due after ten years	42,356	42,408

Mortgage and asset-backed securities	1,077,846	1,070,261

Total	$1,755,184	$1,736,462

     Cautionary Note Regarding Forward-Looking Statements

          The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. Any prospectus, prospectus supplement, our annual report to ordinary shareholders, any proxy statement, any other Form 10-K, Form 10Q, or Form 8-K of ours, or any other written or oral statements made by or on behalf of us may include forward-looking statements that reflect our current views with respect to future events and financial performance. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements.

We believe that these factors include, but are not limited to, the following:

–	changes in rating agency policies or practices, including adverse changes to the financial strength or financial enhancement ratings of any or all of our operating subsidiaries;

–	ineffectiveness or obsolescence of our business strategy, due to changes in current or future market conditions or other factors;

–	the performance of our invested assets or losses on credit derivatives;

–	availability of capital (whether in the form of debt or equity) and liquidity (including letter of credit facilities);

–	the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

–	increased competition on the basis of pricing, capacity, terms or other factors;

–

greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

–	developments in the world’s financial and capital markets that adversely affect the performance of our investments and our access to such markets;

–	changes in, or termination of, our ongoing reinsurance agreements with XL Capital or FSA;

–	changes in regulation or tax laws applicable to us or our customers or suppliers such as our reinsurers;

–	changes in the rating agencies’ views on third-party inward reinsurance;

–	changes in the availability, cost or quality of reinsurance or retrocessions, including a material adverse change in the ratings of our reinsurers or retrocessionaires;

–	changes with respect to XL Capital (including changes in its ownership percentage in us) or our relationship with XL Capital;

–	changes that may occur in our operations as we begin operations as a public company;

–	changes in accounting policies or practices or the application thereof;

–	changes in the officers of our company or our subsidiaries;

–	legislative or regulatory developments;

–	changes in general economic conditions, including inflation, interest rates, foreign currency exchange rates and other factors; and

–	the effects of business disruption or economic contraction due to war, terrorism or natural or other catastrophic events.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. We undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Set forth below is a discussion regarding our market risk and how it is managed. This discussion and the estimated amounts generated from the sensitivity and value-at-risk, which we refer to as “VaR,” analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets. The results of analysis used by us to assess and mitigate risk should not be considered projections of future events or losses. See “Cautionary Note Regarding Forward-Looking Statements.”

     Credit Derivative Risk

          Credit default swaps that we write or reinsure are generally written on International Swaps and Derivatives Association, which we refer to as “ISDA,” forms. The fair value of such instruments is determined using models developed by us, which are dependent upon a number of factors, including changes in interest rates, future default rates, credit spreads, changes in credit quality, future expected recovery rates and other market factors. Other elements of the change in fair value are based upon pricing established at the inception of the contract. The following table summarizes the estimated change in fair value as a result of an assumed shift in the following factors:

(in millions)	Estimated Increase (Decrease) in Fair Value

Change in interest rates:
10% increase in recovery rate	$1.5
10% decrease in recovery rate	(2.1)
10% increase in default rate	(0.7)
10% decrease in default rate	0.5
1% increase in benchmark interest rate	3.4
1% decrease in benchmark interest rate	(6.5)

     Investment Market Risk

          We have engaged BlackRock, Inc. and Evergreen Investment Management Company, LLC and/or their respective affiliates as our principal investment managers.

          We select external investment managers on the basis of various criteria, including investment style, historical performance, internal controls, operational risk, and the ability to contribute to the diversification of our portfolio. The investment portfolio is managed in accordance with detailed investment guidelines determined by us. Our investment managers are well established, large institutional investment professionals.

          Our investment portfolio consists of fixed-income debt securities, short-term investments, and cash and cash equivalents. These investments are principally denominated in U.S. dollars.

          Our earnings and book value are directly affected by changes in the valuation of the securities in our fixed-income portfolio. These valuation changes reflect changes in interest rates (for example, changes in the level, slope and curvature of yield curves, volatility of interest rates, mortgage prepayment speeds and credit spreads) and credit quality (for example, changes in prices and volatilities of individual securities). Market risk therefore arises due to the uncertainty surrounding the future valuations of these different assets and the factors that impact their values.

          We seek to manage the risks of our fixed-income portfolio through a combination of industry and security level diversification. These allocation decisions are made relative to our capital and with an emphasis on high quality securities as is appropriate for the financial guarantee business. We establish specific investment guidelines for our external investment professionals within the general investment objectives, policies, and guidelines approved by the financial risk and oversight committee of our Board of Directors. Additional constraints are generally agreed with the external investment professionals, which may address exposures to eligible securities, prohibited investments/transactions, credit quality and general concentrations limits.

     Investment Value-at-Risk

          VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, due to adverse movements in the valuation of the securities comprising our total investment portfolio. The total investment portfolio includes debt securities, short-term investments, and cash and cash equivalents.

          We calculate the VaR of our total investment portfolio using a one-month time horizon and a 95% level of confidence. This means that, on average, we could expect losses greater than predicted by the VaR results 5% of the time, or once every 20 months. The calculation of VaR is performed quarterly using a full valuation based on the Monte Carlo modeling approach and it is expressed both in terms of U.S. dollars and as a percentage of our total investment portfolio.

          The modeling of the risk of any portfolio, as measured by VaR, involves a number of assumptions and approximations. While we believe that our assumptions and approximations are appropriate, there is no uniform industry methodology for calculating VaR. We are aware that different VaR results can be produced for the same portfolio depending on the approach used, as well as the assumptions employed when implementing the approach. The VaR approach uses historical data to determine the sensitivity of each of the underlying securities to the risk factors incorporated into the models that are employed in the Monte Carlo simulations. In calculating these sensitivities, greater importance is placed on the more recent data points and information. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict the magnitude of risk to which we are exposed. There is no assurance that our actual future losses will not exceed the VaR. Also, risks associated with abnormal market events can be significantly different from the VaR results and these are by definition not reflected or assessed in the VaR analysis.

          The VaR of our total investment portfolio at December 31, 2006 was approximately $21.2 million.

          In instances where the data or time series are insufficient to determine the risk factor sensitivities, the VaR approach uses proxy time series data available for similar instruments. At December 31, 2006, approximately $1.1 billion (51% of our total investment portfolio at market value) used proxy time series data related to various total investment portfolios. We review the proxies to ensure that an appropriate data and time series is being used in the calculations and that the proxies used are conservative.

          The following two tables show our average, minimum and maximum VaR in percentage and dollar terms for our total investment portfolio during 2006, based upon the VaR at month-end dates. The two tables also include our VaR in percentage and dollar terms, respectively, for our total investment portfolio at December 31, 2006. Our total investment portfolio VaR at December 31, 2006 is not necessarily indicative of future VaR levels:

	Average VaR % VaR(1)	Minimum VaR % VaR(1)	Maximum VaR % VaR(1)	At December 31, 2006 % VaR(1)

Total Investment Portfolio VaR(2)	1.0%	0.8%	1.1%	1.0%

(in millions)	Average VaR during 2006 VaR(3)	Minimum VaR during 2006 VaR(3)	Maximum VaR during 2006 VaR(3)	VaR as at December 31, 2006 VaR(3)

Total Investment Portfolio VaR(2)	$ 16.2	$ 12.0	$ 21.2	$ 21.2

(1)	Based on a 95% confidence level with a one-month holding period and expressed as a percentage of our total investment portfolio.

(2)

Total Investment Portfolio VaR is our VaR based on the prescribed methodology that explicitly accounts for the diversification benefits that occur when each of the allocations to the individual asset classes is included in the investment portfolio.

(3)	Based on a 95% confidence level with a one-month holding period.

          Our total investment portfolio VaR is driven by: the size of the overall investment portfolio; the size of the allocations to the different asset classes and securities in the asset classes; the risks associated with each of the asset classes and securities; and the correlations and diversification benefits between each of the asset classes and securities. Changes in any of these variables will have a direct impact on our VaR.

     Stress Testing

          VaR does not provide the means to estimate the magnitude of the loss in the 5% of occurrences by which we expect the VaR level to be exceeded. To complement the VaR analysis based on normal market environments, we consider the impact on the investment portfolio in several different historical stress periods to analyze the effect of unusual market conditions. We establish certain historical stress test scenarios that are applied to our total investment portfolio. As these stress tests and estimated gains and losses are based on historical events, they will not necessarily reflect future stress events or gains and losses from such events. The results of the stress test scenarios are reviewed on a regular basis to ensure they are appropriate, based on current shareholders equity, market conditions and our total risk tolerance.

          The table below shows the maximum impact on our total investment portfolio if all events stress tested were to repeat themselves, given the actual portfolio’s allocations at quarter end dates during 2006. We assume that no action is taken during the stress period to either liquidate or rebalance the portfolio. We believe that this fairly reflects the potential decreased liquidity that is often associated with stressed market environments.

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

Stress Test:
Maximum loss impact on portfolio	(5.1%)	(5.0%)	(4.8%)	(4.8%)
Maximum gain impact on portfolio	15.7%	16.0%	14.0%	13.4%

          From the different scenarios that we analyze, the largest downside event risk exposure during 2006 was (5.1%), based on the investment portfolio at March 31, 2006. The largest upside risk exposure during 2006 was 16.0% at June 30, 2006.

          Given our total investment portfolio allocations at December 31, 2006, we would expect to lose approximately (4.8%) of the portfolio value if the most damaging event stress tested was repeated, all other things held equal, and we would expect to gain approximately 13.4% of the portfolio value if the most favorable event stress tested was repeated, all other things held equal.

Foreign Currency Fluctuation

          We are exposed to foreign currency fluctuation risk primarily as it relates to potential losses on policies not denominated in U.S. dollars and on non-U.S. dollar installment premiums expected to be collected in the future. As of December 31, 2006, the aggregate net par outstanding of all exposures not denominated in U.S. dollars was less than 15% of our total net par outstanding. We do not currently hold individual currency portfolios to support the potential liabilities for each currency. To mitigate the risk of foreign currency fluctuations on the non-U.S. dollar installment premiums, we forecast non-U.S. dollar installment premiums to be collected and non-U.S. dollar expenses on a quarterly basis to determine if any foreign currency hedging activities are prudent. No such hedging activities have been executed to date.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

          To the Board of Directors and Shareholders of Security Capital Assurance Ltd:

          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows present fairly, in all material respects, the financial position of Security Capital Assurance Ltd and Subsidiaries (the “Company”), at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York

March 14, 2007

SECURITY CAPITAL ASSURANCE LTD
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

(U.S. Dollars in thousands, except per share amounts)	2006	2005

Assets
Investments
Debt securities available for sale, at fair value (amortized cost: 2006—$1,755,184; 2005—$1,336,075)	$1,736,462	$1,316,029
Short-term investments, at fair value (amortized cost: 2006—$222,930; 2005—$31,015)	221,901	30,811
Other invested assets	—	17,621

Total investments	1,958,363	1,364,461
Cash and cash equivalents	202,548	54,593
Accrued investment income	16,515	11,847
Deferred acquisition costs	93,809	59,592
Prepaid reinsurance premiums	59,983	69,873
Premiums receivable	12,936	7,770
Reinsurance balances recoverable on unpaid losses	88,616	69,217
Intangible assets—acquired licenses	11,529	11,529
Deferred income tax asset	18,182	17,569
Other assets	34,333	17,864

Total assets	$2,496,814	$1,684,315

Liabilities, Minority Interest and Shareholders’ Equity
Liabilities
Unpaid losses and loss adjustment expenses	$178,517	$147,368
Deferred premium revenue	795,906	592,585
Reinsurance premiums payable	13,952	310
Net payable for investments purchased	5,435	—
Accounts payable, accrued expenses and other liabilities	82,468	25,720

Total liabilities	1,076,278	765,983

Commitments and Contingencies (Note 15)

Minority interest – redeemable preferred shares of subsidiary	54,016	50,518

Shareholders’ Equity
Common stock (par value $0.01 per share; 500,000,000 shares authorized; shares issued and outstanding: 2006 – 64,136,364; 2005 – 46,127,245)	641	461
Additional paid-in capital	987,803	605,951
Retained earnings	397,781	281,709
Accumulated other comprehensive loss	(19,705)	(20,307)

Total shareholders’ equity	1,366,520	867,814

Total liabilities, minority interest and shareholders’ equity	$2,496,814	$1,684,315

See accompanying notes to consolidated financial statements.

SECURITY CAPITAL ASSURANCE LTD
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(U.S. Dollars in thousands, except per share amounts)	2006	2005	2004

Revenues
Gross premiums written	$353,728	$233,269	$232,541
Reinsurance premiums assumed	55,271	52,170	44,021

Total premiums written	408,999	285,439	276,562
Ceded premiums written	(13,067)	(40,527)	(8,123)

Net premiums written	395,932	244,912	268,439
Change in net deferred premium revenue	(212,817)	(93,073)	(152,158)

Net premiums earned (net of ceded premiums earned of $22,957; $28,107; and $59,144)	183,115	151,839	116,281
Net investment income	77,724	51,160	35,746
Net realized losses on investments	(16,180)	(3,221)	(178)
Net realized and unrealized (losses) gains on credit derivatives	(8,385)	(6,681)	12,687
Fee income and other	2,365	750	100

Total revenues	238,639	193,847	164,636

Expenses
Net losses and loss adjustment expenses	14,958	26,021	21,274
Acquisition costs, net	16,240	12,231	8,259
Operating expenses	78,999	67,621	58,395

Total expenses	110,197	105,873	87,928

Income before income tax and minority interest	128,442	87,974	76,708
Income tax expense (benefit)	3,133	(1,277)	1,920

Income before minority interest	125,309	89,251	74,788
Minority interest - dividends on redeemable preferred shares	7,954	8,805	15,934

Net income	$117,355	$80,446	$58,854

Net Income per share:
Basic	$2.19	$1.74	$1.28
Diluted	$2.18	$1.74	$1.28
Weighted-average shares outstanding:
(Shares in thousands)
Basic	53,676	46,127	46,127
Diluted	53,718	46,127	46,127
Comprehensive income
Net income	$117,355	$80,446	$58,854
Change in unrealized appreciation (depreciation) of investments, net of deferred tax benefit (expense) of $102 in 2006, $792 in 2005 and ($135) in 2004	602	(20,066)	(2,742)

Total comprehensive income	$117,957	$60,380	$56,112

See accompanying notes to consolidated financial statements.

SECURITY CAPITAL ASSURANCE LTD
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(U.S. Dollars in thousands, except per share amounts)	2006	2005	2004

Common stock
Balance—beginning of year	$461	$461	$461
Issuance of common stock	180

Balance—end of year	641	461	461

Additional paid-in capital
Balance—beginning of year	605,951	603,247	476,192
Issuance of common stock, net of underwriting fees and issuance costs	341,082
Capital contributions	40,770	2,704	127,055

Balance—end of year	987,803	605,951	603,247

Retained Earnings
Balance—beginning of year	281,709	201,263	142,409
Net income	117,355	80,446	58,854
Dividends on common shares	(1,283)

Balance—end of year	397,781	281,709	201,263

Accumulated other comprehensive income
Balance—beginning of year	(20,307)	(241)	2,501
Net change in unrealized appreciation (depreciation) of investments	602	(20,066)	(2,742)

Balance—end of year	(19,705)	(20,307)	(241)

Total shareholders’ equity	$1,366,520	$867,814	$804,730

See accompanying notes to consolidated financial statements.

SECURITY CAPITAL ASSURANCE LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(U.S. Dollars in thousands)	2006	2005	2004

Cash provided by operating activities:
Net income	$117,355	$80,446	$58,854
Adjustments to reconcile net income to net cash provided by operating activities
Net realized losses on sale of investments	16,180	3,221	178
Net realized and unrealized losses (gains) on credit derivatives	8,385	6,681	(12,687)
Amortization of premium on bonds	3,396	4,299	5,672
Minority interest – dividends on redeemable preferred shares	7,954	8,805	15,934
Deferred tax benefit	(434)	(916)	(3,834)
Increase (decrease) in accrued investment income	(4,643)	(2,519)	416
(Increase) in deferred acquisition costs	(34,217)	(14,993)	(26,860)
Decrease (increase) in prepaid reinsurance premiums	9,890	(12,419)	51,021
(Increase) decrease in premiums receivable	(5,166)	14,448	(17,506)
(Increase) in reinsurance balances recoverable on unpaid losses	(19,399)	(8,303)	(49,514)
Increase in unpaid losses and loss adjustment expenses	31,149	31,634	68,539
Increase in deferred premium revenue	203,321	105,492	101,137
Increase (decrease) in reinsurance premiums payable	13,642	(3,975)	(4,133)
Other, net	45,532	14,845	3,317

Total adjustments	275,590	146,300	131,680

Net cash provided by operating activities	392,945	226,746	190,534

Cash flows from investing activities:
Proceeds from sale of debt securities	384,451	589,013	2,009,239
Purchase of debt securities	(994,454)	(922,522)	(2,314,521)
Net (purchases) sales of short-term investments	(45,714)	20,373	(449,367)
Proceeds from maturity of debt securities and short-term investments	47,074	77,217	545,389

Net cash used in investing activities	(608,643)	(235,919)	(209,260)

Cash flows from financing activities:
Proceeds from issuance of common stock less underwriters’ allowance and issuance costs paid	342,341	—	—
Cash from contributed subsidiary	7,304	—	—
Cash contributions from XL Capital	21,229	—	876
Dividends on common shares	(1,283)	—	—
Dividends on redeemable preferred shares	(5,938)	(7,481)	(14,103)

Net cash provided by (used in) financing activities	363,653	(7,481)	(13,227)

Increase (decrease) in cash and cash equivalents	147,955	(16,654)	(31,953)
Cash and cash equivalents—beginning of year	54,593	71,247	103,200

Cash and cash equivalents—end of year	$202,548	$54,593	$71,247

Non-cash capital contributions	$19,541	$2,704	$127,055
Taxes (received) paid under tax sharing agreement	$(508)	$2,485	$8,639

See accompanying notes to consolidated financial statements.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

1. Organization and Business

          On March 17, 2006, XL Capital Ltd (“XL Capital”) formed Security Capital Assurance Ltd (“SCA”), a Bermuda based holding company, in anticipation of contributing its ownership interests in its financial guarantee insurance and financial guarantee reinsurance operating businesses to SCA and selling an interest therein to the public through an initial public offering of SCA common shares (the “IPO”). The contribution of the businesses to SCA occurred on July 1, 2006 and the IPO was consummated on August 4, 2006 – see Initial Public Offering below for further information. The aforementioned operating businesses contributed to SCA by XL Capital consisted of: (i) XL Capital Assurance Inc. (“XLCA”) and its wholly-owned subsidiary, XL Capital Assurance (U.K.) Limited (“XLCA-UK”) and (ii) XL Financial Assurance Ltd. (“XLFA”). In addition, on July 1, 2006, XL Capital contributed all its ownership interest in XL Financial Administrative Services Inc. (“XLFAS”) to SCA. XLFAS employs personnel whom provide services exclusively to SCA and its subsidiaries. Prior to the IPO, XLCA and XLFAS were indirect wholly owned subsidiaries of XL Capital and substantially all of XLFA was owned by XL Capital, except for a $54.0 million preferred stock interest which is owned by Financial Security Assurance Holdings Ltd. (“FSAH”) – see Note 5.

          XL Capital is a public company whose shares are listed on the New York Stock Exchange under the symbol “XL.” XL Capital, through its operating subsidiaries, provides a wide range of insurance and reinsurance coverage and financial products and services to industrial, commercial and professional service firms, insurance companies and other enterprises worldwide.

          XLCA is an insurance company domiciled in the State of New York and is licensed to conduct financial guarantee insurance business throughout all 50 of the United States, as well as in the Commonwealth of Puerto Rico, the District of Columbia and the U.S. Virgin Islands. In addition, XLCA through its wholly owned subsidiary, XLCA-UK, which is an insurance company organized under the laws of England, is permitted to conduct business in England, Ireland, Spain, France, Portugal, Italy, The Netherlands, Greece, Norway and Germany. To facilitate distribution of their products, XLCA maintains a branch office abroad in Singapore and XLCA-UK maintains a branch office in Madrid. In addition, XLCA has an office in California.

          XLCA and XLCA-UK are primarily engaged in providing credit protection through the issuance of financial guarantee insurance policies and credit default swaps. Financial guarantee insurance provides an unconditional and irrevocable guarantee to the holder of a debt obligation of full and timely payment of principal and interest. In the event of a default under the obligation, the insurer has recourse against the issuer and/or any related collateral (which is more common in the case of insured asset-backed obligations or other non-municipal debt) for amounts paid under the terms of the policy. Credit default swaps are derivative contracts which offer credit protection relating to a particular security or pools of specified securities. Under the terms of a credit default swap, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a referenced security. Credit derivatives typically provide protection to a buyer rather than credit enhancement of an issue as in traditional financial guarantee insurance. The companies’ underwriting policies limit the companies to providing credit protection only on obligations or referenced securities that it determines would be of investment-grade quality without the benefit of credit enhancement provided by the companies through their issuance of insurance policies and credit default swaps.

          XLFA is primarily engaged in the business of providing reinsurance of financial guarantee insurance policies and credit default swaps issued by XLCA, subsidiaries of FSAH (see Note 5), and certain other non-affiliated triple-A-rated financial guarantee primary insurance companies.

          XLCA, XLCA-UK, and XLFA all have triple-A financial strength ratings from Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Inc. SCA, XLCA, XLFA, XLFAS and all other subsidiaries of SCA are hereafter collectively referred to as the “Company.”

Initial Public Offering

          In the IPO SCA issued 18,009,119 common shares at $20.50 per share for aggregate consideration of $369.2 million. Underwriting expenses were $22.2 million and other issuance costs were approximately $5.7 million resulting in net proceeds of approximately $341.3 million. After the IPO, a secondary offering of SCA common stock by XL Capital, the exercise of the underwriters’ over-allotment option and restricted share awards to management of SCA, XL Capital’s ownership of SCA’s outstanding common shares represented approximately a 63 percent economic interest in SCA. As a result of limitations on XL Capital’s voting power contained in SCA’s Bye-laws, the votes conferred by the common shares owned by XL Capital will not exceed, with respect to elections of directors, 50.1% of the aggregate voting power of all common shares entitled to vote generally at any election of directors or, with respect to any other matter presented to our shareholders for their action or consideration, 47.5% of the aggregate voting power of all common shares entitled to vote on such matter. Either or both of such limitations on XL Capital shall cease to apply, or may be adjusted upwards, upon our receipt of written confirmation from each nationally recognized rating agency then providing a financial strength rating for us and/or our subsidiaries that such financial strength rating is or will be determined without reference to the ratings of XL Capital or that the then financial strength rating issued by it will not at the time of such confirmation be adversely affected by the elimination or adjustment of such limitation, and, in the case of any adjustment (as opposed to elimination), the applicable percentages set forth above shall automatically be adjusted to those percentages

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

as so determined by the foregoing; provided, however, that, in the event that such written confirmation shall later be rescinded, such limitation shall be reinstated at a percentage equal to the lesser of (i) such percentage as is required by the rescinding rating agency and (ii) the percentage set forth above originally applicable to such limitation.

2. Summary of Significant Accounting Policies

     Basis of Presentation

          The accompanying consolidated financial statements present the historical consolidated financial position, results of operations and cash flows of the Company. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accounting policies requiring significant estimates relate to deferred acquisition costs, investments and reserves, as discussed in this note. Certain amounts in 2005 and 2004 have been reclassified to conform to the current year presentation.

          Prior to the IPO, certain expenses reflected in the financial statements include allocations of corporate expenses incurred by XL Capital related to general and administrative services provided to the Company. These expenses were allocated based on estimates of the cost incurred by XL Capital to provide these services to the Company. Management believes that the methods used to estimate the costs allocated to the company are reasonable. All intercompany accounts and transactions have been eliminated in consolidation. However, these results do not necessarily represent what the historical consolidated financial position, results of operations and cash flows of the Company would have been if the Company had been a separate and stand-alone entity during the periods presented.

     Investments

          All of the Company’s investments in debt securities are considered available-for-sale and accordingly are carried at fair value. The fair value of investments is based on quoted market prices received from a nationally recognized pricing service or, in the absence of quoted market prices, on dealer quotes. The net unrealized appreciation or depreciation on investments, net of deferred income taxes, is included in accumulated other comprehensive income (loss). Any unrealized depreciation in value considered by management to be other-than-temporary is charged to income in the period that such determination is made.

          At the end of each accounting period, the Company reviews unrealized losses on its investment securities to identify declines in fair value that are other-than-temporary. This review involves consideration of several factors including: (i) the time period during which the security has been in a continuous unrealized loss position, (ii) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (iii) the significance of the decline, (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question and (v) the Company’s intent and ability to hold the investment for a sufficient period of time for the value to recover. Where the Company concludes that a decline in fair value is other-than-temporary, the cost of the security is written down to fair value and a corresponding loss is realized in the period such determination is made. For the years ended December 31, 2006, 2005 and 2004, there were no declines in fair value deemed to be other-than-temporary.

          With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information, general market conditions and assessing value relative to other comparable securities.

          Bond discounts and premiums are amortized on the effective yield method over the remaining terms of securities acquired. For pre-refunded bonds, the remaining term is determined based on the contractual refunding date. For mortgage-backed securities, and any other holdings for which prepayment risk may be significant, assumptions regarding prepayments are evaluated periodically and revised as necessary. Any adjustments required due to the resulting change in effective yields are recognized in income.

          Short-term investments comprise securities with maturities equal to or greater than 90 days but less than one year at time of purchase. Cash equivalents include fixed-interest and money market fund deposits with a maturity of less than 90 days when purchased.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

          All investment transactions are recorded on a trade date basis. Realized gains and losses on sales of debt securities are determined on the basis of average cost. Investment income is recognized when earned.

          The Company’s policy is to not invest in obligations which it insures, and there were no such obligations included in the Company’s investment portfolio of December 31, 2006 or 2005.

     Other Invested Assets

          Other invested assets consisted of certain notes acquired in connection with the satisfaction of a claim resulting from the default of an insured obligation—see Note 13. Income on such notes was recognized based on the effective yield method. Under the effective yield method, the excess of all cash flows expected from the notes at acquisition over the Company’s initial investment in the notes was recognized as interest income on a level-yield basis over the expected life of the notes. Subsequent increases in cash flows expected to be collected were recognized prospectively through adjustment of the notes’ yield over its expected remaining life. Decreases in cash flows expected to be collected were recognized as impairments and are reflected in the accompanying consolidated statement of operations under the caption “Net realized losses on investments.”

     Premium Revenue Recognition

          Premiums charged in connection with the issuance of the Company’s guarantees are received either upfront or in installments. Such premiums are recognized as written when due. Installment premiums written are earned ratably over the installment period, generally one to three months, which is consistent with the expiration of the underlying risk or amortization of the underlying insured par. Upfront premiums written are earned in proportion to the expiration of the related risk. The methodology employed to earn upfront premiums requires that such premiums be apportioned to individual sinking fund payments of a bond issue according to the bond issue’s amortization schedule. The apportionment is based on the ratio of the principal amount of each sinking fund payment to the total principal amount of the bond issue. After the premium is allocated to each scheduled sinking fund payment, such allocated premium is earned on a straight-line basis over the period of that sinking fund payment. As a result, for upfront premiums on amortizing insured obligations, premium revenue recognition will tend to be greater in the earlier periods of the transaction when there is a higher amount of risk or principal outstanding. The effect of the Company’s upfront premium earnings policy is that the Company recognizes greater levels of upfront premiums in earlier years of each amortizing insured obligation. Recognizing premium revenue on a straight-line basis over the life of each amortizing insured obligation without allocating premiums to the scheduled principal payments would materially change the amount of premium the Company recognizes in a particular financial reporting period, but not over the life of the applicable policy. For upfront premiums on non-amortizing bullet maturity debt obligations, premium revenue recognition is recognized on a straight-line basis over the life of the underlying insured obligation. Deferred premium revenue represents the portion of premiums written that is applicable to the unexpired risk or principal of insured obligations. For both upfront and installment policies, ceded premium expense is recognized in earnings in proportion to and at the same time the related premium revenue is recognized.

          The Company’s accounting policies for the recognition of ceded premiums, ceding commissions and ceded losses and loss adjustment expenses under its ceded reinsurance contracts mirror the policies described herein for premium revenue recognition, deferred ceding commissions, and reserves for losses and loss adjustment expenses.

          In addition, when an insured issue is retired early, is called by the issuer or is in substance paid in advance through a refunding accomplished by placing U.S. government securities in escrow, the remaining deferred premium revenue is earned at that time since there is no longer risk to the Company. Premiums earned for the years ended December 31, 2006, 2005, and 2004 include $27.4 million, $14.7 million and $6.0 million, respectively, related to refunded and called bonds.

     Fee Income and Other

          The Company collects advisory and structuring fees in connection with certain transactions. Depending upon the type of fee received, the fee is either earned when services are rendered or deferred and earned over the life of the related transaction. Termination fees are earned when due and are included in the accompanying statements of operations under the caption “Fee Income and Other.” Structuring, waiver and consent, and commitment fees are included in the accompanying consolidated statements of operations as premiums and earned on a straight-line basis over the life of the related transaction.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

     Losses and Loss Adjustment Expenses

          The financial guarantees that the Company issues insure scheduled payments of principal and interest due on various types of financial obligations against default by the issuers of such obligations. The Company establishes reserves for losses and loss adjustment expenses on such business based on its best estimate of the ultimate expected incurred losses. The Company’s estimated ultimate expected incurred losses are comprised of: (i) case basis reserves, (ii) unallocated reserves, and (iii) cumulative paid losses to date. Establishment of such reserves requires the use and exercise of significant judgment by management, including with respect to estimates regarding the occurrence and amount of a loss on an insured obligation. Estimates of losses may differ from actual results and such difference may be material due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred. Examples of these events include changes in the level of interest rates, credit deterioration of insured obligations, and changes in the value of specific assets supporting insured obligations. Both qualitative and quantitative factors are used in establishing such reserves. In determining the reserves, management considers all factors in the aggregate, and does not attribute the reserve provisions or any portion thereof to any specific factor. Any estimate of future costs is subject to the inherent limitation on the Company’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and loss adjustment expenses will vary, perhaps materially, from any estimate.

          Case basis reserves on financial guarantee insurance business written are established by the Company with respect to a specific policy or contract upon receipt of a claim notice or when management determines that: (i) a claim is probable in the future based on specific credit events that have occurred and (ii) the amount of the ultimate loss that the Company will incur can be reasonably estimated. As specific case basis reserves are established the Company considers whether any changes are required to the assumptions underlying the calculation of unallocated reserves (which are discussed below) as a result of such activity. As case basis reserve activity to date has been limited, the Company has not, to date, adjusted its unallocated reserves to reflect such case basis reserve activity. See Note 13 to the Consolidated Financial Statements for a discussion of case reserve activity to date. The amount of the case basis reserve is based on the net present value of the expected ultimate loss and loss adjustment expense payments that the Company expects to make, net of expected recoveries under salvage and subrogation rights. Case basis reserves are determined using cash flow or similar models to estimate the net present value of the anticipated shortfall between (i) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (ii) anticipated cash flow from the proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries. A number of quantitative and qualitative factors are considered when determining or assessing, in management’s judgment, the need for a case basis reserve. These variables may include the creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured, the projected cash flow or market value of any assets that collateralize or secure the insured obligation, and the historical and projected loss rates on such assets. Other factors that may affect the actual ultimate loss include the state of the economy, changes in interest rates, rates of inflation and the salvage values of specific collateral. Case basis reserves are generally discounted at a rate reflecting the yield on our investment portfolio during the period the case basis reserve is established. The Company believes this yield is an appropriate rate to discount its reserves because it reflects the rate of return on the assets supporting such business. When a case basis reserve is established for a guaranteed obligation whose premium is paid on an upfront basis, the Company continues to record premium earnings on such policy over its remaining life, unless the Company has recorded a full limit loss with respect to such policy, in which case the remaining deferred premium revenue relating thereto is immediately reflected in earnings. When a case basis reserve is established for a guaranteed obligation whose premium is paid on an installment basis, those premiums, if expected to be received prospectively, are considered a form of recovery and are no longer earned as premium revenue.

          Case basis reserves on financial guarantee reinsurance assumed are generally established upon notification from ceding companies. Case basis reserves are established by the Company’s ceding companies and our proportionate share of these reserves are reported to us on a monthly basis. Based on the Company’s evaluation of the loss activity reported to it on a monthly basis, as well as the results from our periodic reviews of our ceding companies’ underwriting and surveillance procedures, the Company may, in management’s judgment, establish case reserves greater than those reported by ceding companies. The Company’s reinsurance contracts require ceding companies to submit monthly statements of premium and loss activity for the period, as well as information regarding the performance of reinsured contracts on the ceding companies’ equivalent of the Company’s list of closely monitored credits as discussed below. This information is recorded into the Company’s records upon receipt of the monthly statements. Due to the timing of the receipts of such statements from the Company’s ceding companies, the Company records such activity on a one month lag. Therefore, each annual reporting period includes a full twelve months of actual activity based on reports for each of

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

the months from December of the prior calendar year through November of the reporting year. Because such activity principally consists of premium and related activity, the Company believes that reporting such activity on a one month lag allows the Company to record more accurate information than if it were to estimate such activity for one month, and the Company compares its calendar year results to its results recorded on a one month lag for reasonableness. Further, because only a small percentage of premium written recorded in a particular month is earned in the same month, the impact of the one month lag on earned premiums is not material.

          In assessing whether a loss is probable, the Company considers all available qualitative and quantitative evidence. Qualitative evidence may take various forms and the nature of such evidence will depend upon the type of insured obligation and the nature and sources of cash flows to fund the insured obligation’s debt service. For example, such evidence with respect to an insured special revenue obligation such as an obligation supported by cash flows from a toll road would consider traffic statistics such as highway volume and related demographic information, whereas an insured mortgage backed securitization would consider the quality of the mortgage loans supporting the insured obligation including delinquency and foreclosure rates, loan to value statistics, market valuation of the mortgaged properties and other pertinent information. In addition, the Company will make qualitative judgments with respect to the amount by which certain other structural protections built into the transaction are expected to limit the Company’s loss exposure. Examples of such structural protections may include: (i) rate covenants, which generally stipulate that issuers (i.e. public finance issuers) set rates for services at certain pre-determined levels (i.e. water and sewer rates which support debt obligations supported by such revenues), (ii) springing liens, which generally require the issuer to provide additional collateral upon the breach of a covenant or trigger incorporated into the terms of the transaction, (iii) consultant call-in rights, which provide, under certain circumstances, for a consultant to be engaged to make certain binding recommendations, such as raising rates or reducing expenses, (iv) the ability to transfer servicing of collateral assets to another party, and (v) other legal rights and remedies pursuant to representations and warranties made by the issuer and written into the terms of such transactions. Quantitative information may take the form of cash flow projections of the assets supporting the insured debt obligation (which may include, in addition to collateral assets supporting the obligation, structural protections subordinate to the attachment point of our risk, such as cash reserve accounts and letters of credit), as well as (to the extent applicable) other metrics indicative of the performance of such assets and the trends therein. The Company’s ability to make a reasonable estimate of its expected loss depends upon its evaluation of the totality of both the available quantitative and qualitative evidence, and no one quantitative or qualitative factor is dispositive.

          In addition to case basis reserves, the Company maintains an unallocated loss reserve for expected losses inherent in its in-force business (consisting of both financial guarantee insurance and reinsurance business) that it expects to emerge in the future. The Company’s unallocated loss reserves represent its estimated ultimate liability from claims expected to be incurred in the future under its in-force insured and reinsured policies less outstanding case basis reserves and cumulative paid claims to date on such policies. The Company’s unallocated reserves are estimated by management based upon an actuarial reserving analysis. The actuarial methodology applied by us is in accordance with Actuarial Standards of Practice No. 36, Determination of Reasonable Provision. The methodology applied is based on the selection of an initial expected loss ratio, as well as an expected loss emergence pattern (i.e., the expected pattern of the expiration of risk on insured and reinsured in-force policies). Salvage and subrogation recoveries are implicit in the Company’s selected expected ultimate loss ratio as such ratio is derived from industry loss experience, which is net of salvage and subrogation recoveries (i.e., from the liquidation of supporting or pledged collateral assets). The implicit inclusion of salvage and subrogation recoveries in the Company’s selected expected ultimate loss ratio is consistent with the Company’s explicit consideration of collateral support in the establishment of its case basis reserves.

          The Company updates its estimates of losses and loss adjustment expense reserves quarterly and any resulting changes in reserves are recorded as a charge or credit to earnings in the period such estimates are changed. In connection therewith, the Company’s unallocated reserves are adjusted each period to reflect (i) any revisions to management’s estimate of expected ultimate losses, if any, and (ii) the underlying par risk amortization (or “loss development”) of the related insured and reinsured in-force business (i.e., loss emergence pattern). As stated above, the Company’s estimated ultimate expected incurred losses are comprised of: (i) case basis reserves, (ii) unallocated reserves, and (iii) cumulative paid losses to date. As the Company establishes case basis reserves and pays claims it may, based on its judgment, reduce or increase the ultimate expected loss ratio used to determine unallocated reserves to reflect its best estimate of expected ultimate loss experience. In addition, under the Company’s accounting policy the Company may, based on its judgment, reduce unallocated reserves in response to significant case basis reserve and/or paid loss activity. The Company would only expect such reductions to occur in limited instances, such as economic events generating significant loss activity. The Company has not viewed its case basis reserve and unallocated reserve activity to date to warrant a reduction of its unallocated reserves. Each quarterly period there is an interplay between case basis

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

reserves, unallocated reserves and cumulative paid losses to date, such that the aggregate thereof represents management’s best estimate of the ultimate losses it expects to incur on the Company’s in-force business. The Company’s initial selection of an initial expected loss ratio (and subsequent periodic updates thereof) was based on management’s judgment and considered the characteristics of its in-force financial guarantee insurance and reinsurance business (e.g. principally the mix of the Company’s in-force financial guarantee insurance and reinsurance business between public finance and structured finance business; however, the Company also considered the various bond sectors comprising the Company’s insured and reinsured in-force business which are discussed in detail in Note 12 to the Consolidated Financial Statements, as well as the credit profile of the Company’s insured and reinsured portfolio of business), as well as the Company’s actual loss experience, the characteristics of the insured in-force business of companies comprising the financial guarantee industry and the actual loss experience of companies comprising the industry from the Company’s analysis referred to above. Other factors impacting market default levels and the assumptions important to the Company’s reserving methodology are implicit in our initial expected loss ratio. Such factors may include interest rates, inflation, taxes, industry trends in the valuation of certain asset classes and the overall credit environment. Based on this comparison, the Company adjusts its expected loss ratio as considered necessary to ensure that such ratio continues to be appropriate for the risks inherent in the Company’s in-force business.

          The Company’s unallocated loss reserve is established on an undiscounted basis and represents management’s best estimate of losses that the Company will incur in the future as a result of credit deterioration in the Company’s in-force business but which have not yet been specifically identified. The Company does not attempt to apportion unallocated reserves by type of product.

          The Company’s total reserves for losses and loss adjustment expenses represent a small fraction of the Company’s insured and reinsured in-force par outstanding, which reflects the nature of the business the Company underwrites, which is consistent with that of the financial guarantee insurance industry and the loss experience of the industry. The Company believes that its reserves are adequate to cover its expected ultimate losses. However, due to the inherent uncertainties of estimating reserves for losses and loss adjustment expenses, actual experience may differ from the estimates reflected in the Company’s consolidated financial statements, and the differences may be material. While the Company believes that the underlying principles applied to loss reserving are consistent across the financial guarantee industry, differences may exist with regard to the methodology and measurement of such reserves. While the Company believes that the principles it applies are the most appropriate for the Company’s business and have been applied consistently within the periods presented, alternate methods may produce different estimates as compared to the current methodology used by the Company.

          The Company’s loss reserving policy, described above, is based on guidance provided in SFAS 60, “Accounting and Reporting by Insurance Enterprises,” SFAS 5, “Accounting for Contingencies” and analogies to Emerging Issues Task Force (EITF) 85-20, “Recognition of Fees for Guaranteeing a Loan.” SFAS 60 requires that, for short-duration contracts, a liability for unpaid claim costs relating to insurance contracts, including estimates of costs relating to incurred but not reported claims, be accrued when insured events occur. Additionally, SFAS 5, requires that a loss be recognized when it is probable that one or more future events will occur confirming that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

          Although SFAS 60 provides guidance to insurance enterprises, the Company does not believe SFAS 60 comprehensively addresses the unique attributes of financial guarantee insurance contracts, as the standard was developed prior to the maturity of the financial guarantee industry. SFAS 60 provides guidance with respect to insurance contracts that are either short-duration or long-duration in nature. Financial guarantee contracts typically have attributes of both and, therefore, are difficult to classify as either. For instance, financial guarantee contracts are reported for regulatory purposes as property and liability insurance, normally considered short-duration, but have elements of long-duration contracts in that they are irrevocable and extend over a period that may be in excess of 30 years.

          The Company believes its loss reserving policy reflects the requirements of applicable accounting literature, as well as the fact that financial guarantee losses occur over time as a result of credit deterioration, operational difficulties of the insured obligor or fraud, which may not be specifically detected when they occur but which can be generally estimated across a portfolio of insured obligations based on the credit quality and nature of the portfolio and historical default data. The Company does, however, recognize premium revenue and policy acquisition costs in a manner consistent with the guidance provided in SFAS 60 for short-duration contracts. If the Company and the rest of the financial guarantee industry were required to classify its insurance contracts as either short-duration or long-duration or if new specific guidance for financial guarantee insurance emerges, different methods of accounting could apply with respect to loss reserving and

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

liability recognition, and possibly extend to premium revenue and policy acquisition cost recognition. Additionally, there are differences in the methodology and measurement of loss reserves followed by other financial guarantee companies.

          In June 2005, at the request of the Securities and Exchange Commission, the Financial Accounting Standards Board (“FASB”) added a project to their agenda to review and provide guidance for the accounting for financial guarantee insurance contracts under which it will consider claims liability recognition, premium recognition, and the related amortization of deferred policy acquisition costs. The Company will continue to apply the accounting policies noted herein until further guidance is provided by the FASB. See Recent Accounting Pronouncements for further information.

     Deferred Acquisition Costs (“DAC”) and Deferred Ceding Commission

          Policy acquisition costs include those expenses that primarily relate to, and vary with, the production of new business. The Company periodically conducts a study to estimate the amount of operating costs that are acquisition costs. These costs include direct and indirect expenses related to underwriting, marketing and policy issuance, rating agency fees and premium taxes, and are reduced by ceding commission income on premiums ceded to reinsurers. Policy acquisition costs are deferred and amortized over the period in which the related premiums are earned.

          The Company will recognize a premium deficiency if the sum of expected losses and loss adjustment expenses, maintenance costs and unamortized policy acquisition costs exceed the related unearned premiums, the anticipated present value of future premiums under installment contracts written, and anticipated investment income. If the Company was to have a premium deficiency that is greater than unamortized acquisition costs, the unamortized acquisition costs would be reduced by a charge to expense, and a liability (if necessary) would be established for any remaining deficiency. There have been no premium deficiencies recorded by the Company since its inception. For policies reinsured with third parties the Company receives ceding commissions to compensate for acquisition costs incurred. The Company nets ceding commissions received against deferred acquisition costs and earns these ceding commissions over the period in which the related premiums are earned.

          If an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining net amount of DAC with respect to such insured issue is recognized at such time.

     Reinsurance

          In the normal course of business, the Company purchases reinsurance coverage principally to increase aggregate capacity, manage its risk guidelines and to reduce the risk of loss on its in-force business. Reinsurance premiums ceded are earned over the period the reinsurance coverage is provided. Prepaid reinsurance premiums represent the portion of premiums ceded which is applicable to the unexpired term of reinsured policies in-force. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Provision is made for any estimated uncollectible reinsurance.

      Intangible Assets—Acquired Licenses

          Intangible assets are comprised of licenses to conduct financial guarantee insurance business in 45 states of the United States. The recoverability of the carrying value of these intangible assets are evaluated annually for impairment. The Company has not recorded any adjustments to the carrying value of its intangible assets since its their acquisition.

     Income Taxes

          The Company utilizes the asset and liability method of accounting for income taxes. Deferred federal income taxes are provided for temporary differences between the tax and financial reporting basis of assets and liabilities that will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

     Derivative Instruments

          Credit default swaps issued by the Company meet the definition of a derivative under FASB Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 149. Credit default swaps are recognized at fair value and recorded in either assets or liabilities in the accompanying consolidated balance sheet. The Company intends to hold these derivative instruments until maturity.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

          The fair value of credit default swaps is determined using a model developed by the Company, the results of which are dependent upon a number of factors including changes in interest rates, credit spreads, changes in credit quality, expected recovery rates and other market factors. The change in fair value during the period resulting from movements in these factors is unrealized as the credit default swaps are not traded to realize this value. Other elements of the change in fair value are based upon pricing established at the inception of the contract, as well as events triggering loss payments under the contracts by the Company.

          Changes in the fair value of credit default swaps attributable to earnings from premiums received by the Company from the issuance of such contracts are recorded in each of the line items within the subtotal “net premiums earned” in the accompanying consolidated statement of operations. In addition, changes in the fair value of credit default swaps attributable to losses from actual and expected payments to counterparties under such contracts are recorded in the line item caption entitled “net losses and loss adjustment expenses” in the accompanying consolidated statement of operations, and the remaining components of the change in fair value of credit defaults swaps, which are attributable to the market and other factors discussed above, are recorded in the line item caption entitled “net realized and unrealized gains (losses) on credit derivatives” in the accompanying consolidated statement of operations. This presentation is applicable only to credit default swaps issued by the Company that it has the intent and ability to hold to maturity and is consistent with practices in the financial guarantee insurance industry for reporting the results of such instruments.

Variable Interest Entities

          The Company insures obligations issued by variable interest entities (“VIEs”) in the ordinary course of the Company’s business. The Company provides financial guarantee insurance of structured transactions backed by pools of assets of specified types, municipal obligations supported by the issuers’ ability to charge fees for specified services or projects, and corporate risk obligations including essential infrastructure projects and obligations backed by receivables from future sales of commodities and other specified services. The obligations related to these transactions are often securitized through VIEs. In synthetic transactions, the Company guarantees payment obligations of counterparties, including VIEs, through credit default swaps referencing asset portfolios. The Company only provides financial guarantee insurance of these VIEs for premiums at market rates but does not hold any equity positions or subordinated debt in these off-balance sheet arrangements. These financial guarantee contracts represent variable interests held by the Company in VIEs.

          In underwriting financial guarantees, the Company generally requires that guaranteed obligations be investment-grade prior to the provision of credit enhancement. Typically, in the case of asset-backed securities and other structured obligations, such investment grade ratings are based upon subordination, cash reserves and other structural protections. Consequently, the Company has determined that it is not the primary beneficiary of any VIEs in which it holds a variable interest. Accordingly, these VIEs are not consolidated by the Company.

Earnings Per Share

          Basic earnings per share amounts are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are calculated by dividing net income by the sum of the weighted average number of common shares outstanding during the year plus additional shares from all potential dilutive securities. The Company’s dilutive securities consist of stock option and restricted stock awards outstanding. The additional shares included in the denominator when calculating diluted earnings per share is calculated in accordance with the treasury stock method. The treasury stock method assumes that a company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include: (i) the purchase price that the grantee will pay in the future, if any (e.g., the exercise price of a stock option); (ii) compensation cost for future service that the company has not yet recognized; and (iii) certain tax benefits when the award generates a tax deduction.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

Recent Accounting Pronouncements

          In June 2005, at the request of the Securities and Exchange Commission, the FASB added a project to their agenda to review and provide guidance for the accounting for financial guarantee insurance contracts under which it will consider claims liability recognition, premium recognition, and the related amortization of deferred policy acquisition costs. Current accounting literature, specifically FASB Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”), and FASB Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“SFAS 97”), does not specifically address the unique characteristics of accounting for financial guarantee insurance contracts. Consequently, the accounting principles applied by the industry, as well as the Company, have evolved over time and incorporate the concepts of both short-duration and long-duration contract accounting under the provisions of SFAS 60 and SFAS 97, as well as other accounting literature, such as FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”) and Emerging Issues Task Force (“EITF”) Issue No. 85-20, “Recognition of Fees for Guaranteeing a Loan.” An exposure draft is expected to be issued by the FASB during the first quarter of 2007. The Company will continue to apply the accounting policies described herein until further guidance is provided by the FASB.

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and addresses issues raised in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of SFAS 155 are: (i) with respect to SFAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to SFAS 140, to eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt SFAS 155 on January 1, 2007 and is currently evaluating the effect of SFAS No. 155 on its financial statements.

          In April 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to be Considered in Applying FIN 46(R),” which states that the variability to be considered when applying FIN 46(R) should be based on an analysis of the design of an entity, which entails analyzing the nature of the risks in the entity and determining the purpose for which the entity was created and determining the variability the entity is designed to create and pass along to its interest holders. Typically, assets and operations of the entity create the variability (and thus are not variable interests), while liabilities and equity interests absorb that variability (and thus, are variable interests). The role of a contract or arrangement in the design of the entity, regardless of its legal form or accounting classification, shall dictate whether that interest should be treated as creating or absorbing variability for the entity. The Company adopted the guidance in this FSP as of July 1, 2006 and it did not have any material effect on the Company’s financial statements.

          In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is applicable for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007 and is currently evaluating the effect of this Interpretation on its financial statements.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. The Company is currently evaluating the effect of SFAS 157 on its financial statements

          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides the Company an irrevocable option to report selected financial assets and liabilities at fair value with

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of SFAS 159 on its financial statements.

3. Investments

          The Company’s primary investment objective is the preservation of capital through maintenance of high-quality investments with adequate liquidity. A secondary objective is optimizing long-term, after-tax returns.

          The amortized cost and fair value of investments as of December 31, 2006 and 2005 are as follows:

	December 31, 2006

(U.S. Dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt securities
Mortgage and asset-backed securities	$1,077,846	$3,850	$(11,435)	$1,070,261
U.S. Government and government agencies	323,638	990	(7,074)	317,554
Corporate	343,199	1,164	(6,111)	338,252
Non-U.S. sovereign government	10,126	93	(202)	10,017
U.S. states and political subdivisions of the states	375	3	—	378

Total debt securities	$1,755,184	$6,100	$(24,822)	$1,736,462

Short-term investments
Total short-term investments	$222,930	$75	$(1,104)	$221,901

	December 31, 2005

(U.S. Dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt securities
Mortgage and asset-backed securities	$585,998	$709	$(11,678)	$575,029
U.S. Government and government agencies	469,053	1,438	(6,538)	463,953
Corporate	268,708	1,455	(5,307)	264,856
Non-U.S. sovereign government	9,678	154	(234)	9,598
U.S. states and political subdivisions of the states	2,638	1	(46)	2,593

Total debt securities	$1,336,075	$3,757	$(23,803)	$1,316,029

Short-term investments
Total short-term investments	$31,015	$12	$(216)	$30,811

The change in net unrealized gains (losses) consists of:

	Years Ended December 31,

(U.S. Dollars in thousands)	2006	2005	2004

Debt securities	$1,324	$(21,001)	$(2,233)
Short-term investments	(824)	143	(375)

Change in net unrealized gains (losses)	$500	$(20,858)	$(2,608)

          Proceeds from sales of debt securities for the years ended December 31, 2006, 2005 and 2004 were $384.5 million, $589.0 million and $2,009.2 million, respectively.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

          The amortized cost and fair value of bonds at December 31, 2006 and 2005 by contractual maturity are shown below. Actual maturity may differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006

(U.S. Dollars in thousands)	Amortized Cost	Fair Value

Due after one through five years	$333,340	$327,943
Due after five through ten years	301,642	295,850
Due after ten years	42,356	42,408

Subtotal	677,338	666,201
Mortgage and asset-backed securities	1,077,846	1,070,261

Total	$1,755,184	$1,736,462

	December 31, 2005

(U.S. Dollars in thousands)	Amortized Cost	Fair Value

Due after one through five years	$479,956	$472,033
Due after five through ten years	235,540	232,401
Due after ten years	34,581	36,566

Subtotal	750,077	741,000
Mortgage and asset-backed securities	585,998	575,029

Total	$1,336,075	$1,316,029

          Net investment income is derived from the following sources:

(U.S. Dollars in thousands)	2006	2005	2004

Debt securities, short-term investments and cash equivalents	$79,996	$52,781	$37,183
Less: Investment expenses	(2,272)	(1,621)	(1,437)

Net investment income	$77,724	$51,160	$35,746

          The gross realized gains and gross realized losses for the years ended December 31, 2006, 2005 and 2004 were $1.9 million, ($18.1) million; $2.0 million and ($5.2) million; and $9.4 million and ($9.6) million, respectively. The Company has gross unrealized losses on securities which it considers to be temporary impairments. Such individual security positions have been evaluated by management, based on specific criteria, to determine if these impairments should be considered other-than-temporary. These criteria include assessment of the severity and length of time securities have been impaired, along with management’s ability and intent to hold the securities to recovery, among other factors.

          The following tables present the aggregate gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005, respectively:

	December 31, 2006

	Less than 12 months		12 months or more			Total

(U.S. Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss		Fair Value	Unrealized Loss

Description of securities
Mortgage and asset-backed securities	$220,065	$931	$371,675	$10,504		$591,740	$11,435
U.S. Government and government agencies	60,713	575	361,831	7,571		422,544	8,146
Corporate	46,444	204	211,228	5,913		257,672	6,117
U.S. states and political subdivisions	—	—	2,227	27		2,227	27
Non-U.S. sovereign government	503	—	8,424	201		8,927	201

Total debt securities and short-term investments	$327,725	$1,710	$955,385	$24,216	(1)	$1,283,110	$25,926

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

	December 31, 2005

	Less than 12 months		12 months or more		Total

(U.S. Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Description of securities
Mortgage and asset-backed securities	$225,179	$3,846	$244,632	$7,841	$469,811	$11,687
U.S. Government and government agencies	352,657	4,456	82,271	2,210	434,928	6,666
Corporate	139,192	2,032	91,972	3,355	231,164	5,387
U.S. states and political subdivisions	410	—	1,804	45	2,214	45
Non-U.S. sovereign government	—	—	8,445	234	8,445	234

Total debt securities and short-term investments	$717,438	$10,334	$429,124	$13,685	$1,146,562	$24,019

(1)	Securities in a continuous unrealized loss position for 12 months or more consist of U.S. Government and Agency securities aggregating $7.6 million and corporate bonds, mortgage-backed, and asset-backed securities (“non-government securities”) aggregating $16.4 million. Of the non-government securities 59.2%, 74.7%, and 100% are rated “AAA”, “AA-” or better, and “A-” or better, respectively, by S&P as of December 31, 2006. In addition, of the non-government securities in a continuous unrealized loss position of 12 months or more, securities aggregating 87% of the total unrealized loss in such category have a price decline of less than 6% from their cost and 13% have a price decline between 6% and 9% of their cost as of December 31, 2006.

          Debt securities with an amortized cost and fair value of $6.6 million and $6.6 million and $6.9 million and $7.0 million at December 31, 2006 and 2005, respectively, were on deposit with various regulatory authorities as required by insurance laws.

4. Segments

          The Company’s business activities are organized and managed in two operating segments: financial guarantee insurance and financial guarantee reinsurance. These segments are managed separately because they provide different products or services to different customers, are subject to different regulation, require different strategies and have different technology requirements. Products comprising the financial guarantee insurance segment primarily include financial guarantee insurance of public finance and structured finance debt securities and credit default swaps. Products comprising the reinsurance segment primarily include reinsurance of financial guarantee insurance products issued by financial guarantee insurance companies. Refer to Note 1 and Note 12 for additional information with regard to the products offered by the Company’s operating segments.

          Set forth in the table below is certain financial information with respect to the Company’s operating segments as of and for the years ended December 31, 2006, 2005 and 2004. Except for various allocations discussed below, the accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of each operating segment based on underwriting profit or loss before income taxes, nonrecurring items (e.g. items of an unusual or infrequent nature), and inter-segment transactions. Certain costs and operating expenses are allocated to each of the segments based on: (i) a review of the nature of such costs, and (ii) time studies analyzing the amount of employee compensation costs incurred by each segment.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

	Years ended December 31,

(U.S. Dollars in thousands)	2006	2005	2004

Financial guarantee insurance segment:
Gross premiums written	$353,728	$233,269	$232,541
Ceded premiums	(13,067)	(40,527)	(8,123)

Net premiums written	340,661	192,742	224,418
Change in net deferred premium revenue	(185,098)	(72,159)	(138,977)

Net premiums earned	155,563	120,583	85,441
Fee and other income	2,365	750	100

Total underwriting revenues	157,928	121,333	85,541

Net losses and loss adjustment expenses	12,639	25,369	17,099
Acquisition costs, net	10,537	4,664	1,932
Operating expenses	62,592	59,434	48,071

Total underwriting expenses	85,768	89,467	67,102

Financial guarantee insurance underwriting profit	72,160	31,866	18,439

Financial guarantee reinsurance segment:
Reinsurance premiums assumed	55,271	52,170	44,021
Change in net deferred premium revenue	(27,719)	(20,914)	(13,181)

Net premiums earned and total underwriting revenues	27,552	31,256	30,840

Net losses and loss adjustment expenses	2,319	652	4,175
Acquisition costs, net	5,703	7,567	6,327
Operating expenses	10,055	8,187	10,324

Total underwriting expenses	18,077	16,406	20,826

Financial guarantee reinsurance underwriting profit	9,475	14,850	10,014

Total segment underwriting profit	81,635	46,716	28,453

Corporate and other:
Net investment income	77,724	51,160	35,746
Net realized losses on investments	(16,180)	(3,221)	(178)
Net realized and unrealized (losses) gains on credit derivatives	(8,385)	(6,681)	12,687

Subtotal	134,794	87,974	76,708
Corporate operating expenses	6,352	—	—

Income before income tax and minority interest	128,442	87,974	76,708
Income tax expense (benefit)	3,133	(1,277)	1,920

Income before minority interest	125,309	89,251	74,788
Minority interest - dividends on redeemable preferred shares	7,954	8,805	15,934

Net income	$117,355	$80,446	$58,854

5. Minority Interest – Redeemable Preferred Shares of Subsidiary

          XLFA was originally formed in 1998 as part of an investment venture between XL Capital and FSAH and was initially capitalized through a series of transactions resulting in the issuance by XLFA of 2,057 common shares to XL Insurance (Bermuda) Ltd (“XLI”), an indirect wholly owned subsidiary of XL Capital, for consideration of $221.0 million and the issuance by XLFA of 363 shares of Series A Redeemable Preferred Shares to FSAH and its subsidiaries for consideration of $39 million. FSAH is a holding company whose primary operating subsidiary, Financial Security Assurance Inc. (“FSA”), is a monoline financial guarantee insurance company. On December 7, 2004, XLFA issued an additional 392 common shares to XLI in exchange for $125 million and on July 1, 2006 all of XL Capital’s direct and indirect ownership interest in XLFA was contributed to SCA – see Note 1. In addition, on August 4, 2006 and December 22, 2006, SCA contributed $175.0 million and $123.1 million, respectively, to XLFA from the net proceeds of its IPO. There were no common or other shares of equity capital issued by XLFA to SCA in exchange for such contributions. Pursuant to XLFA’s corporate by-laws each share of common stock of XLFA is entitled to 3 votes with respect to matters requiring a vote of shareholders and each share of the Series A Redeemable Preferred Shares are entitled to 1 vote. Accordingly, at December 31, 2006 and 2005 holders of XLFA’s Series A Redeemable Preferred Shares as a group had approximately a 5% voting interest in XLFA, respectively, whereas holders of XLFA’s common shares had an approximate 95% voting interest, respectively.

          Under XLFA’s corporate by-laws the Series A Redeemable Preferred Shares were originally structured to provide for: (i) a 5% fixed annual dividend, (ii) an annual participating dividend according to certain criteria including a formula based on the financial guarantee company industry average for dividends paid, and (iii) a payment upon redemption. Under XLFA’s amended corporate by-laws the Series A Preferred shares may be redeemed by XLFA: (i) at any time, in whole or in part, at its sole option; provided that no partial redemption by XLFA shall cause the value of the remaining outstanding Series A Redeemable Preferred Shares to be less than 10% of the total equity capitalization of XLFA; or (ii) in whole but not in part, at any time after the tenth anniversary of the date of their initial issue. Dividends under the Series A Preferred Shares are cumulative.

          Prior to April, 2006 the redemption price of the Series A Preferred Shares was estimated at the end of each reporting period and changes in the redemption value were accreted over the period from the date of issuance to the earliest redemption date using the interest method.

          Pursuant to resolution of XLFA’s shareholders on April 2006, XLFA restructured the terms of its Series A Redeemable Preferred Shares and changed its bye-laws accordingly. In accordance with the resolution, the participating dividend

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

of the preference shares was eliminated, the stated value of the preferred shares held by FSAH and its subsidiaries was increased to $54.0 million, and the fixed dividend rate was increased from 5% to 8.25%.

          For the year ended December 31, 2006, the Company recorded $8.0 million of “minority interest – dividends on redeemable preferred shares” representing the effect of the restructured terms of the Series A Preferred Shares referred to above. For the years ended December 31, 2005 and 2004, the Company recorded $8.8 million and $15.9 million of fixed and participating dividends and accreted redemption value, respectively.

           On February 27, 2007, the board of directors of XLFA approved: (i) an extraordinary dividend of $15.0 million on its Series A Redeemable Preferred Shares, and (ii) a reduction in the stated value of the remaining outstanding Series A Redeemable Preferred Shares by a corresponding amount. Payment of the extraordinary dividend and the reduction in the stated value of the Series A Redeemable Preferred Shares are expected to be made in March 2007. There was no change in the voting interest of the holders of the Series A Redeemable Preferred shares as a result of the extraordinary dividend and reduction in the stated value of the Series A Redeemable Preferred Shares.

6. XLFA Capital Facility

          In December 2004, XLFA entered into a put option agreement and an expense reimbursement agreement (the “Asset Trust Expense Reimbursement Agreement”) with Twin Reefs Asset Trust (the “Asset Trust”). The put option agreement provides XLFA with the irrevocable right to require the Asset Trust at any time and from time to time to purchase the Company’s non-cumulative perpetual Series B Preferred Shares with an aggregate liquidation preference of up to $200 million. XLFA is obligated to reimburse the Asset Trust for certain fees and ordinary expenses. To the extent that any Series B Preferred Shares are put to the Asset Trust and remain outstanding, a corresponding portion of such fees and ordinary expenses will be payable by XLFA pursuant to the Asset Trust Expense Reimbursement Agreement. The put option agreement is perpetual but would terminate on delivery of notice by XLFA on or after December 10, 2009, or under certain defined circumstances, such as the failure of XLFA to pay the put option premium when due or bankruptcy. The put option is recorded at fair value with changes in fair value recognized in earnings under the caption in the statements of operations entitled “Net realized and unrealized gains (losses) on credit derivatives.” The effect on earnings of the fair value adjustments related to the put option for the years ended December 31, 2006, 2005, and 2004 were $2.3 million, $2.3 million, and $0.1 million, respectively.

          XLFA’s Series B Preferred Shares were created in conjunction with the establishment of the Asset Trust. The Series B Preferred Shares are non-cumulative redeemable perpetual preferred shares with a par value of $120 per share. The Series B Preferred Shares rank prior to XLFA’s common and Series A Redeemable Preferred Shares (see Note 5) and have a liquidation preference of $100,000 each. In the event that XLFA exercises its put option to the Asset Trust and the Series B preferred shares are issued, the holders of outstanding Series B Preferred Shares shall be entitled to receive, in preference to the holders of XLFA’s common and Series A Redeemable Preferred Shares, cash dividends at a percentage rate per Series B Preferred Share as follows:

(1)	for any Dividend Period ending on or prior to December 9, 2009, One Month LIBOR plus 1.00% per annum, calculated on an Actual/360 Basis; and

(2)	for any subsequent Dividend Period, One-Month LIBOR plus 2.00% per annum, calculated on an Actual/360 Basis.

          The holders of the Series B Preferred Shares will not be entitled to any voting rights as shareholders of XLFA and their consent will not be required for taking any corporate action. Subject to certain requirements, the Series B Preferred Shares may be redeemed, in whole or in part, at the option of XLFA at any time or from time to time after December 9, 2009 for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon to the date of redemption without interest on such unpaid dividends.

7. Related Party Transactions

          Concurrent with the IPO, the Company entered into arrangements with affiliates of XL Capital: (i) to provide it protection with respect to adverse development on certain transactions, (ii) have exposures transferred to it or re-assume exposures under certain financial guarantee policies that were originally reinsured to, or written on behalf of, the Company by XLI, due principally to single risk constraints and rating agency capital adequacy requirements applicable to the Company at the time that business was first written, (iii) cancel the Company’s reinsurance of certain non-financial guarantee business ceded to it by XLI, and (iv) to govern certain aspects of Company’s relationship with XL Capital after the IPO, including a series of service agreements under which subsidiaries of XL Capital will provide certain services to

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

the Company or receive certain services from the Company for a period of time after the IPO. The aforementioned arrangements are discussed in detail below. In addition, in connection with the IPO, XL Capital agreed to:

(i)

contribute to SCA the proceeds from the redemption of an investment related to its financial guarantee reinsurance business which aggregated $15.0 million. This contribution was made on the effective date of the IPO.

(ii)

to fund a portion of long-term compensation awarded by XL Capital to employees of SCA prior to the IPO. In this regard, in December 2006 XL Capital contributed $6.2 million to SCA to fund the aforementioned long-term compensation awards of SCA employees which were voluntarily or involuntarily converted from XL Capital long-term incentive plans to SCA long-term incentive plans and will make periodic contributions in the future for such awards that were not so converted. Such future contributions are not expected to exceed $1.6 million in the aggregate.

   Services Agreements with Affiliates

     Prior to the IPO, the Company purchased various services from affiliates of XL Capital under various agreements and continues to purchase such services under new agreements that became effective at the date of the IPO. Such services principally include: (i) information technology support, (ii) reinsurance and retrocessional consulting and management services, (iii) actuarial, finance, legal, internal audit services and certain investment management services. For the years ended December 31, 2006, 2005, and 2004, the Company incurred costs under the aforementioned agreements aggregating $58.7 million, $63.7 million, and $70.1 million, respectively, which are reflected in “operating expenses” in the accompanying consolidated statements of operations.

Employee Benefit Plans

          Prior to the IPO, XL America, Inc (“XLA”) maintained a qualified defined contribution pension plan for the benefit of all eligible employees and a non-qualified deferred compensation plan for the benefit of certain employees (collectively, the “Plans”). Discretionary contributions to both Plans were based on a fixed percentage of employee contributions and compensation as defined by the Plans. Such plans were converted to the Company’s plans on the effective date of the IPO. The terms and provisions of the Company’s plans are substantially the same as the aforementioned plans of XLA. For the years ended December 31, 2006, 2005, and 2004, the Company incurred costs under the aforementioned plans aggregating $2.7 million, $2.2 million, and $2.1 million, respectively, which are reflected in “operating expenses” in the accompanying consolidated statements of operations.

     Reinsurance Agreements With Affiliates and Other Guarantees

          The Company has the following reinsurance agreements with affiliates. Certain of the agreements discussed below may be terminated under certain conditions, as defined in the agreements.

•

Effective August 4, 2006, certain subsidiaries of XL Capital indemnified the Company for all losses and loss adjustment expenses incurred in excess of its retained reserves at the effective date of the agreement relating to an insured project financing described in Note 13 (a). In consideration for the aforementioned indemnifications the Company is obligated to pay such affiliates approximately $9.8 million on an installment basis over the life of the aformentioned project financing. As this premium is due irrespective of any early termination of the underlying insurance transaction, the Company recorded a liability of approximately $7.0 million at the effective date of the indemnifications (representing the present value of the obligation discounted at 5.0%, which reflects the rate on treasury obligations with a term to maturity commensurate with that of the liability) and a corresponding deferred cost, which are reflected in the accompanying consolidated balance sheet in “reinsurance premiums payable” and “prepaid reinsurance premiums”, respectively. For the year ended December 31, 2006, the Company incurred costs under the aforementioned agreements aggregating approximately $0.4 million.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

•

Effective August 4, 2006, XLA has undertaken to indemnify the Company for any dimunition in value below their carrying value at June 30, 2006 of the notes and preferred shares described in Note 13 (b), which notes and preferred shares were acquired in connection with the satisfaction of a claim under a financial guarantee insurance policy issued by XLCA. In addition, pursuant to the aforementioned indemnity, XLA agreed to indemnify the Company for any costs arising out of any litigation or future claim in connection with the aforementioned insurance policy. See Note 13 (b) for further information regarding amounts recovered or recoverable by SCA under the indemnity.

•

On August 4, 2006, XLFA terminated a faculatative quota share reinsurance treaty with XLI that had been effective since 2001. As a result of the termination, XLI returned $26.5 million of premiums to XLFA, XLFA returned ceding commissions of $7.8 million to XLI, and XLI paid XLFA $18.7 million.

•

On August 4, 2006, XLFA and XLI agreed to cancel from inception the reinsurance of certain business ceded under a facultative quota share reinsurance treaty that was effective since 1999. As a result of this cancellation, XLFA paid XLI $0.2 million, XLI assumed XLFA’s obligation for $1.2 million of reserves for losses and loss adjustment expenses, and XLFA recorded a capital contribution of $1.0 million. In addition, on such date, XLFA assumed certain business from XLI pursuant to the aforementioned reinsurance treaty. As a result thereof, XLFA recorded assumed premiums of approximately $8.0 million, ceding commissions of approximately $1.0 million and received cash from XLI of approximately $7.0 million.

•

Effective October 1, 2001, XLFA entered into an excess of loss reinsurance agreement with XLI. This agreement covers a portion of XLFA’s liability arising as a result of losses on policies written by XLFA that are in excess of certain limits and are not covered by other reinsurance agreements. This agreement provides indemnification only for the portion of any loss covered by this agreement in excess of 10% of XLFA’s surplus, up to an aggregate amount of $500 million, and excludes coverage for liabilities arising other than pursuant to the terms of an underlying policy. The Company incurred expense under this agreement of approximately $0.5 million for each of the years ended December 31, 2006, 2005 and 2004.

•

Effective November 1, 2002, XLCA entered into a facultative reinsurance arrangement (the “XL Re Treaty”) with XL RE AM. Under the terms of the XL Re Treaty, XL RE AM agrees to reinsure risks insured by XLCA under financial guarantee insurance policies up to the amount necessary for XLCA to comply with single risk limitations set forth in Section 6904(d) of the New York Insurance Laws. Such reinsurance was on an automatic basis prior to the effective date of the IPO and is on a facultative basis on and after the effective date of the IPO. The reinsurance provided by XL RE AM may be on an excess of loss or quota share basis. The Company is allowed up to a 30% ceding commission (or such other percentage on an arm’s-length basis) on ceded premiums written under the terms of this agreement.

Effective January 1, 2004, XLCA commuted all the reinsurance ceded under the XL RE Treaty through December 31, 2003. As a result of the commutation, XL RE AM returned $6.0 million of premiums to XLCA, XLCA returned ceding commissions of $1.8 million to XL RE AM, and XL RE AM paid XLCA $4.2 million.

•

Since it commenced operations, XLFA has entered into several reinsurance arrangements with subsidiaries and affiliates of FSAH (hereafter referred to as “FSA”) to reinsure certain policies issued by FSA which guarantee the timely payment of the principal of and interest on various types of debt obligations. XLFA’s obligations under certain of these arrangements are guaranteed by XLI. Effective upon the IPO, the guarantee was terminated with respect to all new business assumed by XLFA under such arrangement, but the guarantee remains in effect with respect to cessions under the agreement prior to the IPO. Premiums assumed by XLFA under its reinsurance arrangements with FSA represented 70%, 66%, and 73% of the Company’s total reinsurance premiums assumed for the years ended December 31, 2006, 2005, and 2004. respectively.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

•

XLFA has guaranteed certain of XLI’s obligations in connection with certain transactions where XLI’s customer required such credit enhancement. Each of these transactions has a “double trigger” structure, meaning that XLFA does not have to pay a claim unless both the underlying transaction and XLI default. For each of these transactions, XLFA has entered into a reimbursement agreement with XLI, pursuant to which XLI pays XLFA a fee for providing its guarantee and XLI grants XLFA a security interest in a portion of the payments received by it from its client. As of December 31, 2006 and 2005, XLFA’s aggregate net par outstanding relating to such guarantees was $522.8 million and $526.8 million, respectively.

•

Effective May 1, 2004, XLI entered into an agreement with XLCA which unconditionally and irrevocably guarantees to XLCA the full and complete payment when due of all of XLFA’s obligations under its facultative quota share reinsurance agreement with XLCA, under which agreement XLFA has assumed business from XLCA since December 19, 2000. The par value of business guaranteed by XLI under this agreement was approximately $83.1 billion and $72.6 billion as of December 31, 2006 and 2005, respectively. The XLI guarantee agreement terminated with respect to any new business produced by XLCA and ceded to XLFA pursuant to the faculative quota share reinsurance agreement after the effective date of the IPO, but the guarantee remains in effect with respect to cessions under the such agreement prior to the IPO.

•

The Company provides financial guarantee insurance policies insuring timely payment of investment agreements issued by XL Asset Funding Company I LLC (“XLAF”), an affiliate of the Company. As of December 31, 2006 and 2005, the aggregate face amount of such investment agreements insured by the Company was $3.9 billion ($554.8 million net of reinsurance) and $3.7 billion ($366.7 million net of reinsurance), respectively. In addition, the Company insures XLAF’s obligations under certain derivative contracts issued and purchased by XLAF. As of December 31, 2006 and 2005, the total notional value of such contracts insured was $179.1 million and $167.8 million, respectively. For the years ended December 31, 2006, 2005, and 2004, the Company recorded earned premiums of $3.8 million, $3.0 million and $2.0 million, respectively, relating to the aforementioned contracts.

          The following table summarizes the non-affiliated and affiliated components of each line item in the consolidated statements of operations where applicable:

	For the Years Ended December 31,

(U.S. Dollars in thousands)	2006	2005	2004

Net premiums earned
Non-affiliated:
Total premiums written	$359,411	$245,272	$239,038
Ceded premiums written	(18,665)	(16,690)	(18,184)

Net premiums written	340,746	228,582	220,854
Change in net deferred premium revenue	(166,484)	(82,590)	(77,521)

Non-affiliated net premiums earned	174,262	145,992	143,333

Affiliated:
Total premiums written	49,588	40,167	37,524
Ceded premiums written	5,598	(23,837)	10,061

Net premiums written	55,186	16,330	47,585
Change in net deferred premium revenue	(46,333)	(10,483)	(74,637)

Affiliated net premiums earned	8,853	5,847	(27,052)

Total net premiums earned	183,115	151,839	116,281

Net investment income	77,724	51,160	35,746
Net realized losses on investments	(16,180)	(3,221)	(178)
Net realized and unrealized (losses) gains on credit derivatives	(8,385)	(6,681)	12,687
Fee and other income	2,365	750	100

	55,524	42,008	48,355

Total revenues	238,639	193,847	164,636

Losses and loss adjustment expenses
Non-affiliated	29,137	30,707	70,506
Affiliated	(14,179)	(4,686)	(49,232)

Total losses and loss adjustment expenses	14,958	26,021	21,274

Acquisition costs, net
Non-affiliated	14,452	11,639	11,285
Affiliated	1,788	592	(3,026)

Total acquisition costs, net	16,240	12,231	8,259

Operating expenses	78,999	67,621	58,395

Total expenses	110,197	105,873	87,928

Income before income tax and minority interest	128,442	87,974	76,708
Income tax expense (benefit)	3,133	(1,277)	1,920

Income before minority interest	125,309	89,251	74,788
Minority interest - dividends on redeemable preferred shares	7,954	8,805	15,934

Net income	$117,355	$80,446	$58,854

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

          The following table summarizes the affiliated components of each line item in the consolidated balance sheets where applicable:

	As of December 31,

(U.S. Dollars in thousands)	2006	2005

Assets
Deferred acquisition costs	$16,125	$1,509
Prepaid reinsurance premiums	24,236	40,479
Premiums receivable	4,366	2,374
Reinsurance balances recoverable on unpaid losses	79,460	64,476
Other assets	679	3,519

Total affiliated assets	124,866	112,357
Non-affiliated assets	2,371,948	1,571,958

Total assets	$2,496,814	$1,684,315

Liabilities and shareholders’ equity
Liabilities
Unpaid loss and loss adjustment expenses	$13,388	$14,419
Deferred premium revenue	113,108	83,055
Reinsurance premiums payable	10,984	6,703
Accounts payable, accrued expenses and other liabilities	—	1,445

Total affiliated liabilities	137,480	105,622
Non-affiliated liabilities	938,798	660,361

Total Liabilities	1,076,278	765,983
Minority interest - redeemable preferred shares (affiliate)	54,016	50,518
Total shareholders’ equity	1,366,520	867,814

Total liabilities, minority interest and shareholders’ equity	$2,496,814	$1,684,315

8. Net Premiums Earned

Net premiums earned are comprised of:

	Year ended December 31,

(U.S. Dollars in thousands)	2006	2005	2004

Gross premiums written	$353,728	$233,269	$232,541
Reinsurance premiums assumed	55,271	52,170	44,021

Total premiums written	408,999	285,439	276,562
Change in direct deferred premium revenue	(175,208)	(82,688)	(87,670)
Change in assumed deferred premium revenue	(27,719)	(22,805)	(13,467)

Gross premiums earned	206,072	179,946	175,425

Reinsurance premiums ceded	(13,067)	(40,527)	(8,123)
Change in prepaid reinsurance premiums	(9,890)	12,420	(51,021)

Ceded premiums earned	(22,957)	(28,107)	(59,144)

Net premiums earned	$183,115	$151,839	$116,281

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

9. Deferred Acquisition Costs and Deferred Ceding Commissions

          Deferred acquisition costs, net of deferred ceding commission revenue, as well as related amortization, as of and for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year Ended December 31,

(U.S. Dollars in thousands)	2006	2005	2004

Deferred acquisition costs, net - beginning of year	$59,592	$44,599	$17,739

Costs and revenues deferred:
Acquisition costs deferred during the year	51,214	38,508	37,259
Ceding commission revenue deferred during the year	(8,566)	(11,284)	(2,140)

Net costs and revenues deferred	42,648	27,224	35,119

Commutation with affiliate	7,809	—	—

Acquisition costs and ceding commission revenue amortized:
Acquisition costs amortized	(22,422)	(19,937)	(18,389)
Ceding commission revenue amortized	6,182	7,706	10,130

Net acquisition costs amortized	(16,240)	(12,231)	(8,259)

Deferred acquisition costs, net - end of year	$93,809	$59,592	$44,599

10. Reinsurance

          The Company enters into ceded reinsurance arrangements principally to increase aggregate capacity, manage its risk guidelines and to reduce the risk of loss on business written or assumed. This reinsurance includes the reinsurance arrangements with affiliates that are discussed in Note 7, as well as reinsurance arrangements with non-affiliated reinsurers. Reinsurance does not relieve the Company of its obligations under its guarantees. Accordingly, the Company is still liable under its guarantees in the event reinsuring companies do not meet their obligations to the Company under reinsurance agreements. The Company regularly monitors the financial condition of its reinsurers. For the years ended December 31, 2006, 2005, and 2004 there were no amounts provided by the Company for uncollectible reinsurance recoverable. The following tables set forth certain amounts ceded to affiliate and non-affiliate reinsurers as of and for the years ended December 31, 2006, 2005, and 2004. The affiliated amounts presented for 2004 do not include the effect of the commutation with XL RE AM discussed in Note 7.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

	2006

(U.S. Dollars in thousands)	Affiliate	Non-Affiliate	Total

Year Ended December 31
Ceded premiums written	$(5,577)	$18,644	$13,067
Ceded premiums earned	10,666	12,291	22,957
Ceding commission revenue	2,809	3,373	6,182
Ceded losses and loss adjustment expenses	14,647	487	15,134
At December 31
Par exposure ceded	$1,581,107	$5,745,370	$7,326,477
Reinsurance balances recoverable on unpaid losses	79,615	9,001	88,616

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

	2005

(U.S. Dollars in thousands)	Affiliate	Non-Affiliate	Total

Year Ended December 31
Ceded premiums written	$23,837	$16,690	$40,527
Ceded premiums earned	16,894	11,213	28,107
Ceding commission revenue	4,895	2,811	7,706
Ceded losses and loss adjustment expenses	7,761	3,491	11,252
At December 31
Par exposure ceded	$4,405,870	$4,428,175	$8,834,045
Reinsurance balances recoverable on unpaid losses	64,476	4,741	69,217

	2004

(U.S. Dollars in thousands)	Affiliate	Non-Affiliate	Total

Year Ended December 31
Ceded premiums written	$(10,061)	$18,184	$8,123
Ceded premiums earned	51,357	7,787	59,144
Ceding commission revenue	8,420	1,710	10,130
Ceded losses and loss adjustment expenses	50,034	1,412	51,446
At December 31
Par exposure ceded	$3,012,944	$4,076,577	$7,089,521
Reinsurance balances recoverable on unpaid losses	58,167	2,747	60,914

11. Letter of Credit and Liquidity Facility

          On August 4, 2006, the Company entered into an aggregate $500.0 million, five-year letter of credit and revolving credit facility (the “Facility”) with a syndicate of banks, for which Citibank N.A. is the administrative agent. The Facility enables the Company to draw letters of credit of up to $250.0 million and revolving credit loans of up to $250.0 million with the aggregate amount of outstanding letters of credit and revolving credit loans thereunder not to exceed $500.0 million. Commitments under the Facility expire on, and amounts borrowed under the letter of credit and liquidity facility may be borrowed, repaid and re-borrowed from time to time until, the earlier of (i) the date that is five years after the closing date of the Facility and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments or upon an event of default.

          The Facility contains financial covenants that require that SCA at any time (a) prior to August 4, 2008, maintain a minimum net worth (defined as total shareholders’ equity before accumulated other comprehensive income) of $857.4 million, (b) after August 4, 2008, maintain a minimum net worth equal to the greater of (1) $857.4 million or (2) an amount equal to 65% of the consolidated net worth as of the end of the then most recent fiscal year or fiscal quarter of SCA for which financial statements shall have been delivered, and (c) maintain a maximum total funded debt-to-total capitalization ratio of 30%. The letter of credit and liquidity facility also contains certain covenants, including restrictions on mergers, acquisitions and other business consolidations; the sale of assets; incurrence of indebtedness; liens on our assets; and transactions with affiliates. In addition, the letter of credit and liquidity facility contains certain customary provisions regarding events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to certain other indebtedness, certain events of bankruptcy and insolvency, material judgments, certain events under the Employee Retirement Income Security Act of 1974, as amended, and changes of control.

          As of December 31, 2006, the Company had letters of credit outstanding under the Facility of $171.9 million, which were established for the benefit of primary insurance companies reinsured by the Company, as explained below. No revolving loans have been drawn by the Company under the Facility since its inception. For the period from August 4, 2006 through December 31, 2006, the Company incurred expenses of $0.2 million under the Facility. Prior to August 4, 2006, XL Capital had drawn letters of credit under its credit facility with a syndicate of commercial banks for the benefit of primary companies reinsured by the Company. For the period from January 1, 2006 through August 3, 2006 and the years ended December 31, 2005 and 2004, the Company incurred expenses of $0.3 million, $1.6 million, and $0.5 million, respectively, related to letters of credit drawn by XL Capital for the benefit of primary companies reinsured by the Company.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

          Primary insurers may require collateral or letters of credit so that they can receive reinsurance credit under certain U.S. state laws. In addition, under certain of the Company’s reinsurance treaties, the Company may be required to provide collateral or letters of credit in favor of its ceding insurers in the event of a downgrade of the Company’s credit ratings or other event which would diminish the credit provided by the Company’s reinsurance to such ceding insurers.

12. Outstanding Exposure and Collateral

          Financial guarantee insurance policies issued by the Company and assumed pursuant to reinsurance arrangements guarantee the timely payment of principal and interest on insured obligations. Credit default swaps issued by the Company guarantee the payment of the notional amounts of referenced securities. The net exposure retained on any risk guaranteed or reinsured by the Company is subject to the Company’s underwriting guidelines and regulatory risk limitations. The Company’s in-force business is diversified both domestically and internationally, across multiple industries and by type of obligations guaranteed. The Company’s total exposure, before reinsurance, to principal (or “par”) amounts insured and notional amounts guaranteed as of December 31, 2006 and 2005 was $125.3 billion and $90.7 billion, respectively. The Company’s total exposure, before reinsurance, to principal and interest amounts insured and notional amounts guaranteed as of December 31, 2006 and 2005 was $195.4 billion and $135.3 billion, respectively.

          The following tables present certain information with respect to the par amounts insured and notional amounts guaranteed by the Company at December 31, 2006 and 2005, before and after reinsurance (or on a “gross” and “net” basis, respectively):

	2006			2005

(U.S. Dollars in billions)	Gross	Net	% of Net	Gross	Net	% of Net

Risk Classes—Par Exposure
U.S. Public finance	$50.6	48.2	40.9%	$37.3	$33.7	41.2%
Non-U.S. Public finance:
U.S Structured finance	54.0	50.9	43.1%	39.8	36.8	44.9%
International finance	20.7	18.9	16.0%	13.6	11.4	13.9%

Total	$125.3	118.0	100.0%	$90.7	$81.9	100.0%

          The par amounts insured as of December 31, 2006 and 2005 and the terms of maturity are as follows:

	2006

	U.S. Public Finance		Non-U.S. Public Finance

(U.S. Dollars in billions)	Gross	Net	Gross	Net

Years to Maturity—Par Exposure
0 to 5 years	$1.3	1.2	10.0	9.1
5 to 10 years	3.2	3.1	14.1	13.1
10 to 15 years	6.5	6.4	10.7	10.1
15 to 20 years	11.7	11.2	3.8	3.7
20 years and beyond	27.9	26.3	36.1	33.8

Total	$50.6	48.2	74.7	69.8

	2005

	U.S. Public Finance		Non-U.S. Public Finance

(U.S. Dollars in billions)	Gross	Net	Gross	Net

Years to Maturity—Par Exposure
0 to 5 years	$1.1	$1.1	$12.4	$10.6
5 to 10 years	3.1	2.9	12.5	11.2
10 to 15 years	4.7	4.3	6.0	5.8
15 to 20 years	8.1	7.2	2.5	2.3
20 years and beyond	20.3	18.2	20.0	18.3

Total	$37.3	$33.7	$53.4	$48.2

          The Company seeks to limit its exposure to losses from writing financial guarantees through its credit approval process and by maintaining a surveillance function which monitors such transactions throughout their lives. Additionally,

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

the Company seeks to mitigate credit risk by only underwriting investment-grade transactions, diversifying its portfolio and maintaining collateral requirements on asset-backed obligations, as well as through reinsurance.

          As of December 31, 2006 and 2005, par and notional amounts of the Company’s guaranteed asset-backed obligations were supported by the following types of collateral:

	2006			2005

(U.S. Dollars in billions)	Gross	Net	% of Net	Gross	Net	% of Net

Asset-Backed Collateral Type—Par Exposure
Consumer ABS	$11.7	10.7	78.7%	$11.3	$9.8	80.3%
Commercial ABS	3.2	2.9	21.3%	2.9	2.4	19.7%

Total	$14.9	13.6	100.0%	$14.2	$12.2	100.0%

          As of December 31, 2006 and 2005, the Company’s in-force portfolio of guaranteed risks was diversified by type of obligation as shown in the following table:

	2006			2005

(U.S. Dollars in billions)	Gross	Net	% of Net	Gross	Net	% of Net

Type of Insured Obligation—Par Exposure
Pooled Debt Obligation	$25.8	25.2	21.3%	$14.7	$14.7	17.9%
General Obligation	22.2	21.6	18.3%	17.2	15.2	18.5%
Consumer ABS	11.7	10.7	9.1%	11.2	9.8	11.9%
Power & Utilities	10.7	9.8	8.3%	7.7	7.0	8.6%
Transportation	10.7	9.9	8.4%	6.3	6.0	7.3%
Utilities	10.0	9.2	7.8%	7.8	6.9	8.4%
Financial Product	7.5	7.0	5.9%	6.9	6.2	7.6%
Non-Ad Valorem	5.9	5.4	4.6%	4.0	3.5	4.3%
Higher Education	5.2	5.1	4.3%	3.9	3.8	4.6%
Infrastructure	4.3	3.9	3.3%	1.3	1.2	1.5%
Commercial ABS	3.2	2.9	2.5%	2.5	2.1	2.6%
Pre-Insured	2.7	2.6	2.2%	1.2	1.2	1.5%
Future Flow	2.0	1.7	1.4%	3.4	2.1	2.6%
Housing and Public Buildings	0.8	0.8	0.7%	0.7	0.7	0.8%
Sovereign	0.7	0.5	0.4%	0.1	0.1	0.1%
Specialized Risk	0.7	0.6	0.5%	—	0.0	0.0%
Specialized Risk- Other	0.5	0.5	0.4%	1.0	0.9	1.1%
Revenue Secured	0.4	0.3	0.3%	0.4	0.3	0.4%
Whole Business Secured	0.3	0.3	0.3%	0.4	0.2	0.3%

Total	$125.3	118.0	100.0%	$90.7	$81.9	100.0%

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

          In addition, the Company seeks to maintain a diversified portfolio of guaranteed obligations designed to spread its risk across a number of geographic areas. Set forth below is the distribution of the Company’s par and notional exposures by geographic location as of December 31, 2006 and 2005:

	2006			2005

(U.S. Dollars in billions)	Gross	Net	% of Net	Gross	Net	% of Net

Geographic Distribution—Par Exposure
California	$12.9	12.1	10.2%	$9.8	$8.7	10.7%
New York	9.2	8.8	7.5%	5.9	4.8	5.9%
Illinois	3.2	3.1	2.6%	3.0	2.8	3.4%
Delaware	3.2	2.8	2.4%	1.7	1.1	1.3%
Texas	2.9	2.7	2.4%	2.2	2.0	2.4%
Alabama	3.0	2.3	2.0%	1.7	1.2	1.5%
Florida	2.6	2.5	2.1%	1.9	1.8	2.2%
New Jersey	2.5	2.4	2.0%	2.4	2.1	2.6%
Massachusetts	2.3	2.3	1.9%	2.3	2.2	2.7%
Pennsylvania	2.2	2.2	1.9%	1.4	1.4	1.7%
Wisconsin	1.9	1.7	1.4%	1.8	1.5	1.8%
Michigan	1.7	1.7	1.4%	1.5	1.5	1.8%
Colorado	1.5	1.4	1.2%	1.3	1.3	1.5%
Georgia	1.4	1.4	1.2%	1.1	1.1	1.2%
District of Columbia	1.2	1.2	1.0%	0.9	0.9	1.1%
Other U.S. Jurisdictions	16.3	15.7	13.3%	10.2	9.8	12.0%
U.S. Diversified	36.6	34.8	29.5%	28.0	26.5	32.3%
International	20.7	18.9	16.0%	13.6	11.2	13.9%

Total	$125.3	118.0	100.0%	$90.7	$81.9	100.0%

          In its asset-backed business, the Company considers geographic concentration as a factor in its underwriting process. However, the existence of first-loss protection in a typical asset-backed securitization, in addition to other factors, makes it difficult to attribute geographic exposure to deals collateralized by diversified pools of obligations. For asset-backed transactions, the Company considers the seller/servicer, industry and type of collateral to be more relevant measures of diversification.

          Set forth below is the Company’s par exposure from the issuance of financial guarantee insurance policies and its notional exposure from the issuance of credit default swaps as of December 31, 2006 and 2005:

	2006			2005

(U.S. Dollars in billions)	Gross	Net	% of Net	Gross	Net	% of Net

Credit Enhancement—Par Exposure
Financial guarantee insurance policy	$100.1	93.4	79.2%	$76.7	$67.9	82.9%
Credit default swap	25.2	24.6	20.8%	14.0	14.0	17.1%

Total	$125.3	118.0	100.0%	$90.7	$81.9	100.0%

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

13. Liability for Losses and Loss Adjustment Expenses

          The Company’s liability for losses and loss adjustment expenses consists of case basis reserves and unallocated reserves. The provision for losses and loss adjustment expenses represents the expense recorded to establish the total reserve (case basis and unallocated reserves) at a level determined by management to be adequate for losses inherent in the financial guarantee portfolio as of the reporting date. Activity in the liability for losses and loss adjustment expenses is summarized as follows:

	Year Ended December 31,

	2006		2005		2004

(U.S. dollars in thousands)	Case Reserves	Unallocated Reserves	Case Reserves	Unallocated Reserves	Case Reserves	Unallocated Reserves

Gross unpaid losses and loss expenses at beginning of year	$69,382	$77,986	$50,771	$64,963	$4,660	$42,535
Unpaid losses and loss expenses recoverable	(52,316)	(16,901)	(43,407)	(17,507)	—	(11,400)

Net unpaid losses and loss expenses at beginning of year	17,066	61,085	7,364	47,456	4,660	31,135
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in
Current year	—	14,307	4,789	13,629	4,391	16,321
Prior years	651	—	7,603	—	562	—
Cancellation of contract assumed from affiliate	(1,177)	—	—	—	—	—
Less net losses and loss expenses paid	(2,031)		(2,690)	—	(2,249)	—

Net unpaid losses and loss expenses at end of year	14,509	75,392	17,066	61,085	7,364	47,456
Unpaid losses and loss expenses recoverable	70,842	17,774	52,316	16,901	43,407	17,507

Gross unpaid losses and loss expenses at end of year	$85,351	$93,166	$69,382	$77,986	$50,771	$64,963

          Case Basis Reserves for Losses and Loss Adjustment Expenses

          Set forth below is a discussion of certain case basis reserves established by the Company. The Company has been indemnified with respect to loss development relating to the insurance transactions described under “(a)” and “(b)” below by affiliates of XL Capital in connection with SCA’s IPO. As a result of such indemnifications, all adverse loss development on such insurance transactions subsequent to the effective date of the IPO, which is in excess of the Company’s carried reserves for such transactions at the date of the IPO, will be absorbed by the aforementioned affiliates of XL Capital. Such protection does not relieve the Company of its obligations under the aforementioned insurance transactions. Accordingly, the Company is still liable under the insurance transactions in the event that the affiliates of XL Capital do not meet their obligations under the indemnifications. For further information with respect to the indemnifications see Note 7.

(a)

During the year ended December 31, 2004, the Company recorded a provision for losses of approximately $42.1 million, representing the present value loss expected to be incurred in the future with respect to an insured project financing. Because this loss represented a full limit loss to the subordinated tranche of the insured transaction, the remaining deferred premium revenue pertaining to such tranche, which aggregated approximately $23.3 million, was fully earned resulting in a net loss, before reinsurance, of approximately $18.8 million. The portion of the insured exposure to which this loss relates was fully reinsured on a first-loss basis by XLI and, accordingly, there was no net

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

impact on the Company’s results of operations from this loss provision. During 2005, the Company recorded an additional provision for loss relating to this transaction of $16.7 million ($8.7 million after reinsurance to affiliates), on a present value basis, to reflect certain adverse developments. During 2006, the Company again recorded an additional provision for loss relating to the transaction of $15.2 million, which was fully covered under an indemnification discussed above and in Note 7 and, accordingly, resulted in no net impact on the Company’s results of operations in 2006. The total remaining par insured by the Company in connection with this transaction (net of applicable carried case reserves before reinsurance), which amortizes over the next 12 years, aggregated approximately $215.8 million at December 31, 2006. The estimate of loss was based on assumptions and estimates extending over many years into the future. There is currently no payment default with respect to this transaction. Management continues to monitor the exposure and will revise its loss estimate if necessary, as new information becomes available.

(b)

In December 2005, certain notes that were insured by the Company and collateralized by loans to medical providers (the “Insured Notes”) defaulted upon their maturity. In satisfaction of the resulting claim, the Company purchased the Insured Notes for $20.2 million, which represented the remaining outstanding principal and accrued interest on the Insured Notes. The Insured Notes were recorded as an investment at their estimated fair value of $19.5 million at the date of acquisition and were reflected in the accompanying consolidated balance sheet at December 31, 2005 under the caption, “Other invested assets”. The difference between the estimated fair value of the Insured Notes at the date they were acquired and the consideration paid to acquire the notes was recorded as a paid loss of $0.7 million. The estimate of fair value of the Insured Notes was based on the Company’s estimate of the fair value of the underlying collateral. During 2006, the Company recognized an impairment charge of $15.1 million relating to the Insured Notes and the balance of the Insured Notes was paid down. In addition, during 2006 the Company recorded a charge for $5.0 million relating to other exposures under this transaction. With respect to the aforementioned charges, the Company was indemnified for $6.1 million by XLA pursuant to an indemnification discussed above and in Note 7.

(c)

During the year ended December 31, 2005, the Company recorded a provision for loss of $5.2 million ($3.4 million after reinsurance) representing the present value of the loss expected to be incurred in the future with respect to two related insured residential mortgage securitizations. The total remaining par insured by the Company in connection at December 31, 2006. There has been no payment default with respect to these transactions. The estimate of loss reflects management best estimate of loss that will ultimately be incurred on these transactions and was based on assumptions and estimates extending over many years into the future.

During 2006, the reinsurance of the aforementioned two residential mortgage transactions was cancelled in settlement of a dispute with the reinsurer. As a result of the cancellation, all ceded premium (which was on an installment basis and consequently fully earned) aggregating $0.4 million, was returned to the Company and the Company’s net reserve increased by approximately $1.7 million. Also, during 2006, one of the insured debt obligations was retired early as a result of the exercise of a clean-up call by the entity which transferred the underlying mortgages to the special purpose issuer. As a result of the aforementioned retirement, the Company reduced the related case reserve by approximately $1.9 million. The Company’s earnings for 2006 were increased by approximately $0.6 million as a result of the aforementioned returned premium, cancellation, and early retirement. At December 31, 2006, the carrying amount of the case reserve with respect to the remaining outstanding insured transaction was $3.3 million on a gross and net basis. There continues to be no payment default with respect to this transaction and management continues to monitor the exposure and will revise its loss estimate if necessary, as new information becomes available.

          The financing vehicles through which the insured exposures referred to above were issued are variable interest entities, as defined under FASB Interpretation 46/46R, Consolidation of Variable Interest Entities, however, the Company is not the primary beneficiary of such entities. If the transactions are restructured or if the Company exercises its contractual rights under such transactions in the event of a default, the primary beneficiary in such transactions may have to be reconsidered. If such events occur, the Company may be required to consolidate the financing vehicles.

     Unallocated Reserves

          In accordance with the Company’s accounting policy discussed in Note 2, the Company’s net provision for unallocated reserves is a function of applying the initial expected loss ratio to earned premium each period (after exclusion of the effect on earned premium of refunding and full limit losses because no more risk exists on those related policies) and the expected loss emergence pattern. For the years ended December 31, 2006, 2005, and 2004, the Company recorded a net provision for unallocated reserves of $14.3 million, $13.6 million and $16.3 million, respectively. During 2004, the Company changed its initial expected loss ratio from 25 percent of earned premium to 20 percent of

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

earned premium to reflect the changing risk profile of its in-force business. This change resulted in approximately a $15.0 million decrease in unallocated loss reserves which decrease was substantially offset by a change in the estimated expected loss emergence pattern of our in-force business due to the availability of more detailed information as a result of the implementation in 2004 of a new automated information system. The Company’s unallocated loss reserve is established on an undiscounted basis and represents management’s best estimate of losses that the Company will incur in the future as a result of credit deterioration in the Company’s in-force business but which have not yet been specifically identified.

14. Income Taxes

          XLFA is not subject to any taxes in Bermuda on either income or capital gains under current Bermuda law. In the event that there is a change such that these taxes are imposed, XLFA would be exempted from any such tax until March 2016 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, and Amended Act of 1987.

          XLCA is subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The U.S. federal income tax liability is determined in accordance with the principles of the consolidated tax provisions of the Internal Revenue Code and Regulations. XLCA has operations in subsidiary and branch form in certain international jurisdictions that are subject to relevant taxes in those jurisdictions. As a wholly owned subsidiary of XL RE AM through June 30, 2006, XLCA was consolidated with XLA for purposes of determining its U.S. federal income tax liability at, and prior to, such date. As a result of the transfer of ownership of XLCA to SCA (see Note 1), XLCA will be required to file its own federal income tax return and will no longer qualify to be consolidated with the XLA tax group subsequent to June 30, 2006.

          XLCA will file two separate short period U.S. income tax returns for 2006, one will include the pre-ownership change period and the second will include the post-ownership change period. For the pre-ownership change period, XLCA’s income tax return will be consolidated with XLA and its subsidiaries. For the post-ownership change period, XLCA will file a consolidated tax return with SCA Holdings U.S. Inc (the new U.S. common parent of the SCA group) and its subsidiaries (which consists of XLCA and SCA’s other U.S. based subsidiaries). For the pre-ownership change period filing, XLA maintains a tax sharing agreement with its subsidiaries, whereby the consolidated income tax liability is allocated among affiliates in the ratio that each affiliate’s separate return liability bears to the sum of the separate return liabilities of all affiliates that are members of the consolidated group. In addition, a complementary method is used which results in reimbursement by profitable affiliates to loss affiliates for tax benefits generated by loss affiliates.

          At December 31, 2006 and 2005 XLCA had a federal income tax payable of $5.3 million and $1.0 million respectively. For the post-ownership change period, XLCA will maintain a similar tax sharing agreement with U.S. affiliates that are a member of the SCA Holdings U.S. Inc. consolidated tax filing. In addition, a complementary method is used which results in reimbursement by profitable affiliates to loss affiliates for tax benefits generated by loss affiliates.

          The Company’s income tax provisions for the years ended December 31, 2006, 2005, and 2004 are as follows:

	Year Ended December 31,

(U.S. dollars in thousands)	2006	2005	2004

Current Expense (Benefit):
U.S.	$3,567	$(361)	$5,754
Non-U.S.	—	—	—

Total current expense (benefit)	$3,567	$(361)	$5,754

Deferred Expense (Benefit):
U.S.	$1,083	$(102)	$(2,910)
Non-U.S.	(1,517)	(814)	(924)

Total deferred benefit	(434)	(916)	(3,834)
Total tax expense (benefit)	$3,133	$(1,277)	$1,920

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

          Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2006, 2005, and 2004 is provided below:

	Year Ended December 31,

(U.S. dollars in thousands)	2006	2005	2004

Expected tax expense (benefit)	$984	$(2,146)	$79
Adjustments
Transfer pricing adjustments	528	700	1,485
Prior year adjustments	568	20	326
Valuation allowance	700	85	—
Non deductible expenses	263	68	58
Foreign taxes	65	—	—
Other	25	(4)	(28)

Income tax expense (benefit)	$3,133	$(1,277)	$1,920

          The weighted average expected tax provision or benefit has been calculated using the pre-tax accounting income or loss in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The expected and actual tax benefit or expense for each of the years ending December 31, is primarily attributable to the taxable income or loss in the United States. XLCA has a facultative quota share reinsurance treaty with XLFA. Under the terms of this treaty, XLFA agrees to reinsure up to 75% of the guaranty business written by the Company. Prior to July 1, 2006, the treaty provided for XLFA to reinsure up to 90% of such business.

          The components of the net deferred Federal income tax position of the Company as of December 31, 2006 and 2005 are as follows:

(U.S. dollars in thousands)	2006	2005

Deferred tax assets
Deferred ceding commissions, net	$14,519	$14,895
Unpaid loss reserve discount, net	480	486
Deferred premium revenue	2,928	2,088
Foreign losses	741	153
Unrealized depreciation on investments	1,136	803
Capital loss carry forward	786	86
Valuation allowance	(1,921)	(888)
Other—net	—	142

Total deferred tax assets	$18,669	$17,765

Deferred tax liabilities
Accretion of discount on investments	$272	$196
Other- net	215	—

Total deferred tax liabilities	487	196

Net deferred federal income tax asset	$18,182	$17,569

          The valuation allowance at December 31, 2006 and 2005 relates to net unrealized capital losses and realized capital loss carry forwards in the U.S. that may not be realized within a reasonable period. As of December 31, 2006, the Company has net unrealized depreciation on investments and realized capital loss carry forwards in the U.S of approximately $3.2 million and $2.2 million, respectively, against which a valuation allowance of $1.9 million has been established. As of December 31, 2005, the Company has net unrealized capital losses and realized capital loss carry forwards of approximately $2.3 million and $0.2 million, respectively, in the U.S., against which a valuation allowance of $0.9 million had been established. Management has concluded that the remaining deferred tax assets are more likely than not to be realized. Management will continue to evaluate income generated in future periods in determining the reasonableness of its position. If management determines that future income generated is insufficient to cause the realization of the deferred tax assets within a reasonable period, a valuation allowance would be required.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

15. Commitments and Contingencies

          a. Litigation

          In the ordinary course of business, the Company is subject to litigation or other legal proceedings. It is the opinion of the Company’s management, after consultation with legal counsel and based upon the information available that the expected outcome of any outstanding litigation, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

          XLCA received a grand jury subpoena dated November 15, 2006 from the New York Office of the Antitrust Division of the U.S. Department of Justice in connection with an investigation into the municipal guaranteed investment contract market and related products. Thereafter, the Antitrust Division served a superseding grand jury subpoena dated November 30, 2006 addressed to XL Asset Funding Company I LLC (“XLAF”) instead of XLCA. XLAF is not a subsidiary of the Company.

          b. Tax Matters

          SCA is a Bermuda corporation and, except as described below, neither it nor its non-United States subsidiaries have paid United States corporate income taxes on the basis that they are not engaged in a trade or business or otherwise subject to taxation in the U.S. However, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Internal Revenue Code of 1986, regulations or court decisions, there could be no assurance that the Internal Revenue Service will not contend that the Company or its non-United States subsidiaries are engaged in a trade or business or otherwise subject to taxation in the U.S. If the Company or its non-United States subsidiaries were considered to be engaged in a trade or business in the United States (and, if the Company or such subsidiaries were to qualify for the benefits under the income tax treaty between the United States and Bermuda and other countries in which the Company operates, such business were attributable to a “permanent establishment” in the U.S.), the Company or such subsidiaries could be subject to United States tax at regular tax rates on its taxable income that is effectively connected with its United States trade or business plus an additional 30% “branch profits” tax on such income remaining after the regular tax, in which case there could be a significant adverse effect on the Company’s results of operations and financial condition.

          c. Lease and Other Commitments

          The Company’s lease commitments are comprised primarily of office premise leases at 1221 Avenue of the Americas, New York, New York, 25 Copthall Ave – London, Merrit 7 Corporate park, Connecticut and office space lease commitments it assumed from an affiliate, Global Credit Analytics, Inc. (“GCA”), with respect to office space at 250 Park Avenue, New York, New York. In addition, the Company is liable under an information technology outsourcing agreement that it entered into with International Business Machines Corporation (“IBM”) on October 1, 2006. Pursuant to the agreement IBM will: (i) provide the Company with all its information technology hardware, (ii) provide all support services to maintain such hardware and provide for efficient disaster recovery, (iii) develop a transition plan for the Company’s systems from its existing hardware to new hardware, and (iv) maintain the Company’s technology at a level that allows the Company to take advantage of technological advances. In consideration for these services the Company is obligated to pay IBM approximately $4.0 million per annum for the five year term of the contract. No expense was incurred by the Company under this agreement during 2006.

          The table below presents the Company’s minimum lease payment obligations under the aforementioned lease commitments and outsourcing agreement, as well as estimated sub-lease income from the sub-lease of space at the aforementioned locations.

(U.S. Dollars in thousands)	Minimum Lease Payments	Sub-lease Income

2007	$11,423	$904
2008	11,693	778
2009	11,714	791
2010	11,743	795
2011	11,589	795
Later years	75,022	2,172

Total	$133,184	$6,235

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

          Net rent expense was $6.2 million, $5.0 million and $5.1 million for the years ended December 31, 2006, 2005, and 2004, respectively.

16. Disclosures About Fair Values of Financial Instruments

          The following estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret the data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

          Debt securities: The carrying amount is fair value, which is based primarily on quoted market prices received from a nationally recognized pricing service or dealer quotes.

          Cash and cash equivalents: The carrying amount of these items is a reasonable estimate of their fair value due to the short maturity of these instruments.

          Deferred premium revenue, net of prepaid reinsurance premiums: The carrying amount of deferred premium revenue, net of prepaid reinsurance premiums, represents the Company’s future premium revenue, net of reinsurance, on policies where the premium was received at the inception of the insurance contract. The fair value of deferred premium revenue, net of prepaid reinsurance premiums, is an estimate of the premiums that would be paid under a reinsurance agreement with a third party to transfer the Company’s financial guarantee risk, net of that portion of the premiums retained by the Company to compensate it for originating and servicing the insurance contract.

          Losses and loss expenses, net of reinsurance balances recoverable: The carrying value is assumed to be fair value, because the provision is established for non-specific expected levels of losses resulting from credit failures.

          Installment premiums: The fair value of installment premiums is estimated based on the present value of the future contractual premium revenues, net of reinsurance, that would be paid under a reinsurance agreement with a third party to transfer the Company’s financial guarantee risk, net of that portion of the premium retained by the Company to compensate it for originating and servicing the insurance contract. The fair value is derived by calculating the present value of the estimated future cash flow stream (net premium and ceding commissions) discounted at 4.80% and 4.20% at December 31, 2006 and 2005, respectively.

	2006		2005

(U.S. Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets
Debt securities and short-term investments	$1,958,363	$1,958,363	$1,346,840	$1,346,840
Cash and cash equivalents	202,548	202,548	54,593	54,593

Liabilities
Deferred premium revenue, net of prepaid reinsurance premiums	735,923	518,404	522,712	369,572
Loss and loss adjustment expenses, net of reinsurance recoverable on unpaid losses	89,901	89,901	78,151	78,151

Off-Balance Sheet Instruments
Installment premiums	—	622,293	—	340,863

17. Dividend Restrictions

          XLCA

          The ability of XLCA to declare and pay SCA a dividend is governed by the Insurance Law of the State of New York (the “Insurance Law”). Under the Insurance Law XLCA is permitted to pay dividends each calendar year, without the prior approval of the superintendent of the insurance department, in an amount equal to the lesser of ten percent of its policyholders’ surplus as of the end of the preceding calendar year or its net investment income for the preceding calendar year, as determined in accordance with Statutory Accounting Practices prescribed or permitted by the Insurance

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

Department of the State of New York. The law also provides that XLCA may distribute dividends to its shareholders in excess of the aforementioned amount only upon giving notice of its intention to declare such dividend, and the amount thereof, to the New York Superintendent. The New York Superintendent may disapprove such distribution if he finds that the financial condition of XLCA does not warrant such distribution.

          For the years ended December 31, 2006, 2005, and 2004, XLCA reported statutory-basis net income (loss) of $0.1 million, $(0.4) million, and $(5.7) million, respectively, and statutory-basis capital and surplus of $207.0 million and $188.8 million as of December 31, 2006 and 2005, respectively.

          In addition, in connection with the IPO, XLCA has agreed with certain of the rating agencies that, until the second anniversary of the effective date of the IPO it will not declare or grant dividends on its common stock without the prior consent of those rating agencies, other than to fund certain parent holding company operating expenses and debt service requirements and to fund dividends on our preferred stock and “nominal” dividends on our common stock.

          XLFA

          XLFA is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on its common shares and to make other payments to us. Under Bermuda’s Insurance Act 1978, as amended, and related regulations, which we refer to as the “Insurance Act,” XLFA is required to maintain a minimum solvency margin and minimum liquidity ratio and is prohibited from declaring or paying dividends if such payment would result in its non-compliance with these requirements. In addition, under the Companies Act 1981 of Bermuda, as amended, which we refer to as the “Companies Act,” XLFA may not declare or pay a dividend, or make a distribution out of its contributed surplus, if there are reasonable grounds for believing that (1) it is, or would after the payment be, unable to pay its liabilities as they become due; or (2) the realizable value of its assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts (as such terms are defined in the Companies Act). Furthermore, in order to reduce its total statutory capital by 15% or more, XLFA would require the prior approval of the BMA.

          In addition, in connection with the IPO, XLFA has agreed with certain of the rating agencies that, until the second anniversary of the effective date of the IPO it will not declare or grant dividends on its common stock without the prior consent of those rating agencies, other than to fund certain parent holding company operating expenses and debt service requirements and “nominal” dividends on SCA’s common stock.

18. Credit Default Swaps

          Credit default swaps insured by the Company meet the definition of a derivative under SFAS No. 133. The Company has recorded these products at fair value, modeled on prevailing market conditions and certain other factors relating to the structure and credit quality of the transaction. The Company considers credit default swaps to be, in substance, financial guarantee contracts as the Company intends to hold them to maturity. See Note 2 for information regarding the Company’s accounting policy for credit default swaps.

          Credit default swaps generally cover a portfolio of securities. The credit ratings of the underlying securities vary and a single rating is calculated for the Company’s exposure at the inception of the transaction by an independent credit rating agency. In order to effectively price and market the transaction, different tranches are modeled for the purpose of assigning credit ratings based upon the level of subordination. Generally, a primary layer of first loss protection is created with the Company participating in the senior or higher quality-rated tranches of the transaction.

          The Company’s exposure is fair valued taking into account changes in credit spreads, current market conditions, as well as the overall credit quality of the underlying collateral.

          The Company’s credit default swap portfolio generally requires the Company to meet payment obligations for referenced credits within the portfolio in the event of specific credit events after exhaustion of various first loss protection levels. These credit events are contract-specific, but generally cover bankruptcy and failure to pay and repudiation. The credit default swap portfolio consists of structured pools of corporate obligations that were awarded investment-grade ratings at the deals’ inception. On a net par basis, approximately 98.3% of the portfolio is rated “AAA” with the remaining

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

1.73% allocated to other investment-grade ratings. The weighted average term of the contracts in-force was 11.52 years. The following tables present the amounts related to credit default swaps reflected in our financial statements as of and for the periods indicated:

	Year Ended December 31,

(U.S. dollars in thousands)	2006	2005	2004

Statement of Income:
Net earned premiums	$23,674	$16,527	$22,267
Net losses and loss expenses	2,068	415	4,448
Net realized and unrealized gains (losses) on credit derivatives	(8,385)	(6,681)	12,687

	As at December 31,

	2006	2005

Balance sheet:
Unpaid losses and loss expenses recoverable	$1,111	$787
Other assets	11,976	14,605
Unpaid losses and loss expenses	14,283	11,890
Deferred premium revenue	137	205
Other liabilities	5,117	2,071

19. Stock-Based and Long-Term Compensation Plans

          Prior to the IPO, certain employees of the Company participated under XL Capital’s stock-based and long-term compensation plans and expense relating thereto was reflected in the Company’s results of operations. Subsequent to the IPO, SCA adopted its own stock-based and long-term incentive plan and certain awards to employees of the Company under XL Capital’s stock-based compensation and long-term incentive plans were converted to SCA’s plans. Expense relating to awards to employees of the Company under XL Capital plans that were not so converted and remain outstanding continues to be recognized in the Company’s financial statements. See also Note 7.

          Set forth below is: (i) a description of the stock-based and long-term compensation plans of SCA, as well as those plans of XL Capital in which employees of the Company participated, (ii) the awards made under the aforementioned plans, (iii) information concerning awards to employees of the Company under XL Capital’s plans that were converted to SCA plans, as well as those awards under XL Capital’s plans that were not converted and remain outstanding, and (iv) certain other information.

SCA Long-Term Incentive Plan –

          Effective August 4, 2006 the Board of Directors of the Company adopted the 2006 Long-Term Incentive and Share Award Plan (the “Plan”). The Plan provides for grants to eligible employees, consultants and directors of stock options, share appreciation rights, which we refer to as “SARs,” restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other share based and non-share based awards, which collectively, we refer to as the “Awards.” An aggregate of 3,848,182 common shares has been reserved for issuance under the Plan, subject to anti-dilution adjustments in the event of certain changes in our capital structure. Shares issued pursuant to the Plan will be either authorized but unissued shares or treasury shares.

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

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

          Stock-Based Compensation Plans

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

          During the year ended December 31, 2006, the Company recognized approximately $0.7 million of compensation expense, net of tax, related to its stock option Awards.

          The fair value of each option Award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended December 31, 2006

Expected dividends	0.0%
Risk free interest rate	5.0%
Expected volatility	25.0%
Expected life	5.5 years

          The risk free interest rate is based on U.S. Treasury rates. The expected lives are estimated using the exercise behavior of grant recipients.

          The following is a summary of stock options as of December 31, 2006, and related activity for the year then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding – beginning of period	0
Granted	647,963	$20.50
Exercised	0
Cancelled	0

Outstanding – end of period	647,963	$20.50	3.6 years	$4,749,569

Options available for grant *	2,702,291

* Available for grant December 31, 2006 irrespective of the form of the Award (e.g. SAR’s, restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other share-based awards).

          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2006 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. Total unrecognized stock based compensation expense related to

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

non-vested stock options was approximately $3.1 million as of December 31, 2006, related to 647,963 options, which is expected to be recognized over a weighted-average period of 3.6 years.

          Awards of restricted stock at the effective date of the SCA IPO had a weighted average grant date fair value of $20.50. During the year ended December 31, 2006, SCA recognized approximately $1.2 million of compensation expense related to its restricted stock awards. There were 2,500 shares of restricted stock forfeited and no shares vested during the year ended December 31, 2006.

          Total unrecognized stock based compensation expense related to non-vested restricted stock was approximately $9.0 million at December 31, 2006, which is expected to be recognized over a weighted-average period of 4.5 years.

          Long-Term Compensation Plans

a. Deferred Cash and Deferred Bonus Awards

          Effective August 4, 2006, all outstanding and unvested awards to employees of the Company under XL Capital plans, known as “deferred cash” and “deferred bonus” awards, were involuntarily converted to awards under SCA’s plan. All the terms, conditions and values of the awards made under SCA’s plan pursuant to such conversion were structured to mirror the terms of the awards made under XL Capital’s plan. The Awards vest as set forth in the applicable Award agreements, and the requisite service period is equivalent to the vesting period. The Awards contain certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability.

          Deferred cash and deferred bonus awards at the effective date of the SCA IPO were valued at $15.8 million and $0.8 million, respectively. For the period from August 4, 2006 through December 31, 2006, SCA recognized approximately $2.1 million and $0.8 million of compensation expense related to such Awards, respectively. Total unrecognized compensation expense related to non-vested deferred cash awards was approximately $13.7 million at December 31, 2006. There was no unrecognized compensation expense related to deferred bonus awards at December 31, 2006. The non-vested unrecognized compensation expense relating to the deferred cash awards are expected to be recognized over a weighted-average period of 2.0 years.

b. Long Term Incentive Plan Awards

          In connection with the IPO, XL Capital and the Company offered eligible employees of the Company the opportunity to exchange all of their outstanding unvested restricted Class A Ordinary Shares of XL Capital and options to purchase Class A Ordinary Shares of XL Capital, which were awarded to such employees under XL Capital Plans prior to the IPO, for a long term incentive plan award (the “LTIP Award”) from SCA to be granted under SCA’s Plan (the “Exchange Offer”).

          An “LTIP Award” is the right to receive a cash payment, or “base amount,” from SCA of no less than 75% of the “target amount “ indicated in each offeree’s award letter. Such target amount will be adjusted higher or lower (but in no event lower than the base amount) based on the performance of SCA pursuant to the terms and conditions specified in the Award. The Awards vest as set forth in the applicable Award agreements, and the requisite service period is equivalent to the vesting period. The Awards contain certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability.

          Elections under the Exchange Offer became effective on December 12, 2006; 443,532 eligible options and 97,119 shares of eligible restricted stock of XL Capital were exchanged under the Exchange Offer and SCA issued LTIP Awards with an aggregate target amount of $11.4 million. Approximately $4.1 million of eligible outstanding unvested restricted Class A Ordinary Shares of XL Capital and options to purchase Class A Ordinary Shares of XL Capital were not exchanged under the Exchange Offer and remain outstanding under XL Capital plans. See Note 7.

          Apart from the Exchange Offer, other long-term compensation awards under XL Capital plans to certain senior executives and officers of the Company were involuntarily converted to LTIP Awards at the IPO date. This aggregate base amount of such awards was $1.5 million.

          For the year ended December 31, 2006 the Company recognized compensation expense relating to its LTIP Awards of approximately $0.3 million. Total unrecognized compensation expense related to non-vested LTIP Awards was approximately $11.4 million at December 31, 2006. The non-vested unrecognized compensation expense relating to LTIP Awards are expected to be recognized over a weighted-average period of 2.0 years.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

XL Capital Long-Term Incentive Plans –

          Stock-Based Compensation Plans

          Prior to August 4, 2006, employees of the Company were eligible to receive awards under XL Capital’s “1991 Performance Incentive Program” which governs XL Capital’s grants of non-qualified or incentive stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights (“SARs”). The plan is administered by XL Capital’s Board of Directors and the Compensation Committee of the Board of Directors. Stock options may be granted with or without SARs. No SARs have been granted to date. Grant prices are established at the fair market value of XL Capital’s common stock at the date of grant. Options and SARs have a life of not longer than ten years and vest as set forth at the time of grant. Options currently vest annually over four years from date of grant.

          Restricted stock awards issued under the 1991 Performance Incentive Program vest as set forth in the applicable award agreements. These shares contained certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability. Restricted stock issued to employees of the Company under the plan totaled 0 shares, 113,850 shares, and 66,675 shares in 2006, 2005, and 2004, respectively.

          Under XL Capital’s 1999 Performance Incentive Plan, 1,250,000 options were available for issuance to employees who were not directors or executive officers of the Company.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004

Dividend yield	2.10%	2.60%	2.54%
Risk free interest rate	4.70%	4.00%	3.00%
Expected volatility	25.0%	25.0%	27.0%
Expected lives	5.5 years	5.5 years	6.0 years

          Total expense recognized by the Company with respect to awards to employees of the Company of XL Capital restricted stock was $2.1 million, $2.4 million and $4.1 million in 2006, 2005 and 2004, respectively.

          Following is a summary of stock option awards to employees of the Company under XL Capital Plans and related activity. There were no awards of stock options to employees of the Company in 2006.

	2006		2005		2004

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding—beginning of year	1,084,118	$77.65	1,345,201	$75.62	1,299,950	$75.53
Granted		$—	205,000	$75.65	199,200	$77.10
Exercised	(92,570)	$52.23	(253,750)	$60.10	(40,083)	$60.42
Cancelled	(823,532)	$79.23	(212,333)	$83.84	(113,866)	$82.50

Outstanding—end of year	168,016	$81.78	1,084,118	$77.65	1,345,201	$75.62

Options exercisable	166,200		730,093		932,058

          The exercise price of the options granted is the market price of XL Capital’s Class A ordinary shares on the grant date.

          At December 31, 2006 outstanding stock option awards under XL Capital Plans held by employees of the Company had a range of exercise prices of $50.00 to $94.62 per share, respectively, and a weighted average exercise price, in the aggregate, of $81.78 per share. In addition, the average remaining contractual life of such options was 5.7 years.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

          Long-Term Compensation Plans

a. Deferred Cash and Deferred Bonus Awards

          In addition, prior to August 4, 2006, employees of the Company were eligible to receive awards from XL Capital, known as “deferred cash” and “deferred bonus” awards. Such awards were converted at the effective date of the IPO to SCA awards with identical terms and conditions. The awards vest as set forth in the applicable award agreements, and the requisite service period is equivalent to the vesting period. The awards contain certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability.

          For the years ended December 31, 2006, 2005 and 2004, the Company recognized approximately $2.5 million, $2.7 million, and $4.3 million of compensation expense related to such Awards, respectively. There was no unrecognized compensation expense at December 31, 2006 related to the aforementioned deferred cash and deferred bonus awards as a result of the involuntary conversion of such Awards to SCA plans as discussed above.

20. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,

(U.S. dollars in thousands, except share amounts)	2006	2005	2004

Net income	$117,355	$80,446	$58,854

Basic shares (000’s) (1)	53,676	46,127	46,127
Common stock equivalents (000’s)	42	—	—
Diluted shares (000’s) (1)	53,718	46,127	46,127

Net income:
Basic EPS	$2.19	$1.74	$1.28
Diluted EPS	$2.18	$1.74	$1.28

(1)

For the years ended December 31, 2005 and 2004, based on 46,127,245 shares outstanding immediately prior to the IPO. In July 2006, a stock split of the Company’s outstanding common shares was effected. As a result, there were 46,127,245 shares of the Company’s common stock issued and outstanding just prior to the offering. The accompanying financial statements and share amounts have been retroactively adjusted for the effects of such stock split.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

21. Quarterly Financial Information
      (Unaudited)

	2006

(U.S. Dollars in thousands)	First	Second	Third	Fourth

Total premiums written	$82,183	$107,643	$85,570	$133,603
Net premiums written	74,591	101,483	100,478	119,380
Net premiums earned	37,813	55,541	45,455	44,306
Net investment income	15,062	16,129	21,835	24,698
Net losses and loss adjustment expenses	3,449	2,880	4,994	3,635
Income before income tax and minority interest	21,376	37,311	32,298	37,457
Net income	16,749	36,388	28,412	35,806

Basic earnings per share	$0.36	$0.79	$0.49	$0.56
Diluted earnings per share	$0.36	$0.79	$0.49	$0.56

	2005

(U.S. Dollars in thousands)	First	Second	Third	Fourth

Total premiums written	$51,737	$82,169	$82,979	$68,554
Net premiums written	40,044	73,961	73,544	57,363
Net premiums earned	32,640	33,055	41,136	45,008
Net investment income	11,308	12,262	13,259	14,331
Net losses and loss adjustment expenses	2,206	16,743	1,095	5,977
Income before income tax and minority interest	25,536	2,451	30,691	29,296
Net income	21,984	74	31,373	27,015

Basic earnings per share	$0.48	$0.00	$0.68	$0.59
Diluted earnings per share	$0.48	$0.00	$0.68	$0.59

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

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

          Management’s Report on Internal Control Over Financial Reporting

          This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

          Changes in Internal Control Over Financial Reporting

          There have been no changes in internal control over financial reporting identified in connection with the Company’s evaluation required pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

          None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Certain of the information required by this item relating to the executive officers of the Company may be found under Item 4, “Submission of Matters to a Vote of Security Holders – Executive Officers of the Company.” The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

          This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table summarizes the Company’s equity compensation plan information as of December 31, 2006:

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	iissued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column a)

Plan Category	(a)	(b)	(c)

Equity
compensation
plans approved
by security
holders

Equity
compensation
plans not
approved by
security
holders (1) (2)	647,963	$20.50	2,702,291	(3)

Total	647,963	$20.50	2,702,291

(1)	See Note 19 to the Consolidated Financial Statements for a description of the Company’s equity compensation plan.
(2)	The Plan is being submitted for approval by our shareholders at our annual general meeting of shareholders to be held May 4, 2007.
(3)	The securities available to be issued under the Plan may be in any form provided for under the Plan.

     The remaining information required by this Item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which information is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          This item is omitted because a definitive proxy statement that involves the election of directors will be filed the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          This item is omitted because a definitive proxy statement that involves the election of directors will be filed the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits.

1. Financial Statements

Included in Part II – See Item 8 of this report.

2. Financial Statement Schedules

Included in Part IV of this report:

	Schedule
	Number	Page

Condensed Financial Information of Registrant, as of December 31, 2006 and for the year ended December 31, 2006	II	135

Other Schedules have been omitted as they are not applicable to the Company

SECURITY CAPITAL ASSURANCE LTD SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEET- PARENT COMPANY ONLY
DECEMBER 31, 2006

(U.S. Dollars in thousands, except per share amounts)	2006

Assets
Cash and cash equivalents	29,568
Accrued investment income	39
Investment in subsidiaries	1,346,647
Other assets	1,172

Total assets	$1,377,426

Liabilities and Shareholders’ Equity
Liabilities
Accounts payable, accrued expenses and other liabilities	10,906

Total liabilities	10,906

Shareholders’ Equity
Common stock	641
Additional paid-in capital	987,803
Retained earnings	397,781
Accumulated other comprehensive loss	(19,705)

Total shareholders’ equity	1,366,520

Total liabilities and shareholders’ equity	$1,377,426

SECURITY CAPITAL ASSURANCE LTD SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)
STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME- PARENT COMPANY ONLY
YEAR ENDED DECEMBER 31, 2006

(U.S. Dollars in thousands)	2006

Revenues
Net investment income	$1,976
Net realized gains on investments	837
Equity in net earnings of subsidiaries	121,419

Total revenues	124,232

Expenses
Operating expenses	6,877

Net income	$117,355

SECURITY CAPITAL ASSURANCE LTD SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)
STATEMENT OF CASH FLOWS- PARENT COMPANY ONLY
YEAR ENDED DECEMBER 31, 2006

(U.S. Dollars in thousands)	2006

Cash provided by operating activities:
Net income	$117,355
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net earnings of subsidiaries	(121,419)
Net realized gains on sale of investments	(837)
Other, net	9,411

Total adjustments	(112,845)

Net cash provided by operating activities	4,510

Cash flows from investing activities:
Proceeds from sale of debt securities	39,305
Purchase of debt securities	(161,506)
Cash contributed to subsidiaries	(215,028)

Net cash used in investing activities	(337,229)

Cash flows from financing activities:
Proceeds from issuance of common stock less underwriters’ allowance and issuance costs paid	342,341
Cash contributions from XL Capital	21,229
Dividends on common shares	(1,283)

Net cash provided by financing activities	362,287

Increase (decrease) in cash and cash equivalents	29,568
Cash and cash equivalents—beginning of year	—

Cash and cash equivalents—end of year	$29,568

Non-cash capital contribution to subsidiary-debt securities at fair value	$123,076

3. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

3.1	Memorandum of Association of CA Holdings Ltd, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-133066)
3.2	Amended and Restated Bye-laws of Security Capital Assurance Ltd, incorporated by reference to Exhibit 3.2 to the Security Capital Assurance Ltd Registration Statement on Form S-1 (File No. 333-133066)
10.1

Transition Agreement, dated as of August 4, 2006, among XL Capital Ltd, XL Insurance (Bermuda) Ltd, X.L. America, Inc. and Security Capital Assurance Ltd, incorporated by reference to Exhibit 10.1 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.2

Tax Indemnity Agreement, dated as of August 4, 2006, among XL Capital Ltd, X.L. America, Inc. and Security Capital Assurance Ltd, incorporated by reference to Exhibit 10.2 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.3	Employment Agreement with Paul S. Giordano dated as of August 2, 2006, incorporated by reference to Exhibit 10.3 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.
10.4**	Employment Agreement with David P. Shea dated as of January 23, 2007.
10.5**	Employment Agreement with Edward B. Hubbard dated as of December 21, 2007.
10.6**	Employment Agreement with Claude L. LeBlanc dated as of November 14, 2006.
10.7

Letter Agreement Regarding Stock Options, Restricted Shares and Long-Term Incentive Award between XL Capital Ltd and Paul Giordano, dated as of August 2, 2006, incorporated by reference to Exhibit 10.4 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.8

Security Capital Assurance Ltd 2006 Long-Term Incentive and Share Award Plan, incorporated by reference to Exhibit 10.5 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.9**	Amendment to Security Capital Assurance Ltd 2006 Long-Term Incentive and Share Award Plan effective December 29, 2006.
10.10	Security Capital Assurance Ltd Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.6 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.
10.11	SCA Holdings US Inc. Deferred Compensation Program, incorporated by reference to Exhibit 10.7 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.
10.12

Master Services Agreement, dated as of August 4, 2006, between XL Global Services, Inc. and XL Financial Administrative Services Inc., incorporated by reference to Exhibit 10.8 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.13

Master Services Agreement, dated as of August 4, 2006, between XL Services (Bermuda) Ltd and SCA Bermuda Administrative Ltd, incorporated by reference to Exhibit 10.9 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.14

Master Services Agreement, dated as of August 4, 2006, between XL Capital Ltd and SCA Bermuda Administrative Ltd, incorporated by reference to Exhibit 10.10 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.15

Master Services Agreement, dated as of August 4, 2006, between XL Services UK Limited and XL Capital Assurance (U.K.) Limited, incorporated by reference to Exhibit 10.11 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.16

Master Services Agreement, dated as of August 4, 2006, between XL Services UK Limited, in respect of its Spanish branch and XL Capital Assurance (U.K.) Limited, in respect of its Spanish branch, incorporated by reference to Exhibit 10.12 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.17

Master Services Agreement, dated as of August 4, 2006, between X.L. America, Inc. and XL Financial Administrative Services Inc., incorporated by reference to Exhibit 10.13 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.18

General Services Agreement, dated as of August 4, 2006, between XL Financial Administrative Services Inc. and XL Insurance (Bermuda) Ltd, incorporated by reference to Exhibit 10.14 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.19

General Services Agreement, dated as of August 4, 2006, between XL Financial Assurance Ltd. and XL Insurance (Bermuda) Ltd, incorporated by reference to Exhibit 10.15 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.20

General Services Agreement, dated as of August 4, 2006, between XL Capital Assurance Inc. and XL Global Services, Inc., incorporated by reference to Exhibit 10.16 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.21

Assignment and Assumption of Lease between Global Credit Analytics, Inc. and XL Capital Assurance Inc., dated as of August 4, 2006, incorporated by reference to Exhibit 10.17 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.22

Amendment No. 1 to Facultative Quota Share Reinsurance Agreement between XL Financial Assurance Ltd. and XL Insurance (Bermuda) Ltd, dated as of August 4, 2006, incorporated by reference to Exhibit 10.18 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.23

Amendment No. 1 to Excess of Loss Reinsurance Agreement between XL Financial Assurance Ltd. and XL Insurance (Bermuda) Ltd, dated as of August 4, 2006, incorporated by reference to Exhibit 10.19 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.24

Third Amended and Restated Facultative Quota Share Reinsurance Treaty between XL Financial Assurance Ltd. and XL Capital Assurance Inc., dated as of August 4, 2006, incorporated by reference to Exhibit 10.20 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.25

Amendment and Termination of Reinsurance Guarantee Agreement between XL Insurance (Bermuda) Ltd, XL Capital Assurance Inc. and XL Financial Assurance Ltd., dated as of August 4, 2006, incorporated by reference to Exhibit 10.21 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.26

First Amended and Restated Facultative Master Certificate issued by XL Reinsurance America Inc. to XL Capital Assurance Inc., dated as of August 4, 2006, incorporated by reference to Exhibit 10.22 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.27

Credit Agreement between Security Capital Assurance Ltd, XL Capital Assurance Inc. and XL Financial Assurance Ltd. and the Lenders party thereto and Citibank, N.A., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., dated as of August 1, 2006, incorporated by reference to Exhibit 10.23 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.28

Amendment No. 1 to Agency Agreement between XL Financial Solutions Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd and XL Financial Assurance Ltd., dated as of August 4, 2006, incorporated by reference to Exhibit 10.23 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.29

Security Capital Assurance Ltd Deferred Cash Program Guidelines, incorporated by reference to Exhibit 10.39 to the Security Capital Assurance Ltd Registration Statement on Form S-1 (File No. 333-133066)

10.30

XL Financial Assurance Ltd. Second Amended and Restated Shareholders Agreement, dated as of July 21, 2006, incorporated by reference to Exhibit 10.40 to the Security Capital Assurance Ltd Registration Statement on Form S-1 (File No. 333-133066)

10.31

Amended and Restated General Services Agreement, dated as of August 4, 2006, between XL Capital Assurance Inc. and XL Financial Administrative Services Inc., incorporated by reference to Exhibit 10.27 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.32*

Indemnification Agreement, dated as of August 4, 2006, between XL Financial Assurance Ltd. and XL Insurance (Bermuda) Ltd, incorporated by reference to Exhibit 10.28 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.33*

Indemnification Agreement, dated as of August 4, 2006, between XL Capital Assurance Inc. and X.L. America, Inc., incorporated by reference to Exhibit 10.29 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.34*

Adverse Development Reinsurance Agreement, dated as of August 4, 2006, between XL Capital Assurance Inc. and XL Reinsurance America Inc., incorporated by reference to Exhibit 10.30 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated June 30, 2006.

10.35

Information Technology outsourcing agreement dated as of October 1, 2006 between Security Capital Assurance Ltd and affiliates thereof and International Business Machines Corporation and affiliates thereof dated September 30, 2006, incorporated by reference to Exhibit 10.1 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q dated September 30, 2006.

31**	Rule 13a-14(a)/15d-14(a) Certifications

32**	Section 1350 Certification

99.1**	XL Capital Assurance Inc. and Subsidiary consolidated financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004

99.2**	XL Financial Assurance Ltd. financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004

*       Omits information for which confidential treatment has been requested.
**      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2007

SECURITY CAPITAL ASSURANCE LTD
(Registrant)

By:	/s/ Paul S. Giordano
Name: Paul S. Giordano
Title: President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned directors and executive officers of Security Capital Assurance Ltd, hereby severally constitute Michael P. Esposito, Jr., Paul S. Giordano, Brian M. O’Hara and Kirstin Romann Gould, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul S. Giordano
Paul S. Giordano	President, Chief Executive Officer and
	Director (Principal Executive Officer)	March 14, 2007

/s/ David P. Shea
David P. Shea	Executive Vice President and Chief Financial
Officer (Principal Financial Officer and
	Principal Accounting Officer)	March 14, 2007

/s/ Michael P. Esposito, Jr.
Michael P. Esposito, Jr.	Director and Chairman of the Board of
	Directors	March 14, 2007

/s/ Brian M. O’Hara
Brian M. O’Hara	Director	March 14, 2007

/s/ E. Grant Gibbons
E. Grant Gibbons	Director	March 14, 2007

/s/ Bruce G. Hannon
Bruce G. Hannon	Director	March 14, 2007

/s/ Mary R. Hennessy
Mary R. Hennessy	Director	March 14, 2007

/s/ Robert M. Licthen
Robert M. Licthen	Director	March 14, 2007

/s/ Coleman D. Ross
Coleman D. Ross	Director	March 14, 2007

/s/ Alan Z. Senter
Alan Z. Senter	Director	March 14, 2007