Form 10-Q
period 2007-03-31
Security Capital Assurance Ltd
filed 2007-05-14
CIK 1358164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 001-32950

SECURITY CAPITAL ASSURANCE LTD
(Exact name of registrant as specified in its charter)

BERMUDA (State or other jurisdiction of incorporation or organization)	NOT APPLICABLE (I.R.S. Employer Identification No.)

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

As of May 14, 2007, there were 65,297,788 outstanding Common Shares, $0.01 par value per share, of the registrant.

SECURITY CAPITAL ASSURANCE LTD

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited) As of March 31, 2007	As of December 31, 2006
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost: 2007 – $1,696,481; 2006 – $1,755,184)	$1,683,875	$1,736,462
Short-term investments, at fair value (amortized cost: 2007 – $219,486; 2006 – $222,930)	218,746	221,901

Total investments	1,902,621	1,958,363
Cash and cash equivalents	299,619	202,548
Accrued investment income	13,301	16,515
Deferred acquisition costs	100,187	93,809
Prepaid reinsurance premiums	76,336	59,983
Premiums receivable	17,192	12,936
Reinsurance balances recoverable on unpaid losses	87,206	88,616
Intangible assets – acquired licenses	11,529	11,529
Deferred income tax asset	18,406	18,182
Other assets	38,131	34,333

Total assets	$2,564,528	$2,496,814

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$175,926	$178,517
Deferred premium revenue	850,604	795,906
Reinsurance premiums payable	14,360	13,952
Payable for investments purchased	—	5,435
Accounts payable, accrued expenses and other liabilities	75,012	82,468

Total liabilities	1,115,902	1,076,278

Commitments and contingencies
Minority interest – redeemable preferred shares of subsidiary	39,000	54,016

Shareholders’ Equity
Common stock – (Par value $0.01 per share; 500,000,000 shares authorized; shares issued and outstanding – At March 31, 2007 – 65,303,054, At December 31, 2006: 64,634,292)	653	646
Additional paid in capital	988,554	987,798
Retained earnings	433,753	397,781
Accumulated other comprehensive loss	(13,334)	(19,705)

Total shareholders’ equity	1,409,626	1,366,520

Total liabilities, minority interest and shareholders’ equity	$2,564,528	$2,496,814

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
(U.S. dollars in thousands, except per share amounts)

	(Unaudited) Three Months Ended March 31,
	2007	2006
Revenues
Gross premiums written	$89,495	$70,780
Reinsurance premiums assumed	15,463	11,403

Total premiums written	104,958	82,183
Ceded premiums	(20,233)	(7,592)

Net premiums written	84,725	74,591
Change in net deferred premium revenue	(38,346)	(36,778)

Net premiums earned (net of ceded premiums earned of $3,881 and $8,203)	46,379	37,813
Net investment income	26,125	15,062
Net realized gains (losses) on investments	112	(5,683)
Net realized and unrealized losses on derivative financial instruments	(6,929)	(3,850)
Fee income and other	—	1,260

Total revenues	65,687	44,602

Expenses
Net losses and loss adjustment expenses	(801)	3,449
Acquisition costs, net	3,970	2,682
Operating expenses	24,070	17,095

Total expenses	27,239	23,226

Income before income tax and minority interest	38,448	21,376
Income tax expense	79	15

Income before minority interest	38,369	21,361
Minority interest – dividends on redeemable preferred shares	1,114	4,612

Net income	$37,255	$16,749

Net income per share:
Basic	$0.58	$0.36
Diluted	$0.58	$0.36
Weighted-average shares outstanding:
(Shares in thousands)
Basic	64,136	46,127
Diluted	64,343	46,127
Comprehensive income
Net income	$37,255	$16,749
Change in unrealized appreciation (depreciation) of investments, net of deferred tax (expense) benefit of ($33) in 2007 and $57 in 2006	6,371	(18,480)

Total comprehensive income (loss)	$43,626	$(1,731)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONSOLIDATED
STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31, 2007	Year Ended December 31, 2006
Common stock
Balance – beginning of year	$646	$461
Issuance of common stock	7	185

Balance – end of period	653	646

Additional Paid-In Capital
Balance – beginning of year	987,798	605,951
Initial public offering proceeds, net of underwriting fees and issuance costs	(250)	341,082
Restricted stock and stock options	968	827
Capital contributions	38	39,938

Balance – end of period	988,554	987,798

Retained Earnings
Balance – beginning of year	397,781	281,709
Net income	37,255	117,355
Dividends on common shares	(1,283)	(1,283)

Balance – end of period	433,753	397,781

Accumulated Other Comprehensive Loss
Balance – beginning of year	(19,705)	(20,307)
Net change in unrealized appreciation of investments	6,371	602

Balance – end of period	(13,334)	(19,705)

Total shareholders’ equity	$1,409,626	$1,366,520

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONSOLIDATED
STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2007	2006
Cash provided by operating activities:
Net income	$37,255	$16,749

Adjustments to reconcile net income to net cash provided by operating activities
Net realized (gains) losses on investments	(112)	5,683
Net realized and unrealized losses on derivative financial instruments	6,929	3,850
Amortization of premium on bonds	333	1,106
Minority interest – dividends on redeemable preferred shares	1,114	4,612
Deferred tax provision (benefit)	264	(1,083)
Decrease in accrued investment income	3,214	1,044
(Increase) in deferred acquisition costs	(6,378)	(5,773)
(Increase) decrease in prepaid reinsurance premiums	(16,353)	610
(Increase) in premiums receivable	(4,256)	(2,976)
Decrease (increase) in reinsurance balances recoverable on unpaid losses	1,410	(770)
(Decrease) increase in unpaid losses and loss adjustment expenses	(2,591)	3,559
Increase in deferred premium revenue	54,698	36,168
Increase in reinsurance premiums payable	408	5,356
Other, net	(17,941)	(22,523)

Total adjustments	20,739	28,863

Net cash provided by operating activities	57,994	45,612

Cash flows from investing activities:
Proceeds from sale of debt securities	32,932	70,515
Purchases of debt securities	(45,163)	(124,037)
Net purchases of short-term investments	(31,417)	(6,721)
Proceeds from maturity of debt securities and short term investments	100,138	8,178

Net cash provided by (used in) investing activities	56,490	(52,065)

Cash flows from financing activities:
Dividends on common shares	(1,283)	—
Extraordinary dividend on redeemable preferred shares	(15,016)	—
Dividends on redeemable preferred shares	(1,114)	(2,559)

Net cash used in financing activities	(17,413)	(2,559)

Increase (decrease) in cash and cash equivalents	97,071	(9,012)
Cash and cash equivalents – beginning of year	202,548	54,593

Cash and cash equivalents – end of period	$299,619	$45,581

Supplemental Cash Flow Disclosure
Non-cash capital contributions	$38	$672
Income tax paid (refund received)	$840	$(738)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

On March 17, 2006, XL Capital Ltd (“XL Capital”) formed Security Capital Assurance Ltd (“SCA”), a Bermuda based holding company. On July 1, 2006, XL Capital contributed all its ownership interests in its financial guarantee insurance and financial guarantee reinsurance operating businesses to SCA, and on August 4, 2006, SCA consummated an initial public offering of its common shares (the “IPO”). The aforementioned operating businesses contributed to SCA by XL Capital consisted of: (i) XL Capital Assurance Inc. (“XLCA”) and its wholly-owned subsidiary, XL Capital Assurance (U.K.) Limited (“XLCA-UK”) and (ii) XL Financial Assurance Ltd. (“XLFA”). Prior to the IPO, XLCA was an indirect wholly owned subsidiary of XL Capital and substantially all of XLFA was owned by XL Capital except for a preferred stock interest which is owned by Financial Security Assurance Holdings Ltd. (“FSAH”). SCA, XLCA, XLFA and all other subsidiaries of SCA are hereafter collectively referred to as the “Company.”

2.  Basis of Presentation and Consolidation

The unaudited interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting of normally recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows for the periods presented. Interim consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. All significant inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, the results of operations for the interim period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These consolidated interim financial statements of the Company should be read in conjunction with the annual audited consolidated financial statements of the Company as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007.

For the period ended March 31, 2006, certain expenses reflected in the financial statements include allocations of expenses by XL Capital related to general and administrative services provided to the Company. These expenses were allocated based on estimates of the cost incurred by XL Capital to provide these services to the Company. Management believes that the methods used to estimate the costs allocated to the Company are reasonable. However, these results do not necessarily represent what the historical consolidated financial position, results of operations and cash flows of the Company would have been if the Company had been a separate stand-alone entity during the periods presented.

Certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current year presentation. There was no effect on net income as a result of these reclassifications.

3.  Derivative Financial Instruments

The Company’s derivative financial instruments principally include credit default swaps issued to its customers and guarantees of interest rate swap contracts in connection with its guarantees of certain debt obligations.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit default swaps and financial guarantees of interest rate swaps entered into by the Company meet the definition of a derivative instrument under Financial Accounting Standards Board (“FASB”) Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 149. Credit default swaps are recognized at fair value and recorded as either assets or liabilities in the accompanying consolidated balance sheets. The Company intends to hold these derivative instruments until maturity.

The fair values of derivative instruments are determined using models developed by the Company and are dependent upon a number of market factors including changes in interest rates, credit spreads, changes in credit quality, and expected recovery rates. The change resulting from movements in these factors is unrealized as the contracts are not traded to realize this value. Other elements of the change in fair value are based upon pricing established at the inception of the contract, as well as events triggering loss payments under the contracts by the Company.

Changes in the fair value of credit default swaps attributable to earnings from premiums received by the Company from the issuance of such contracts are recorded in the line item caption entitled “net premiums earned” in the accompanying consolidated statement of operations. In addition, changes in the fair value of credit default swaps attributable to losses from actual and expected payments to counterparties under such contracts are recorded in the line item caption entitled “net losses and loss adjustment expenses” in the accompanying consolidated statement of operations, and the remaining components of the change in fair value of credit default swaps, which are attributable to the market and other factors discussed above, are recorded in the line item caption entitled “net realized and unrealized gains (losses) on derivative financial instruments” in the accompanying consolidated statement of operations.

This presentation is applicable only to credit default swaps issued by the Company that it has the intent and ability to hold to maturity and is consistent with practices in the financial guarantee insurance industry for reporting the results of such instruments.

The Company’s credit default swap portfolio generally requires the Company to meet payment obligations for referenced credits within the portfolio in the event of specific credit events after exhaustion of various first-loss protection levels. These credit events are contract-specific, but generally cover bankruptcy, failure to pay and repudiation. The Company’s credit default swap portfolio consists of structured pools of corporate obligations that were awarded investment-grade ratings at the deals’ inception. At March 31, 2007, on a net par basis, approximately 96.1% of the portfolio was rated “AAA” with the remaining 3.9% rated at or above investment-grade and the weighted average term of the contracts in-force was 8.6 years.

The following tables present the amounts related to credit default swaps and other derivative financial instruments reflected in our financial statements as of and for the periods indicated:

	Three Months Ended
	March 31, 2007	March 31, 2006
(U.S. dollars in thousands)
Statement of Operations:
Net premiums earned	$7,477	$5,047
Net losses and loss adjustment expenses	1,017	550
Net realized and unrealized losses on derivative financial instruments	(6,929)	(3,850)

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As at March 31, 2007	As at December 31, 2006
Balance sheet:
Reinsurance balances recoverable on unpaid losses	$1,157	$1,111
Other assets	9,132	11,976
Unpaid losses and loss adjustment expenses	15,345	14,283
Deferred premium revenue	120	137
Accounts payable, accrued expenses and other liabilities	10,408	5,117

4.  Recent Accounting Pronouncements

Proposed Statement of Financial Accounting Standards (“SFAS”), Accounting for Financial Guarantee Insurance Contracts

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued Proposed SFAS, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60. This proposed Statement would clarify how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts. This proposed Statement, among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. In addition, this proposed Statement would require that the measurement of the initial deferred premium revenue (liability) be the present value of the contractual premium due pursuant to the terms of the financial guarantee insurance contract, thereby changing current industry accounting practice with respect to insurance contracts priced on an installment basis by requiring that the present value of all contractual premiums due under such contracts, currently or in the future, be recorded on the company’s balance sheet as premiums receivable. Under current industry practice such premiums are not reflected on the balance sheet.

In regard to premium revenue recognition, the proposed Statement provides for premium to be recognized as revenue, for both upfront and installment paying policies, in proportion to the insured contractual principal and interest payments made by the issuer of the insured financial obligation, rather than being recognized over the term of each maturity for upfront premium paying policies, or over the installment period for installment premium paying policies. This change would generally result in a volatile revenue recognition pattern over the life of the insured obligation as premium would only be recognized as the insured obligation’s principal or interest is paid. Furthermore, for certain bonds such as investor-owned utilities, CDOs and many other types of asset-backed securities that do not have periodic payments, this change would result in significantly slower and back-ended revenue recognition. The volatility would be most evident for insured securities whereby the principal payments are made at maturity but would also impact public finance insured securities with customized amortization schedules. For installment paying policies, the proposed Statement requires that the discount, equating to the difference between gross installment premiums and the present value of installment premiums, be recognized as investment income rather than premiums. We expect that the initial effect of applying the revenue recognition provisions of the Statement as currently proposed will be material to the Company’s financial statements.

In regard to the recognition of claim liabilities, the proposed Statement provides that claim liabilities shall be established when the insurance enterprise expects that a claim loss will exceed the unearned premium revenue (liability) for a contract based on expected cash flows discounted using a risk-adjusted rate at initial recognition of the claim liability and, that, the assumptions underlying such liability be consistent with the information tracked and monitored through the company’s surveillance list maintained by the insurance enterprise to evaluate credit deterioration in its insured financial obligations. We expect that implementation of this guidance as currently proposed would cause the Company to de-recognize its

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

reserves for unallocated losses and loss adjustment expenses and preclude it from providing such reserves in the future.

The FASB has indicated that the final Statement is expected to be issued in the third quarter of 2007 and become effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is continuing to evaluate the effect of this proposed Statement on its financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and addresses issues raised in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of SFAS 155 are: (i) with respect to SFAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to SFAS 140, to eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS 155 on January 1, 2007 and it had no effect on the Company’s financial condition or results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and it did not have any effect on the Company’s financial condition or results of operations.

FASB issued SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. The Company is currently evaluating the effect the adoption of SFAS 157 will have on its financial statements.

SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides the Company an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, the adoption of SFAS 159 will have on its financial statements.

Proposed FASB Staff Position EITF 03-6-a, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”

In October 2006, the FASB issued proposed FASB Staff Position EITF 03-6-a, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share”. A share- based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this proposed FSP would be effective in the first reporting period beginning after the FASB posts the final FSP to its website. All prior period EPS data will have to be adjusted retrospectively to reflect the provisions of the FSP. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP will have an effect on the Company’s EPS calculations should the FASB adopt the proposed guidance during 2007. The Company will continue to evaluate the effect of this guidance.

5.  Premiums Earned from Refunded and Called Bonds

Premiums earned include $1.3 million and $2.0 million for the three months ended March 31, 2007 and 2006, respectively, related to refunded and called bonds.

6.  Related Party Transactions

Concurrent with the IPO, the Company entered into arrangements with affiliates of XL Capital: (i) to provide it protection with respect to adverse development on certain transactions, (ii) to have exposures transferred to it or re-assume exposures under certain financial guarantee policies that were originally reinsured to, or written on behalf of, the Company by XLI, due principally to single risk constraints and rating agency capital adequacy requirements applicable to the Company at the time that business was first written, (iii) to cancel the Company’s reinsurance of certain non- financial guarantee business ceded to it by XLI, and (iv) to govern certain aspects of Company’s relationship with XL Capital after the IPO, including a series of service agreements under which subsidiaries of XL Capital will provide certain services to the Company or receive certain services from the Company for a period of time after the IPO. The aforementioned arrangements are discussed in detail below.

In addition, in connection with the IPO, XL Capital agreed to fund a portion of long-term compensation awarded by XL Capital to employees of SCA prior to the IPO and which remained outstanding under XL Capital’s long-term compensation plans subsequent to the IPO. In this regard, SCA reflects the full cost of the periodic charges from such long-term compensation in its earnings each period, XL Capital charges approximately 60% of such cost to SCA, and SCA records a capital contribution from XL Capital equal to the remaining 40% of such cost. The aggregate remaining future cost of such long-term compensation to SCA is approximately $0.9 million at March 31, 2007, of which SCA will pay XL

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

Capital approximately $0.6 million and XL Capital will fund $0.3 million. During the three months ended March 31, 2007, the Company recorded compensation expense relate to such awards of $0.2 million.

Services Agreements with Affiliates

Prior to the IPO, the Company purchased various services from affiliates of XL Capital under various agreements and continues to purchase such services under new agreements that became effective at the date of the IPO. Such services principally include: (i) information technology support, (ii) reinsurance and retrocessional consulting and management services, (iii) actuarial, finance, legal, internal audit services and certain investment management services. For the three months ended March 31, 2007 and 2006, the Company incurred costs under the aforementioned agreements aggregating $1.4 million and $2.8 million, respectively, which are reflected in “operating expenses” in the accompanying consolidated statements of operations.

Employee Benefit Plans

The Company maintains a qualified defined contribution pension plan for the benefit of all eligible employees and a non-qualified deferred compensation plan for the benefit of certain employees (collectively, the “SCA Plans”). Prior to the IPO, XL America, Inc (“XLA”) maintained plans, with substantially the same terms, which employees of the Company participated in (the XLA Plans”). Discretionary contributions to the SCA Plans and XLA Plans are based on a fixed percentage of employee contributions and compensation, as defined aforementioned plans. For the three months ended March 31, 2007 and 2006, the Company incurred costs under the aforementioned plans aggregating $1.5 million, and $0.7 million, respectively, which are reflected in “operating expenses” in the accompanying consolidated statements of operations.

Reinsurance Agreements With Affiliates and Other Guarantees

The Company has the following reinsurance agreements with affiliates. Certain of the agreements discussed below may be terminated under certain conditions, as defined in the agreements.

•

Effective August 4, 2006, certain subsidiaries of XL Capital indemnified the Company for all losses and loss adjustment expenses incurred in excess of its retained reserves at the effective date of the agreement relating to an insured project financing described in Note 9 (a). In consideration for the aforementioned indemnifications the Company is obligated to pay such affiliates approximately $9.8 million on an installment basis over the life of the aforementioned project financing. As this premium is due irrespective of any early termination of the underlying insurance transaction, the Company recorded a liability of approximately $7.0 million at the effective date of the indemnifications (representing the present value of the obligation discounted at 5.0%, which reflects the rate on treasury obligations with a term to maturity commensurate with that of the liability) and a corresponding deferred cost, which are reflected in the accompanying consolidated balance sheet in “reinsurance premiums payable” and “prepaid reinsurance premiums”, respectively. For the three months ended March 31, 2007, the Company incurred costs under the aforementioned agreements aggregating approximately $0.2 million and the balance of the aforementioned liability and deferred cost was $6.6 million at March 31, 2007.

•

Effective August 4, 2006, XLA has undertaken to indemnify the Company for any dimunition in value below their carrying value at June 30, 2006 of the notes and preferred shares described in Note 9, which notes and preferred shares were acquired in connection with the satisfaction of a claim under a financial guarantee insurance policy issued by XLCA. In addition, pursuant to the aforementioned indemnity, XLA agreed to indemnify the Company for any costs arising out of

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

any litigation or future claim in connection with the aforementioned insurance policy. See Note 9 for further information regarding amounts recovered or recoverable by SCA under the indemnity.

•

On August 4, 2006, XLFA terminated a facultative quota share reinsurance treaty with XLI that had been effective since 2001. As a result of the termination, XLI returned $26.5 million of premiums to XLFA, XLFA returned ceding commissions of $7.8 million to XLI, and XLI paid XLFA $18.7 million. The effect on the Company’s results of operations for the three month periods ended March 31, 2007 and 2006 from the subject business was not material.

•

On August 4, 2006, and XLI agreed to cancel from inception the reinsurance of certain business ceded under a facultative quota share reinsurance treaty that was effective since 1999. As a result of this cancellation, XLFA paid XLI $0.2 million, XLI assumed XLFA’s obligation for $1.2 million of reserves for losses and loss adjustment expenses, and XLFA recorded a capital contribution of $1.0 million. In addition, on such date, XLFA assumed certain business from XLI pursuant to the aforementioned reinsurance treaty. As a result thereof, XLFA recorded assumed premiums of approximately $8.0 million, ceding commissions of approximately $1.0 million and received cash from XLI of approximately $7.0 million. There was no effect on the Company’s results of operations from this transaction for the three months ended March 31, 2007 and the effect on the Company’s results of operations from the subject business for the three month period ended March 31, 2006 was not material.

•

Effective October 1, 2001, XLFA entered into an excess of loss reinsurance agreement with XLI. This agreement covers a portion of XLFA’s liability arising as a result of losses on policies written by XLFA that are in excess of certain limits and are not covered by other reinsurance agreements. This agreement provides indemnification only for the portion of any loss covered by this agreement in excess of 10% of XLFA’s surplus, up to an aggregate amount of $500 million, and excludes coverage for liabilities arising other than pursuant to the terms of an underlying policy. The Company incurred expense under this agreement of approximately $0.1 million for each of the three-month periods ended March 31, 2007 and 2006.

•

Effective November 1, 2002, XLCA entered into a facultative reinsurance arrangement (the “XL Re Treaty”) with XL Reinsurance America, Inc. (“XL RE AM”). Under the terms of the XL Re Treaty, XL RE AM agrees to reinsure risks insured by XLCA under financial guarantee insurance policies up to the amount necessary for XLCA to comply with single risk limitations set forth in Section 6904(d) of the New York Insurance Laws. Such reinsurance was on an automatic basis prior to the effective date of the IPO and is on a facultative basis on and after the effective date of the IPO. The reinsurance provided by XL RE AM may be on an excess of loss or quota share basis. The Company is allowed up to a 30% ceding commission (or such other percentage on an arm’s-length basis) on ceded premiums written under the terms of this agreement.

•

Since it commenced operations, XLFA has entered into several reinsurance arrangements with subsidiaries and affiliates of FSAH (hereafter referred to as “FSA”) to reinsure certain policies issued by FSA which guarantee the timely payment of the principal of and interest on various types of debt obligations. XLFA’s obligations under certain of these arrangements are guaranteed by XLI. Effective upon the IPO, the guarantee was terminated with respect to all new business assumed by XLFA under such arrangement, but the guarantee remains in effect with respect to cessions under the agreement prior to the IPO. Premiums assumed by XLFA under its reinsurance arrangements with FSA represented 89%, and 77% of the Company’s total reinsurance premiums assumed for the three months ended March 31, 2007 and 2006, respectively.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

•

XLFA has guaranteed certain of XLI’s obligations in connection with certain transactions where XLI’s customer required such credit enhancement. Each of these transactions has a “double trigger” structure, meaning that XLFA does not have to pay a claim unless both the underlying transaction and XLI default. For each of these transactions, XLFA has entered into a reimbursement agreement with XLI, pursuant to which XLI pays XLFA a fee for providing its guarantee and XLI grants XLFA a security interest in a portion of the payments received by it from its client. As of March 31, 2007 and December 31, 2006, XLFA’s aggregate net par outstanding relating to such guarantees was $522.8 million and $522.8 million, respectively.

•

Effective May 1, 2004, XLI entered into an agreement with XLCA which unconditionally and irrevocably guarantees to XLCA the full and complete payment when due of all of XLFA’s obligations under its facultative quota share reinsurance agreement with XLCA, under which agreement XLFA has assumed business from XLCA since December 19, 2000. The gross par value of business guaranteed by XLI under this agreement was approximately $83.1 billion and $83.1 billion as of March 31, 2007 and December 31, 2006, respectively. The XLI guarantee agreement terminated with respect to any new business produced by XLCA and ceded to XLFA pursuant to the facultative quota share reinsurance agreement after the effective date of the IPO, but the guarantee remains in effect with respect to cessions under the such agreement prior to the IPO.

•

The Company provides financial guarantee insurance policies insuring timely payment of investment agreements issued by XL Asset Funding Company I LLC (“XLAF”), an affiliate of the Company. As of March 31, 2007 and December 31, 2006, the aggregate face amount of such investment agreements insured by the Company was $4.1 billion and $3.9 billion, respectively. In addition, the Company insures XLAF’s obligations under certain derivative contracts issued and purchased by XLAF. As of March 31, 2007, the total notional value of such contracts insured was $179.1 million. The Company recorded earned premiums of $1.0 million in each of the three-month periods ended March 31, 2007 and 2006, relating to the aforementioned contracts.

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

XLCA files a consolidated tax return with SCA Holdings U.S. Inc (the U.S. common parent of the SCA group) and its subsidiaries. Prior to July 1, 2006, XLCA was consolidated with XLA for purposes of determining its income tax liability at, and prior to, such date (see Note 1). As of March 31, 2007 and December 31, 2006, the Company had income tax payable of $5.2 million and $5.3 million, respectively.

Income tax expense for the three months ended March 31, 2007 includes a reduction in the Company’s tax valuation allowance relating to realized losses on investments of approximately $0.5 million to reflect a change in view as to the character of a temporary difference relating to losses incurred on an investment acquired in satisfaction of claim.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income taxes have not been accrued with respect to undistributed earnings of foreign subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the state of the paying entity. Currently, however, no withholding taxes are accrued with respect to the earnings, as it is the intention that such earnings will remain reinvested indefinitely.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company did not recognize any liabilities for unrecognized tax benefits as a result of the implementation of Interpretation 48.

With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the major jurisdictions in which the Company operates for years prior to 2003 in the U.S. and 2002 in the U.K.

The Company’s policy is to recognize any interest accrued related to unrecognized tax benefits as a component of interest expense and penalties in operating expenses. The Company does not have any accrued liabilities relating to interest and penalties as at March 31, 2007 or December 31, 2006, respectively.

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

Set forth in the table below is certain financial information with respect to the Company’s operating segments for each of the three-month periods ended March 31, 2007 and 2006. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the notes to the Company’s audited historical financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 included in our Annual Report on Form 10-K. The Company evaluates the performance of each operating segment based on underwriting profit or loss before income taxes, nonrecurring items (e.g., items of an unusual or infrequent nature), and inter-segment transactions. Certain costs and operating expenses are allocated to each of the segments based on: (i) a review of the nature of such costs, and (ii) time studies analyzing the amount of employee compensation costs incurred by each segment.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended March 31,
	2007	2006
(U.S. Dollars in thousands)
Financial guarantee insurance segment:
Gross premiums written	$89,495	$70,780
Ceded premiums	(20,233)	(7,592)

Net premiums written	69,262	63,188
Change in net deferred premium revenue	(29,901)	(32,844)

Net premiums earned	39,361	30,344
Fee and other income	—	1,260

Total underwriting revenues	39,361	31,604

Net losses and loss adjustment expenses	(1,218)	2,536
Acquisition costs, net	2,611	1,284
Operating expenses	16,550	15,437

Total underwriting expenses	17,943	19,257

Financial guarantee insurance underwriting profit	21,418	12,347

Financial guarantee reinsurance segment:
Reinsurance premiums assumed	15,463	11,403
Change in net deferred premium revenue	(8,445)	(3,934)

Net premiums earned and total underwriting revenues	7,018	7,469

Net losses and loss adjustment expenses	417	913
Acquisition costs, net	1,359	1,398
Operating expenses	3,702	1,658

Total underwriting expenses	5,478	3,969

Financial guarantee reinsurance underwriting profit	1,540	3,500

Total segment underwriting profit	22,958	15,847
Corporate and other:
Net investment income	26,125	15,062
Net realized gains (losses) on investments	112	(5,683)
Net realized and unrealized losses on derivative financial instruments	(6,929)	(3,850)

Subtotal	42,266	21,376
Corporate operating expenses	3,818	—

Income before income tax and minority interest	38,448	21,376
Income tax expense	79	15

Income before minority interest	38,369	21,361
Minority interest – dividends on redeemable preferred shares	1,114	4,612

Net income	$37,255	$16,749

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  Liability for Losses and Loss Adjustment Expenses

The Company’s liability for losses and loss adjustment expenses consists of case basis reserves and unallocated reserves. Activity in the liability for losses and loss adjustment expenses is summarized as follows:

	Three Months Ended March 31, 2007		Year Ended December 31, 2006
	Case Reserves	Unallocated Reserves	Case Reserves	Unallocated Reserves
(U.S. dollars in thousands)
Gross unpaid losses and loss adjustment expenses at beginning of year	$85,351	$93,166	$69,382	$77,986
Unpaid losses and loss expenses recoverable	(70,842)	(17,774)	(52,316)	(16,901)

Net unpaid losses and loss adjustment expenses at beginning of year	14,509	75,392	17,066	61,085
Increase (decrease) in net losses and loss adjustment expenses incurred in respect of losses occurring in:
Current year	—	2,700	—	14,307
Prior years	(3,501)	—	651	—
Cancellation of contract assumed from affiliate	—	—	(1,177)	—
Less net losses and loss adjustment expenses paid	(380)	—	(2,031)	—

Net unpaid losses and loss adjustment expenses at end of period	10,628	78,092	14,509	75,392
Unpaid losses and loss expenses recoverable	70,000	17,206	70,842	17,774

Gross unpaid losses and loss adjustment expenses at end of period	$80,628	$95,298	$85,351	$93,166

Set forth below is a discussion of certain case basis reserves established by the Company. The Company has been indemnified with respect to loss development relating to the insurance transactions described under “(a)” and “(b)” below by subsidiaries of XL Capital in connection with SCA’s IPO. As a result of such indemnifications, all adverse loss development on such insurance transactions subsequent to the effective date of the IPO, which is in excess of the Company’s carried reserves for such transactions at the date of the IPO, will be absorbed by the aforementioned affiliates of XL Capital. Such protection does not relieve the Company of its obligations under the aforementioned insurance transactions. Accordingly, the Company is still liable under the insurance transactions in the event that the affiliates of XL Capital do not meet their obligations under the indemnifications. For further information with respect to the indemnifications see Note 6.

(a)

As of March 31, 2007, the Company carried a gross case basis reserve for losses and loss adjustment expenses of approximately $74.6 million ($8.7 million after reinsurance to XLI and XL RE AM) relating to an insured project financing. There was no change in the reserve from December 31, 2006. The total remaining par insured by the Company in connection with this transaction (net of applicable carried case reserves), which amortizes over the next 12 years, aggregated approximately $215.8 million as of March 31, 2007. The estimate of loss was based on assumptions and estimates extending over many years into the future. There is currently no payment default with respect to this transaction. Management continues to monitor the exposure and will revise its loss estimate if necessary, as new information becomes available.

(b)

As of December 31, 2006, the Company carried a liability of $5.0 million relating to a dispute in regard to certain exposures associated with notes which were insured by the Company and collateralized by loans to medical providers. Because the Company’s liability in regard to this

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

dispute was fully indemnified by XLA pursuant to the indemnification discussed above and in Note 6, the Company also carried a recoverable from XLA for $5.0 million as of December 31, 2006. During the three months ended March 31, 2007, the Company reduced the liability and corresponding recoverable from XLA by $1.1 million to reflect an agreement in principal among the parties to settle the dispute in exchange for a payment by the Company of $3.9 million.

(c)

As of December 31, 2006, the Company carried a case basis reserve for losses and loss adjustment expenses of $3.3 million (none of which was reinsured) representing the present value of the loss expected to be incurred in the future with respect to an insured residential mortgage securitization. During the three months ended March 31, 2007, the insured obligation was retired as a result of the exercise of a clean-up call by the sponsor of the securitization thereby eliminating the Company’s exposure without loss. Accordingly, the Company recorded a reduction in its provision for losses and loss adjustment expenses for the three months ended March 31, 2007 of $3.3 million resulting from the elimination of the aforementioned reserve.

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

10.  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period excluding the dilutive effect of stock option and restricted stock awards outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding including the dilutive effect of stock option and restricted stock awards outstanding.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
(U.S. Dollars in thousands, except per share amounts)
Net income	$37,255	$16,749

Basic shares(1)	64,136	46,127
Common stock equivalents	207	—

Diluted shares(1)	64,343	46,127

Net income:
Basic EPS	$0.58	$0.36

Diluted EPS	$0.58	$0.36

(1)

Per share amounts for the three months ended March 31, 2006 are based on 46,127,245 shares outstanding. In July 2006, immediately prior to the IPO, a stock split of the Company’s outstanding common shares was effected. The accompanying Interim Consolidated Financial Statements and share amounts have been retroactively adjusted for the effects of such stock split.

11.  Exposures Under Guarantees

The Company provides financial guarantee insurance and reinsurance to support public and private borrowing arrangements. Financial guarantee insurance guarantees the timely payment of principal and interest on insured obligations to third party holders of such obligations in the event of default by an issuer. The Company’s potential liability in the event of non-payment by the issuer of an insured or reinsured obligation represents the aggregate outstanding principal insured or reinsured under its policies and contracts and related interest payable at the date of default. In addition, the Company provides credit protection on specific referenced credits or on pools of specific referenced credits through the issuance of credit default swaps. Under the terms of credit default swaps, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a reference obligation or entity. The Company’s potential liability under credit default swaps represents the notional amount of such swaps.

As of March 31, 2007, the Company’s net outstanding par exposure under its in-force financial guarantee insurance and reinsurance policies and contracts aggregated to $127.7 billion and net reserves for losses and loss adjustment expenses relating to such exposures was $74.6 million at such date. In addition, as of March 31, 2007, the Company’s notional exposure under credit default swaps aggregated to $32.5 billion and the net liability for these credit default swaps and other derivatives reflected in the Company’s balance sheet as of March 31, 2007 was $15.6 million.

12.  Stock-Based and Long-Term Compensation Plans

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

Set forth below is certain information in regard to stock option and restricted stock awards made under SCA’s stock-based and long-term incentive plan, as well as certain information in regard to awards

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

to SCA employees that remain outstanding under XL Capital’s stock-based compensation and long-term incentive plans.

SCA Stock-Based Compensation Plans

The following is a summary of stock option awards as of March 31, 2007, and related activity for the three month period then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – December 31, 2006	647,963	$20.50	3.6 years	$5,008,754
Granted	229,825	$30.00	3.0 years	31,555
Exercised	—	—	—	—
Cancelled	—	—	—	—

Outstanding – March 31, 2007	877,788	$22.99	3.4 years	$5,040,309

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2007 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. Total unrecognized stock based compensation expense related to non-vested stock options was approximately $5.3 million as of March 31, 2007, related to 877,788 options, which is expected to be recognized over a weighted- average period of 3.4 years.

The following is a summary of restricted stock awards as of March 31, 2007, and related activity for the three month period then ended:

	Number of Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual Term	Remaining Unrecognized Compensation Expense At March 31, 2007
Outstanding – December 31, 2006	497,928	$20.50	4.25 years	$8,793,505
Granted	674,275	$29.54	4.00 years	19,413,900
Exercised	—	—	—	—
Cancelled	(5,513)	—	—	—

Outstanding – March 31, 2007	1,166,690	$25,82	4.1 years	$28,207,405

Awards of restricted stock had a weighted average grant date fair value of $25.82. During the three months ended March 31, 2007, SCA recognized approximately $1.0 million of compensation expense related to its restricted stock awards. There were 5,513 shares of restricted stock forfeited and no shares vested during the three months ended March 31, 2007.

Total unrecognized stock based compensation expense related to non-vested restricted stock was approximately $28.2 million at March 31, 2007, which is expected to be recognized over a weighted-average period of 4.1 years.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

SCA Long-Term Compensation Plans

a. Deferred Cash Awards

Effective August 4, 2006, all outstanding and unvested awards to employees of the Company under XL Capital plans, known as “deferred cash” awards, were involuntarily converted to awards under SCA’s plan. All the terms, conditions and values of the awards made under SCA’s plan pursuant to such conversion were structured to mirror the terms of the awards made under XL Capital’s plan. The Awards vest as set forth in the applicable Award agreements, and the requisite service period is equivalent to the vesting period. The Awards contain certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability.

During the three months ended March 31, 2007, the Company recognized approximately $1.3 million of compensation expense related to deferred cash awards. Also, during the three months ended March 31, 2007, the Company granted deferred cash awards of approximately $1.0 million. Total unrecognized compensation expense related to non-vested deferred cash awards was approximately $13.4 million as of March 31, 2007. The non-vested unrecognized compensation expense relating to the deferred cash awards are expected to be recognized over a weighted-average period of 2.3 years.

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

An “LTIP Award” is the right to receive a cash payment, or “base amount,” from SCA of no less than 75% of the “target amount “indicated in each offeree’s award letter. Such target amount will be adjusted higher or lower (but in no event lower than the base amount) based on the performance of SCA pursuant to the terms and conditions specified in the Award. The Awards vest as set forth in the applicable Award agreements, and the requisite service period is equivalent to the vesting period. The Awards contain certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability.

The aggregate target amount of LTIP Awards outstanding at March 31, 2007 was $13.0 million. There were no cancellations, forfeitures, or new issuances of such awards during the three months ended March 31, 2007. During the three months ended March 31, 2007, the Company recognized $1.6 of compensation expense relating to such awards. Total unrecognized compensation expense related to non-vested LTIP Awards based on management’s best estimate of the ultimate payout or value of such awards was approximately $11.4 million as of March 31, 2007. The non-vested unrecognized compensation expense relating to LTIP Awards are expected to be recognized over a weighted-average period of 1.5 years.

Refer to Note 6 for information regarding outstanding unvested restricted Class A Ordinary Shares of XL Capital and options to purchase Class A Ordinary Shares of XL Capital that were not exchanged under the Exchange Offer and remain outstanding under XL Capital plans.

13.  Other Matters

On March 29, 2007, SCA priced a $250 million private placement of the Company’s Fixed/Floating Series A Perpetual Non-Cumulative Preference Shares (the “SCA Series A Preference Shares”), which have a liquidation preference of $1,000 per preference share. Settlement of the transaction occurred on

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

April 5, 2007 and, as such, the SCA Series A Preference Shares are not reflected in these financial statements. Gross proceeds from the offering were $250.0 million, estimated offering costs are $3.4 million, and net proceeds are estimated to be $246.6 million. The SCA Series A Preference Shares are perpetual securities with no fixed maturity date and, if declared by the Board of SCA, will pay a fixed dividend rate of 6.88% until September 30, 2017. After such date, the Series A Preference Shares, if declared by the Board of SCA, will pay dividends at a floating rate based on three-month LIBOR plus 2.715%. Dividends on the SCA Series A Preference Shares are non-cumulative.

In connection with the sale of the SCA Series A Preference Shares, the Company entered into a Replacement Capital Covenant (the “Replacement Capital Covenant”), whereby the Company agreed for the benefit of holders of one or more designated series of its long-term debt securities that the Company may issue in the future that (i) the Company will not redeem, exchange or purchase the SCA Series A Preference Shares and (ii) none of the Company’s subsidiaries will purchase or exchange the SCA Series A Preference Shares, except, subject to certain limitations, to the extent that the applicable redemption, exchange or purchase price does not exceed a specified amount of cash proceeds from the sale of certain specified qualifying replacement capital securities raised during the period commencing on the 180th calendar day prior to the date of notice of the redemption or the date of purchase. The Company has made no decision as to whether, or when, the Company would issue debt securities that would have the benefit of that covenant. While such provisions are in effect, there could be circumstances where the Company would wish to redeem, exchange or purchase some or all of the SCA Series A Preference Shares but be restricted from doing so. The Replacement Capital Covenant may be terminated if (i) holders of at least a majority by principal amount of the then-effective series of covered debt consent or agree in writing to terminate the Replacement Capital Covenant, (ii) the Company no longer has outstanding any indebtedness that qualifies as covered debt or (iii) the Company no longer has any outstanding SCA Series A Preference Shares. In addition, if not earlier terminated, the Replacement Capital Covenant will terminate on September 30, 2047; provided, however, that the September 30, 2047 termination date may be extended at the Company’s option.

On March 30, 2007, XLFA paid an extraordinary dividend of $15.0 million on its Series A Redeemable Preferred Shares, and reduced the stated value of the remaining outstanding Series A Redeemable Preferred Shares by a corresponding amount. There was no change in the voting interest of the holders of the Series A Redeemable Preferred shares as a result of the extraordinary dividend and reduction in the stated value of the Series A Redeemable Preferred Shares.

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

We provide credit enhancement and protection through the issuance of financial guarantee insurance policies and credit default swaps, as well as the reinsurance of financial guarantee insurance and credit default products written by other insurers. Financial guarantee insurance provides an unconditional and irrevocable guarantee to the holder of a debt obligation of full and timely payment of principal and interest. In the event of a default under the obligation, the insurer has recourse against the issuer and/or any related collateral (which is more common in the case of insured asset- backed obligations or other non-municipal debt) for amounts paid under the terms of the policy. Credit default swaps are derivative contracts that offer credit protection relating to a particular security or pools of specified securities. Under the terms of a credit default swap, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a referenced security. Our financial guarantee reinsurance provides a means by which financial guarantee insurance companies can manage and mitigate risks in their in-force business and/or increase their capacity to write such business.

Initial Public Offering

On August 4, 2006, we completed the sale of 18,009,119 of our common shares through an initial public offering (the “IPO”) at $20.50 per share for aggregate consideration of $369.2 million. Underwriting expenses were $22.2 million and other issuance costs were $5.7 million resulting in net proceeds of approximately $341.3 million. In addition, XL Capital sold 4,438,609 of its common share holdings in SCA directly to the public in a secondary offering concurrent with our IPO and another 992,165 common shares of SCA pursuant to the exercise of the underwriters’ over-allotment option. As a result, after the IPO, the aforementioned secondary offering, the exercise of the underwriters’ over-allotment option, and restricted share awards to management of SCA, XL Capital’s ownership of SCA’s outstanding common shares represents approximately a 63 percent economic interest in SCA. As a result of limitations on XL Capital’s voting power contained in our Bye-laws, the votes conferred by the common shares owned by XL Capital will not exceed, with respect to elections of directors, 50.1% of the aggregate voting power of all common shares entitled to vote generally at any election of directors or, with respect to any other matter presented to our shareholders for their action or consideration, 47.5% of the aggregate voting power of all common shares entitled to vote on such matter. If, however, the rating agencies would permit XL Capital’s voting rights to be commensurate with its economic interest in SCA, without adversely affecting the ratings of SCA or its operating subsidiaries, XL Capital’s voting power would automatically increase and consequently the voting power of all other shareholders in the aggregate would correspondingly decrease, thereby eliminating preferential voting rights of all SCA’s other shareholders. See “Liquidity and Capital Resources” for further details regarding the use of proceeds.

Offering of Fixed/Floating Series A Perpetual Non-Cumulative Preference Shares

On March 29, 2007, SCA priced a $250 million private placement of the Company’s Fixed/Floating Series A Perpetual Non-Cumulative Preference Shares (the “SCA Series A Preference Shares"), which have a liquidation preference of $1,000 per preference share. Settlement of the transaction occurred on April 5, 2007 and, as such, the SCA Series A Preference Shares are not reflected in the Unaudited Consolidated Financial Statements included elsewhere herein. Gross proceeds from the offering were $250.0 million, estimated offering costs are $3.4 million, and net proceeds are estimated to be $246.6 million. The SCA Series A Preference Shares are perpetual securities with no fixed maturity date and, if declared by the Board of SCA, will pay a fixed dividend rate of 6.88% until September 30, 2017. After such date, the Series A Preference Shares, if declared by the Board of SCA, will pay dividends at a floating rate based on three-month LIBOR plus 2.715%. Dividends on the SCA Series A Preference Shares are non-cumulative. See “Liquidity and Capital Resources–Capital Resources.”

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

We derive our revenues principally from: (i) premiums from our insurance and reinsurance businesses, (ii) net investment income and net realized gains and losses from our investment portfolio supporting these businesses and (iii) realized and unrealized gains and losses on derivative financial instruments.

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

Unrealized gains and losses on credit default swaps and insurance policies that we account for as derivative contracts are a function of changes in the estimated fair value of those contracts. We expect these unrealized gains and losses to fluctuate primarily based on changes in credit spreads and the credit quality of the referenced securities. We generally hold these derivative contracts to maturity. When we hold a derivative contract to maturity, the cumulative unrealized gains and losses will net to zero if we incur no credit losses on that contract. In certain circumstances, we may choose to terminate a credit derivative prior to its maturity (for example, upon a deterioration in underlying credit quality).

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

Other Measures Used by Management to Evaluate Operating Performance

The following are certain financial measures management considers important in evaluating the Company’s operating performance:

We evaluate our periodic sales performance by reviewing a non-GAAP measure known as “adjusted gross premiums.” Adjusted gross premiums for any period equals the sum of: (i) upfront premiums written in such period, (ii) current installment premiums on business written in such period and (iii) expected future installment premiums on contracts written during such period that remain in force and for which there is a binding obligation on the part of the insured to pay the future installment premiums, discounted at 7%, which we refer to as the “present value of future installment premiums,” or “PVFIP,” on business written during such period. The 7% discount rate was established when our subsidiaries first started reporting adjusted gross premiums based upon a view at the time that 7% was the appropriate discount for these future premiums and that rate has not been changed in order to preserve comparability among periods. This measure adjusts for the fact, as described above, that upfront premiums are recorded in full as total premiums written at inception of the contract but future installment premiums are not. PVFIP is not reflected on our consolidated balance sheet. PVFIP can be negatively affected by prepayments and refundings, early terminations, credit losses or other factors impacting our in-force book of business.

The following is a reconciliation of total premiums written to adjusted gross premiums. Total premiums written is the most directly comparable GAAP financial measure.

(U.S dollars in millions)	Three Months Ended March 31,
	2007	2006
Total upfront premiums written	$72.9	$52.4
Total installment premiums written	32.1	29.8

Total premiums written	105.0	82.2
Present value of estimated future installment premiums written and assumed on contracts issued in the current period, discounted at 7%	33.9	28.1

Adjusted gross premiums	$138.9	$110.3

We also measure our performance by excluding from net income: (i) net realized gains (losses) on investments and net realized and unrealized gains (losses) on derivative financial instruments and (ii) earned premiums from refundings. Management believes that net income adjusted to exclude the aforementioned items provides a better measure of the operating performance of its business, as such items are largely not subject to management discretion or control.

We also view the Company’s book value per share as an additional measure of the Company’s performance. Book value per share is calculated by dividing shareholders’ equity by the number of outstanding common shares (excluding restricted shares–see Note 12 to the Interim Consolidated Financial Statements) at any period end. Book value per share is affected primarily by the Company’s net income and also by any changes in the net unrealized gains and losses on its investment portfolio. Book value per share was $21.98 at March 31, 2007, as compared to $21.31 at December 31, 2006. The increase in book value was primarily attributable to net income, as well as a decrease in unrealized losses on our investment portfolio, which was principally attributable to declining interest rates.

The activities of our surveillance department are integral to the identification of specific credits that have experienced deterioration in credit quality and to the assessment of whether losses on such credits are probable, as well as any estimation of the amount of loss expected to be incurred with respect to such credits. Closely monitored credits are divided into four categories: (i) Special Monitoring List—investment grade credits where a covenant or trigger may be breached or is close to being breached and warrants closer monitoring; (ii) Yellow Flag List—credits that we determine to be non-investment grade but a loss or claim is unlikely; (iii) Red Flag List—credits where we do not expect an ultimate loss but a claim is possible but not probable; and (iv) Loss List—credits where we have either paid a loss or expect to suffer a loss and have recorded a case reserve. Out of over 2,500 credits in our in-force portfolio only 15 credits are in one of the four above categories. Credits that are not closely monitored credits are considered fundamentally sound, normal risk.

The following table presents our consolidated in-force financial guarantee net par outstanding at March 31, 2007 and December 31, 2006 by category of closely monitored credit:

(U.S. dollars in millions, except percentages)	As of March 31, 2007		As of December 31, 2006
	Net Par Outstanding	% Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
Fundamentally sound normal risk	$127,290	99.7%	$117,318	99.4%
Closely monitored credits:
Special monitoring	333	0.3%	558	0.5%
Yellow flag	3	0.0%	3	0.0%
Red flag	34	0.0%	37	0.0%
Loss list(1)	12	0.0%	96	0.1%

Subtotal	382	0.3%	694	0.6%

Total	$127,672	100.0%	$118,012	100.0%

(1)

At March 31, 2007 and December 31, 2006, the loss list consisted of three and four guarantee contracts, respectively, with remaining net par outstanding of $11.5 million and $95.8 million, respectively, against which net reserves of $10.3 million and $13.6 million have been established, respectively- see Note 9 to the accompanying Unaudited Interim Consolidated Financial Statements.

The following table sets forth our consolidated in-force financial guarantee net par outstanding by S&P rating category as of the dates indicated.

(U.S. dollars in millions, except percentages)	Outstanding as of March 31, 2007	Percent of Total Net Par Outstanding	Outstanding as of December 31, 2006	Percent of Total Net Par Outstanding
S&P Rating Category(1):
AAA	$42,857	33.6%	$34,559	29.3%
AA	17,505	13.7%	17,846	15.1%
A	33,879	26.5%	35,226	29.9%
BBB	32,938	25.8%	29,889	25.3%
Below investment grade	493	0.4%	492	0.4%

Total	$127,672	100.0%	$118,012	100.0%

(1)	If unrated by S&P, an internal assessment of underlying credit quality is used to calculate a rating.

Segments

Our businesses are organized and managed in two operating segments: financial guarantee insurance and financial guarantee reinsurance. Our financial guarantee insurance segment offers financial guarantee insurance policies and credit default swaps. Our financial guarantee reinsurance segment reinsures financial guarantee policies and credit default swaps issued by other monoline financial guarantee insurance companies. We evaluate the performance of each operating segment based upon underwriting profit or loss before income taxes, nonrecurring items (for example, items of an unusual or infrequent nature) and inter-segment transactions. Certain costs and operating expenses are allocated to each of the segments based upon: (i) a review of the nature of such costs and (ii) time studies analyzing the amount of employee compensation costs incurred by each segment. Except for the foregoing allocations, the accounting policies of the segments are the same as those described in the summary of significant accounting policies in our consolidated financial statements presented in our Annual Report on Form 10-K.

Executive Overview

See certain information with respect to members of our Board of Directors, Executive Officers and Key Employees in our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

See information with respect to our critical accounting policies and estimates in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007.

Results of Operations

Consolidated Results of Operations

The following table presents summary consolidated statement of operations data for the three month periods ended March 31, 2007 and 2006:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,
	2007	2006
Revenues
Gross premiums written	$89,495	$70,780
Reinsurance premiums assumed	15,463	11,403

Total premiums written	104,958	82,183
Ceded premiums	(20,233)	(7,592)

Net premiums written	84,725	74,591
Change in net deferred premium revenue	(38,346)	(36,778)

Net premiums earned (net of ceded premiums earned of $3,881 and $8,203)	46,379	37,813
Net investment income	26,125	15,062
Net realized gains (losses) on investments	112	(5,683)
Net realized and unrealized losses on derivative financial instruments	(6,929)	(3,850)
Fee income and other	—	1,260

Total revenues	65,687	44,602

Expenses
Net losses and loss adjustment expenses	(801)	3,449
Acquisition costs, net	3,970	2,682
Operating expenses	24,070	17,095

Total expenses	27,239	23,226

Income before income tax and minority interest	38,448	21,376
Income tax expense	79	15

Income before minority interest	38,369	21,361
Minority interest—dividends on redeemable preferred shares	1,114	4,612

Net income	$37,255	$16,749

Segment Results of Operations

The following table presents summary statement of operations data for our operating segments for the three month periods ended March 31, 2007 and 2006:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended March 31,
	2007	2006
Financial guarantee insurance segment:
Gross premiums written	$89,495	$70,780
Ceded premiums	(20,233)	(7,592)

Net premiums written	69,262	63,188
Change in net deferred premium revenue	(29,901)	(32,844)

Net premiums earned	39,361	30,344
Fee and other income	—	1,260

Total underwriting revenues	39,361	31,604
Net losses and loss adjustment expenses	(1,218)	2,536
Acquisition costs, net	2,611	1,284
Operating expenses	16,550	15,437

Total underwriting expenses	17,943	19,257

Financial guarantee insurance underwriting profit	21,418	12,347

Financial guarantee reinsurance segment:
Reinsurance premiums assumed	15,463	11,403
Change in net deferred premium revenue	(8,445)	(3,934)

Net premiums earned and total underwriting revenues	7,018	7,469

Net losses and loss adjustment expenses	417	913
Acquisition costs, net	1,359	1,398
Operating expenses	3,702	1,658

Total underwriting expenses	5,478	3,969

Financial guarantee reinsurance underwriting profit	1,540	3,500

Total segment underwriting profit	22,958	15,847
Corporate and other:
Net investment income	26,125	15,062
Net realized gains (losses) on investments	112	(5,683)
Net realized and unrealized losses on derivative financial instruments	(6,929)	(3,850)

Subtotal	42,266	21,376
Corporate operating expenses	3,818	—

Income before income tax and minority interest	38,448	21,376
Income tax expense	79	15

Income before minority interest	38,369	21,361
Minority interest—dividends on redeemable preferred shares	1,114	4,612

Net income	$37,255	$16,749

Discussion of Consolidated and Segment Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Summary Discussion

Comparison of three months ended March 31, 2007 to three months ended March 31, 2006. Net income for the three months ended March 31, 2007 was $37.3 million, an increase of $20.6 million over the same period in 2006. Net income for the three months ended March 31, 2007 included $0.1 million of net realized gains on investments, as compared to net realized losses of approximately $5.7 million recorded in the same period in 2006. In addition, also included in net income for the three months ended March 31, 2007 was approximately $6.9 million of net realized and unrealized losses on derivative financial instruments, as compared to net realized and unrealized losses on derivative financial instruments of $3.9 million recorded in the comparable period in 2006.

The increase in our net income of $20.6 million for the three months ended March 31, 2007, as compared to the same period in 2006, was primarily driven by: (i) significant growth in net premiums earned of $8.6 million, which was largely due to the growth of our insured in force business and the commutation, at the effective date of our IPO, of certain business previously reinsured to an affiliate of XL Capital, (ii) an increase in investment income of $11.0 million reflecting an increase in average invested assets and slightly higher yields on new money investments, (iii) net realized gains on investments of $0.1 million during the three months ended March 31, 2007, as compared to net realized losses of $5.7 million during comparable period in 2006, of which $5.0 million related to an impairment charge on investments acquired in satisfaction of a claim, (iv) lower net losses and loss adjustment expenses of $4.3 million, which primarily resulted from favorable development of case basis reserves for losses and loss adjustment expenses in our insurance segment aggregating $4.0 million, and (v) lower dividends on our redeemable preferred shares of $3.5 million, which resulted from an amendment to the terms of such securities in April 2006, offset in part by (i) higher net unrealized losses on derivative financial instruments of $3.0 million due primarily to widening credit spreads, as well as higher mark to market losses on insured interest rate swaps due to an increase in the number of such contracts and related aggregate notional amounts and a slight period over period decrease in long-term interest rates, (ii) higher net acquisition costs of $1.3 million primarily reflecting higher premium taxes and the effect of the aforementioned commutation and the transfer of certain other business to us from an affiliate of XL Capital at the effective date of our IPO, and (iii) an increase in operating expenses of $7.0 million, which resulted primarily from increased compensation related to a net increase in our employee population, certain expenses associated with SCA being a standalone public company, which prior to the IPO we did not incur, as well as higher legal fees associated with an increase in our credit default swap business.

Set forth below is additional information with respect to certain of the items discussed above.

Net premiums earned for the three months ended March 31, 2007 included $1.3 million of earnings from the early retirement of certain guaranteed obligations (e.g., refundings of insured obligations) ($1.0 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings), as compared to $2.0 million during the comparable period in 2006. Our business production as measured by Adjusted Gross Premiums (which includes upfront premiums written in the period, current installment premiums due on business written in the period and expected future installment premiums on business written during the period discounted at 7%) totaled $138.9 million for the three months ended March 31, 2007, a 25.9% increase over $110.3 million for the comparable period in 2006.

The yield on our investment portfolio during the three months ended March 31, 2007 was approximately 4.8%, as compared to 4.2% the same period in 2006. Average invested assets were $2.2 billion during the three months ended March 31, 2007, as compared to $1.4 billion in the same period in 2006. The increase in average invested assets resulted primarily from the proceeds from our IPO of $344.2 million, cash capital contributions from XL Capital at the effective date of our IPO of $15.0 million, cash received in connection with the commutation and reinsurance agreement referred to above of approximately $22.1 million, and operating cash flows. See “Investments” for information regarding the credit quality of our debt securities.

The favorable case basis development referred to above related primarily to an obligation we guaranteed that was supported by sub-prime mortgage loans. During March of 2007, the sponsor of this securitization exercised a clean-up call and, accordingly, accelerated, fully paid and defeased the exposure.

As a result, we released our reserve of $3.3 million on this obligation which had previously reflected our best estimate of the excess of the remaining insured principal exposure over the net present value of cash flows expected to be generated by the underlying sub-prime mortgage collateral–See Note 9 (c) to the Unaudited Interim Consolidated Financial Statements elsewhere herein for details.

The decrease in dividends on the redeemable preferred shares of XLFA during the three months ended March 31, 2007, as compared to the comparable period in 2006 was due to an amendment of the terms of the preferred shares pursuant to an agreement with the holders of such securities in April 2006. In accordance with the agreement: (i) the participating dividend and redemption provisions of the preferred shares, which were in effect prior to 2006, were eliminated, (ii) the stated value of the redeemable preferred shares held by FSAH was increased to $54.0 million, and (iii) the fixed dividend rate, which was in effect prior to 2006, was changed to a fixed rate of 8 1/4%.

On March 30, 2007, XLFA paid an extraordinary dividend of $15.0 million on its Series A Redeemable Preferred Shares, and reduced the stated value of the remaining outstanding Series A Redeemable Preferred Shares by a corresponding amount. There was no change in the voting interest of the holders of the Series A Redeemable Preferred shares as a result of the extraordinary dividend and reduction in the stated value of the Series A Redeemable Preferred Shares. As a result of the reduction in stated value, dividends on the redeemable preferred shares will be $0.8 million quarterly subsequent to March 31, 2007. See “Liquidity and Capital Resources—XLFA Preferred Share Dividend Requirements”.

Detailed Discussion by Financial Statement Line Item

Gross Premiums Written

All our gross premiums written are from our financial guarantee insurance segment. Gross premiums written during the period include: (i) premiums received upfront on policies or contracts written during the period, (ii) installment premiums due during the period on in-force policies or contracts that were written prior to the period, and (iii) installment premiums due during the period on policies and contracts written during the period. Gross premiums written during the period do not include installment premiums due in future periods. Accordingly, our premiums written during any period are a function of the type and volume of contracts we write (upfront versus installment), as well as prevailing market prices. Factors affecting market prices include credit spreads, interest rates, competition and new issuance. Generally, financial guarantee insurers are able to charge higher premiums when credit spreads widen. The following table presents, for the periods indicated, the amount of gross premiums written attributable to upfront and installment policies and contracts:

(U.S dollars in thousands)	Three Months Ended March 31,
	2007	2006
Gross premiums written
Upfront policies/contracts	$60,268	$46,003
Installment policies/contracts	29,227	24,777

Total	$89,495	$70,780

The following table presents, for the periods indicated, the amount of gross premiums written by line of business:

(U.S dollars in thousands)	Three Months Ended March 31,
	2007	2006
Gross premiums written
Public finance	$32,137	$32,796
Structured finance	21,584	14,013
International finance	35,774	23,971

Total	$89,495	$70,780

Gross premiums written were $89.5 million for the three months ended March 31, 2007, an increase of $18.7 million or 26.4%, as compared to $70.8 million recorded in the comparable period in 2006. The increase was due to the quarter over quarter increase in the amount and relative mix of upfront, as compared to installment, priced transactions and the impact of the growth of our in- force book of installment premiums. The increase in upfront business was primarily attributable to an increase in international finance gross premiums, which was driven primarily by the strength in the global utility and infrastructure sectors. This increase was partially offset by a decrease in public finance gross premiums written, reflecting competitive market conditions. The increase in installment premium business primarily reflects growth in our CDO and consumer ABS lines of businesses.

Reinsurance Premiums Assumed

All our reinsurance premiums assumed are from our financial guarantee reinsurance segment. The majority of our financial guarantee reinsurance business is assumed from affiliates of FSA.

The following table presents, for the periods indicated, the amount of reinsurance premiums assumed from affiliates of FSA and other third-party primary companies:

(U.S dollars in thousands)	Three Months Ended March 31,
	2007	2006
Reinsurance premiums assumed
Affiliates of FSA	$13,825	$8,736
XLI	—	661
Third-party companies	1,638	2,006

Total	$15,463	$11,403

The following table presents, for the periods indicated, the amount of reinsurance premiums assumed attributable to upfront and installment policies and contracts:

(U.S dollars in thousands)	Three Months Ended March 31,
	2007	2006
Reinsurance premiums assumed
Upfront policies/contracts	$12,591	$6,347
Installment policies/contracts	2,872	5,056

Total	$15,463	$11,403

The following table presents, for the periods indicated, the amount of gross reinsurance premiums assumed by line of business:

(U.S dollars in thousands)	Three Months Ended March 31,
	2007	2006
Reinsurance premiums assumed
Public finance	$538	$1,468
Structured finance	2,251	3,722
International finance	12,674	6,213

Total	$15,463	$11,403

Reinsurance premiums assumed were $15.5 million for the three months ended March 31, 2007, an increase of $4.1 million or 36.0%, as compared to $11.4 million recorded in the comparable period in 2006. The increase was primarily due to a $6.5 million increase in international finance assumed premiums, partially offset by a $1.4 million decrease in structured finance assumed premiums and a

$1.0 million decrease in public finance assumed premiums. The increase in international finance was primarily due to a few large upfront transactions during the current quarter in the utilities sector. The decrease in structured finance assumed premiums was due to a general decline in volume in this sector. The amount of reinsurance ceded to us depends upon the type and amount of insurance written by primary companies, their capital needs and other factors. Such reinsurance is generally structured on a facultative basis.

Ceded Premiums

We manage our in-force business based on single-risk limits to avoid concentration in single names and to mitigate event risk. For transactions that exceed these limits, we cede the excess to XLI, XL RE AM, or third-party reinsurers. Through these cessions, we gain greater flexibility to manage large single risks and reduce concentration in specific bond sectors and geographic regions. Part of our long-term strategy is to reduce reinsurance to XLI and XL RE AM, and increase our third-party reinsurance relationships. To the extent that we cede a portion of our exposure to one or more reinsurance companies, we can reduce our concentration to particular issuers and help to control the diversification of our in-force business. In addition, use of reinsurance can increase our capacity to write new business and strengthen our financial ratios.

The following table presents, for the periods indicated, the amount of premiums ceded to XLI, XL RE AM and other third-party reinsurers:

(U.S dollars in thousands)	Three Months Ended March 31,
	2007	2006
Ceded premiums
XLI	$605	$5,698
XL RE AM	3,149	378
Other third-party reinsurers	16,479	1,516

Total	$20,233	$7,592

All our ceded premiums are from our financial guaranty insurance segment. Ceded premiums were $20.2 million for the three months ended March 31, 2007, an increase of $12.6 million, as compared to $7.6 million recorded in the comparable prior year period. The primary use of reinsurance is to meet the single risk limits established by regulatory bodies. The increase in ceded premiums is due to the issuance of guarantees that exceeded such limits, thus, requiring reinsurance to reduce the company’s exposure. The increase in premiums ceded to other third-party reinsurers during the three months ended March 31, 2007 was primarily due to the placement of reinsurance relating to a large structured finance transaction written at the end of 2006, as well as our reduced reliance on reinsurance capacity from affiliates of XL Capital.

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

The following table presents, for the periods indicated, the amount of earned premiums attributable to upfront and installment policies:

(U.S dollars in thousands)	Three Months Ended March 31,
	2007	2006
Net premiums earned
Upfront policies/contracts	$16,893	$12,047
Installment policies/contracts	29,486	25,766

Total	$46,379	$37,813

Net premiums earned were $46.4 million for the three months ended March 31, 2007, an increase of $8.6 million or 22.8%, as compared to $37.8 million in the comparable period in 2006. The increase in earned premiums was primarily attributable to higher earned premiums in the financial guarantee insurance segment of $9.1 million, offset by lower earned premiums in the financial guarantee reinsurance segment of $0.5 million. Higher earned premiums in the financial guarantee insurance segment principally consisted of: (i) $4.5 million of earned premiums relating to growth in our in force business and (ii) $4.3 million from the commutation, effective at the date of our IPO, of certain business previously ceded to an affiliate of XL Capital.

Net Investment Income

Net investment income was $26.1 million for the three months ended March 31, 2007, an increase of $11.0 million or 72.8% as compared to $15.1 million in the comparable period in 2006. The increase in net investment income was due primarily to higher average invested assets and higher new money yields. The increase in our average invested assets quarter over quarter was primarily attributable to operating cash flows since the comparable period in 2006 and the net proceeds from our IPO, as well as cash capital contributions from XL Capital and the transfer of certain business to us from affiliates of XL Capital in connection with our IPO.

The following tables present net investment income, average invested assets, and the effective yield on our average invested assets for the three months ended March 31, 2007 and 2006, and the average duration of our invested assets as of March 31, 2007 and 2006:

(U.S dollars in thousands, except percentages)	Three Months Ended March 31,
	2007	2006
Net investment income	$26,125	$15,062
Average invested assets(1)	$2,198,334	$1,442,082
Effective yield(2)	4.8%	4.2%

(1)	Represents the quarterly average of the amortized cost of debt securities, short-term investments and cash and cash equivalents for the respective periods.

(2)

Effective yield represents net investment income, on an annualized basis, as a percentage of average invested assets during the period. The increase in the effective yield was due to the turnover in our investment portfolios capturing the trend of rising interest rates.

	As of March 31,
	2007	2006
Average duration in years	2.9	3.4

Net Realized Gains (Losses) on Investments

Net realized gains on investments were $0.1 million for the three months ended March 31, 2007 as compared to a net realized loss of $5.7 million in the comparable period in 2006. During the three months ended March 31, 2006, the Company recognized a $5.0 million impairment charge on certain investments acquired in satisfaction of a claim.

Net Realized and Unrealized Gains (Losses) on Derivative Financial Instruments

Changes in the fair value of credit default swaps attributable to earnings from premiums received by us from the issuance of such contracts are recorded in net premiums earned in the consolidated statement of operations. In addition, changes in the fair value of credit default swaps attributable to losses from actual and expected payments to counterparties under such contracts are recorded in losses and loss adjustment expense in the consolidated statement of operations, and the remaining components of the change in fair value of credit default swaps, which are attributable to changes in interest rates, credit spreads, credit quality, expected recovery rates and other market factors, are recorded in net realized and unrealized gains (losses) on derivative financial instruments.

Net realized and unrealized losses on derivative financial instruments were $6.9 million for the three months ended March 31, 2007, an increase of $3.0 million, as compared to losses of $3.9 million in the comparable period in 2006. The increase is primarily attributable to higher net unrealized losses on derivative financial instruments of $3.1 million due primarily to widening credit spreads, as well as higher mark to market losses on insured interest rate swaps due to an increase in the number of such contracts and related aggregate notional amounts, as well as a slight decrease in long-term interest rates during the three months ended March 31, 2007, as compared to a slight increase in long-term interest rates during the comparable period in 2006.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss adjustment expenses reserves.

The following table presents, for the periods indicated, the activity in our reserves for losses and loss adjustment expenses, net of reinsurance:

(U.S. dollars in thousands)	Financial Guarantee Insurance	Financial Guarantee Reinsurance	Consolidated Total
Beginning balance, January 1, 2007	$71,574	$18,327	$89,901
Case reserve provision	(3,304)	14	(3,290)
Loss adjustment expense reserve provision	(215)	4	(211)
Unallocated reserve provision	2,301	399	2,700

Net losses and loss adjustment expenses	(1,218)	417	(801)
Paid losses and loss adjustment expenses	(380)	—	(380)

Ending balance, March 31, 2007	$69,976	$18,744	$88,720

Beginning balance, January 1, 2006	$60,811	$17,340	$78,151
Case reserve provision	—	492	492
Loss adjustment expense reserve provision	492	—	492
Unallocated reserve provision	2,044	421	2,465

Net losses and loss adjustment expenses	2,536	913	3,449
Paid losses and loss adjustment expenses	(565)	(95)	(660)

Ending balance, March 31, 2006	$62,782	$18,158	$80,940

For the three months ended March 31, 2007, we recorded a net credit of $0.8 million in net losses and loss adjustment expenses, as compared to a net expense of $3.4 million in the comparable period in 2006. The quarter over quarter decrease of $4.2 million was primarily attributable to lower net losses and loss adjustment expenses in the financial guarantee insurance segment of $3.7 million and lower net losses and loss adjustment expenses in the financial guarantee insurance segment of $0.5 million.

Lower net losses and loss adjustment expenses in the financial guarantee insurance segment during the quarter ended March 31, 2007 resulted primarily from favorable development of $3.3 million pertaining to a case basis reserve relating to an insured obligation supported by subprime mortgage loans which was accelerated, fully paid, and defeased during the quarter pursuant to the exercise of a clean-up call by the sponsor of the securitization in late March of 2007 (See Note 9 (c) to the Unaudited Interim Consolidated Financial Statements elsewhere herein for details) as well as favorable development associated with certain loss adjustment expense reserves of approximately $0.7 million.

Lower net losses and loss adjustment expenses of $0.5 million in the financial guarantee reinsurance segment during the three months ended March 31, 2007, as compared to the same period in 2006, resulted from a case basis provision for losses and loss adjustment expenses during the three months ended March 31, 2006 of $0.5 million, as compared with nominal case reserve activity in the current quarter.

Acquisition Costs, Net

The following table presents the components of acquisition costs, net, during the periods indicated:

(U.S dollars in thousands)	Three Months Ended March 31,
	2007	2006
Amortization of deferred acquisition costs and ceding commissions
Financial Guarantee Insurance:
Acquisition costs	$3,713	$3,324
Ceding commissions	(1,102)	(2,040)

Net acquisition costs	2,611	1,284
Financial Guarantee Reinsurance:
Acquisition costs	1,359	1,398

Consolidated acquisition costs, net	$3,970	$2,682

Capitalized acquisition costs in the financial guarantee insurance segment consist of a portion of compensation, travel and entertainment and marketing costs, as well as premium and excise taxes, rating agency fees and legal costs associated with the production of new business. Such capitalized acquisition costs are reduced by ceding commission income on premiums ceded to reinsurers.

Net acquisition costs in the financial guarantee insurance segment increased $1.3 million, or 100% in the three months ended March 31, 2007, as compared to the comparable period in 2006, primarily due to a decrease in ceding commission revenue resulting primarily from the commutation, effective at the date of our IPO, relating to certain business which we previously reinsured with an affiliate of XL Capital.

Amortization of indirect and direct acquisition costs in the financial guarantee insurance segment increased slightly quarter over quarter primarily as a result of higher premium taxes.

Acquisition costs in the financial guarantee reinsurance segment represent commissions paid to acquire assumed business. Amortization of acquisition costs in the financial guarantee reinsurance segment during the three months ended March 31, 2007 was consistent relative to assumed earned premium recorded quarter over quarter.

Operating Expenses

Operating expenses were $24.1 million for the three months ended March 31, 2007, an increase of $7.0 million or 40.9%, as compared to $17.1 million in the comparable period in 2006. The increase in operating expenses resulted from higher operating expenses in both the financial guarantee insurance segment and financial guarantee reinsurance segment, as well as certain corporate expenses incurred as a result of SCA being a stand-alone public company since August of 2006. The increase in operating expenses in both of our segments primarily resulted from increased compensation related to a net increase in the number of our employees, certain expenses associated with SCA being a stand-

alone public company, which prior to the IPO we did not incur, as well as higher legal fees associated with an increase in our credit default swap business.

Income tax expense

Income tax expense was $79,000 for the three months ended March 31, 2007, an increase of $64,000 as compared to an income tax expense of $15,000 in the comparable period in 2006. Income tax expense for the three months ended March 31, 2007 includes a reduction in our tax valuation allowance relating to realized losses on investments of approximately $0.5 million to reflect a change in view as to the character of a temporary difference relating to losses incurred on an investment acquired in satisfaction of claim.

Investments

The finance and risk oversight committee of our Board of Directors approves our general investment objectives and policies. Independent investment managers manage all of our consolidated investment portfolios.

Our primary investment objective is the preservation of capital, subject to an appropriate degree of liquidity, and a steady stream of investment income. A secondary objective is to optimize long- term returns.

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

As of March 31, 2007, our consolidated fixed-income portfolio consisted of debt securities, short-term investments and cash and cash equivalents with a carrying value of $1.7 billion, $0.2 million and $0.3 million, respectively. Our debt securities are designated as available for sale in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fixed- income portfolio is reported at fair value in accordance with SFAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. Short-term investments consist of securities with maturities equal to or greater than 90 days but less than one year at time of purchase.

The average duration of our investment portfolio was 2.9 years as of March 31, 2007, as compared to 3.1 years as of December 31, 2006.

Our fixed-income portfolio is exposed to credit and interest rate risk. As of March 31, 2007, the fair value of our fixed-income portfolio was approximately $1.9 billion, as compared to approximately $2.0 billion as of December 31, 2006.

The table below shows the percentage of our fixed-income portfolio (including cash and cash equivalents) by credit rating as of March 31, 2007:

Credit Rating(1):	Total
AAA	80.0%
AA	7.9%
A	11.8%
BBB	0.3%

Total	100.0%

(1)	As of March 31, 2007 the average credit quality of our fixed-income portfolio was “AA+.”

As of March 31, 2007, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 6.3% of the total fixed-income portfolio and approximately 43.7% of all corporate holdings. As of March 31, 2007, none of our corporate holdings exceeded 1.0% of our total fixed-income portfolio (including debt securities, short- term investments, cash and cash equivalents and net payable for investments purchased).

Our fixed-income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed-income security to changes in interest rates. We manage interest rate risk by setting duration targets for our investment portfolio, thus mitigating the overall economic effect of interest rate risk. We remain nevertheless exposed to accounting interest rate risk since the assets are marked-to-market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as of March 31, 2007 would have decreased the fair value of our fixed-income portfolio by approximately 2.9%, or $64.6 million.

The following table summarizes our consolidated investment portfolio as of March 31, 2007:

(U.S. dollars in thousands)	Amortized Cost	As of March 31, 2007		Fair Value
		Gross Unrealized Gains	Gross Unrealized Losses
Debt securities
Mortgage-backed and asset-backed securities	$1,056,423	$4,899	$(9,452)	$1,051,870
U.S. Government and government agencies	309,292	941	(5,705)	304,528
Corporate	319,311	1,291	(4,556)	316,046
Non-U.S. sovereign government	11,081	122	(148)	11,055
U.S. states and political subdivisions of the states	374	2	—	376

Total debt securities	$1,696,481	$7,255	$(19,861)	$1,683,875

Short-term investments
Total short-term investments	$219,486	$1	$(741)	$218,746

The amortized cost and estimated fair value of debt securities and short-term investments available for sale as of March 31, 2007, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. dollars in thousands)	As of March 31, 2007
	Amortized Cost	Fair Value
Due within one year	$219,486	$218,746
Due after one through five years	328,886	325,316
Due after five through ten years	268,007	263,496
Due after ten years	43,165	43,193

	859,544	850,751
Mortgage-backed and asset-backed securities	1,056,423	1,051,870

Total	$1,915,967	$1,902,621

Liquidity and Capital Resources

Liquidity Resources

We define liquidity resources to include: our total investments in debt securities, short-term investments, cash and cash equivalents, accrued investment income, the capacity for revolving credit loans under our Letter of Credit and Liquidity Facility (see “—Letter of Credit and Liquidity Facility” below for details), and with respect to XLFA, our soft capital credit facility (see “—XLFA Soft Capital Facility” below for details). At March 31, 2007 and December 31, 2006 our total liquidity resources on a consolidated basis were $2.7 billion and $2.6 billion, respectively.

Our total consolidated net cash inflows for the three months ended March 31, 2007 were $114.5 million, which consisted of $58.0 million in net cash flow generated by operations and $56.5 of net cash flows generated from net dispositions of investments. Of these cash flows, $17.4 million was used to pay dividends to holders of our common stock and the redeemable preferred shares of our subsidiary (see “XLFA Redeemable Preferred Shares Extraordinary Dividend” below for details). The balance of such cash inflows increased cash and cash equivalents by $97.1 million which are primarily invested in high quality commercial paper of less than a 90 day maturity. Cash inflows from operations were driven by new business written and investment income.

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

On March 29, 2007, SCA priced a $250 million private placement of its Fixed/Floating Series A Perpetual Non-Cumulative Preference Shares (the “SCA Series A Preference Shares”). Settlement of the transaction occurred on April 5, 2007 and, as such, the SCA Series A Preference Shares are not reflected in the Unaudited Interim Consolidated Financial Statements included elsewhere herein. Gross proceeds from the offering were $250.0 million, estimated offering costs are $3.4 million, and net proceeds are estimated to be $246.6 million. Of the net proceeds, $225.0 million was contributed to XLFA to support the continuing growth in its business and the balance was retained by SCA for general corporate purposes. The SCA Series A Preference Shares are perpetual securities with no fixed maturity date and, if declared by the Board of SCA, will pay a fixed dividend rate of 6.88% until September 30, 2017. After such date, the Series A Preference Shares, if declared by the Board of SCA, will pay dividends at a floating rate based on three-month LIBOR plus 2.715%. Dividends on the SCA Series A Preference Shares are non-cumulative.

In connection with the sale of the SCA Series A Preference Shares, we entered into a Replacement Capital Covenant (the “Replacement Capital Covenant”), whereby we agreed for the benefit of holders of one or more designated series of our long-term debt securities that we may issue in the future that (i) we will not redeem, exchange or purchase the SCA Series A Preference Shares and (ii) none of our subsidiaries will purchase or exchange the SCA Series A Preference Shares, except, subject to certain limitations, to the extent that the applicable redemption, exchange or purchase price does not exceed a specified amount of cash proceeds from the sale of certain specified qualifying replacement capital securities raised during the period commencing on the 180th calendar day prior to the date of notice of the redemption or the date of purchase. We have made no decision as to whether, or when, we would issue debt securities that would have the benefit of that covenant. While such provisions are in effect, there could be circumstances where we would wish to redeem, exchange or purchase some or all of the SCA Series A Preference Shares but be restricted from doing so. The Replacement Capital Covenant may be terminated if (i) holders of at least a majority by principal amount of the then-effective series of covered debt consent or agree in writing to terminate the Replacement Capital Covenant, (ii) we no longer have outstanding any indebtedness that qualifies as covered debt or (iii) we no longer have any outstanding SCA Series A Preference Shares. In addition, if not earlier terminated, the Replacement Capital Covenant will terminate on September 30, 2047; provided, however, that the September 30, 2047 termination date may be extended at our option.

SCA Liquidity

Our cash flow consists of dividends from our insurance subsidiaries (XLCA and XLFA), if declared and paid, and investment income on assets held by us from the proceeds of our IPO, offset by expenses incurred for employee compensation and other expenses incurred as a stand-alone public company, including: board of directors fees, directors and officers liability insurance, independent auditor fees, stock registrar and listing fees, legal fees, and annual report and proxy production and distribution costs. On February 27, 2007, our board of directors declared a dividend of $.02 per common share, which was paid on March 30, 2007 to shareholders of record on March 15, 2007. In addition, on May 4, 2007 our board of directors declared a dividend of $.02 per common share, payable on June 29, 2007 to shareholders of record on June 15, 2007. Any future dividends will be subject to the discretion and approval of the Board of Directors.

As a holding company, our ability to meet our cash requirements (including any dividends on our common shares or SCA Series A Preference Shares, if and when declared) depends, in part, upon dividends or advances from our insurance subsidiaries. The payment of dividends or advances from our insurance subsidiaries is subject to regulatory restrictions. In addition, the ability of our insurance subsidiaries to conduct business depends upon ratings from independent rating agencies and, consequently, they are subject to rating agency imposed restrictions which also may affect their ability to pay dividends or make advances. As a result of the aforementioned regulatory and rating agency restrictions, there can be no assurance that our insurance subsidiaries will be able to pay dividends or make advances, or that any dividends or advances paid by our insurance subsidiaries will be sufficient to fund our cash requirements or that we will not be required to seek external debt or equity financing to meet our operating expenses.

In the ordinary course of business, we evaluate our liquidity resource needs in light of our expenses, our dividend policy, and the dividend paying ability of our insurance subsidiaries. Based on our liquidity resources (see definition above) as of March 31, 2007, which aggregated $272.1 million, the income we expect to receive from such liquidity resources, and the net proceeds we retained from our offering of SCA Series A Preference Shares (see above), we believe that our holding company will have sufficient liquidity to pay its operating expenses and planned dividends over the next twelve months.

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

We believe that our operating subsidiaries have sufficient liquidity resources to meet their expected obligations for the next 12 months—see also “Capital Resources” above. Their liquidity resources are subject to market conditions, regulation and rating agency requirements and we cannot guarantee that they will have sufficient liquidity resources in the future or that they will not have to seek alternative sources of liquidity, which may be more expensive than their current liquidity resource options.

Cash Flows. Net cash provided by operating activities was $58.0 million for the three months ended March 31, 2007 compared to $45.6 million in the comparable period in 2006. Net cash provided by operating activities increased by $12.4 million, driven by new business written and investment income.

Net cash used in financing activities was $17.4 million and $2.6 million for the three months ended March 31, 2007 and 2006, respectively. Cash outflows from financing activities relate to dividends paid to holders of the redeemable preferred shares of our subsidiary and, in the current year, holders of our common stock.

Net cash provided by (used in) investing activities was $56.5 million and ($52.1) million for the three months ended March 31, 2007 and 2006, respectively. Cash used in investing activities is primarily a result of investing cash generated from operating activities—see “Liquidity Resources” above.

Our operating subsidiaries’ liquid assets include substantial U.S. Treasury holdings, short-term investments and readily marketable debt securities. We believe that the operating subsidiaries’ sources of liquidity are adequate to meet their anticipated needs. As of March 31, 2007 and December 31, 2006, the operating subsidiaries on a consolidated basis had readily marketable debt securities and short-term investments with a carrying value of $1.9 billion and $2.0 billion, respectively. At those dates, approximately 99.9% of our operating subsidiaries’ consolidated fixed income portfolio was rated “A” or higher. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” for further details.

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

The credit and liquidity facility contains financial covenants that require that SCA at any time (a) prior to August 4, 2008, maintain a minimum net worth of $857.4 million, (b) after August 4, 2008, maintain a minimum net worth equal to the greater of (1) $857.4 million (our net worth, defined as total shareholders’ equity before accumulated other comprehensive income, was approximately $1,423.0 million as of March 31, 2007) or (2) an amount equal to 65% of the consolidated net worth as of the end of the then most recent fiscal year or fiscal quarter of SCA for which financial statements shall have been delivered, and (c) maintain a maximum total funded debt-to-total capitalization ratio of 30% (as of March 31, 2007, we had no debt outstanding). The letter of credit and liquidity facility also contains certain covenants, including restrictions on mergers, acquisitions and other business consolidations; the sale of assets; incurrence of indebtedness; liens on our assets; and transactions with affiliates. In addition, the letter of credit and liquidity facility contains certain customary provisions regarding events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to certain other indebtedness, certain events of bankruptcy and insolvency, material judgments, certain events under the Employee Retirement Income Security Act of 1974, as amended, and changes of control.

As of March 31, 2007, the Company had letters of credit outstanding under the Facility of $176.7 million, which were established for the benefit of primary insurance companies reinsured by the Company, as explained below. No revolving loans have been drawn by the Company under the Facility since its inception. For the three months ended March 31, 2007, the Company incurred expenses of $0.2 million under the Facility. In the comparable prior period in 2006 XL Capital had drawn letters of credit under its credit facility with a syndicate of commercial banks for the benefit of primary companies reinsured by the Company. For the three months ended March 31, 2006, the Company incurred expenses of $0.2 related to letters of credit drawn by XL Capital for the benefit of primary companies reinsured by the Company.

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

Ceded Reinsurance Recoverables

We manage our in-force portfolio of guaranteed obligations based on, and to comply with, regulatory and rating agency single-risk limits and internal credit guidelines. Single-risk limits are designed to avoid concentration in single names and to mitigate event risk and are calculated as a percentage of capital. For transactions that exceed these limits or guidelines, we will cede the excess to XLI, XL RE AM, or other third-party reinsurers. Generally, all such reinsurance is structured as facultative quota share reinsurance in which the reinsurer is liable to us for its quota share of the applicable policies that we issue, regardless of when the loss occurs. Accordingly, related loss reserves, including unallocated loss reserves, are ceded in accordance with such contracts. Through these facultative cessions, we gain greater flexibility to manage large single risks and reduce concentration in specific bond sectors and geographic regions. Part of our strategy is to reduce reinsurance to XLI and XL RE AM, and increase our third-party reinsurance relationships. To the extent that we cede a portion of our exposure to one or more reinsurance companies, we can reduce our concentration to particular issuers and help to control the diversification of our credit portfolio. In addition, use of reinsurance can increase our capacity to write new business and strengthen our capital adequacy ratios.

As of March 31, 2007 and December 31, 2006, we had $70.0 million and $70.8 million in reinsurance recoverables from our reinsurers relating to specific case reserves. The following table presents, by reinsurer, the amount of our in-force principal exposure ceded to reinsurers as of March 31, 2007 and December 31, 2006:

(U.S. dollars in billions, except percentages)	As of March 31 2007		As of December 31, 2006
	Ceded Par Outstanding	% of Gross Outstanding	Ceded Par Outstanding	% of Gross Outstanding
XL RE AM	$2.0	1.5%	$0.9	0.7%
XLI(1)	0.7	0.5%	0.7	0.5%
AAA Companies(2)	3.5	2.7%	2.5	2.0%
AA Companies & others(3)	4.0	3.2%	3.2	2.5%

Total	$10.2	7.9%	$7.3	5.7%

(1)

In connection with the transfer of business from XLI to us as described under “Formation Transactions” in our Annual Report on Form 10-K the amount of our in-force principal exposure ceded to XLI was reduced by approximately $3.9 billion.

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

XLFA Redeemable Preferred Shares Extraordinary Dividend

On February 27, 2007, the board of directors of XLFA approved: (i) an extraordinary dividend of $15.0 million on its Series A Redeemable Preferred Shares, and (ii) a reduction in the stated value of the remaining outstanding Series A Redeemable Preferred Shares by a corresponding amount. Payment of the extraordinary dividend and the reduction in the stated value of the Series A Redeemable Preferred Shares were made on March 30, 2007. As a result of the decrease in stated value, the Company’s annual fixed dividend requirement on the Series A Redeemable Preferred Shares will be reduced from $4.5 million to $3.2 million.

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

•	developments in the world’s financial and capital markets that adversely affect the performance of our investments and our access to such markets;

•	changes in, or termination of, our ongoing reinsurance agreements with XL Capital or FSA;

•	changes in regulation or tax laws applicable to us or our customers or suppliers such as our reinsurers;

•	changes in the rating agencies’ views on third-party inward reinsurance;

•	changes in the availability, cost or quality of reinsurance or retrocessions, including a material adverse change in the ratings of our reinsurers or retrocessionaires;

•	changes with respect to XL Capital (including changes in its ownership percentage in us) or our relationship with XL Capital;

•	changes that may occur in our operations as we begin operations as a public company;

•	changes in accounting policies or practices or the application thereof;

•	changes in the officers of our company or our subsidiaries;

•	legislative or regulatory developments;

•	changes in general economic conditions, including inflation, interest rates, foreign currency exchange rates and other factors; and

•	the effects of business disruption or economic contraction due to war, terrorism or natural or other catastrophic events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosure regarding our exposures to market risk, as well as our objectives, policies and strategies relating to the management of such risks, is set forth in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007. Our relative sensitivity to changes in fair value from interest rates and equity prices at March 31, 2007 is not materially different from that presented in such report.

ITEM 4T. CONTROLS AND PROCEDURES

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

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting, that occurred during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

Risk Associated with a Recently Proposed Statement of Financial Accounting Standards (“SFAS”) Pertaining to Accounting for Financial Guarantee Insurance Contracts. On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued Proposed SFAS, Accounting for Financial Guarantee Insurance Contracts–an interpretation of FASB Statement No. 60. This proposed Statement would clarify how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts. This proposed Statement, among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. In addition, this proposed Statement would require that the measurement of the initial deferred premium revenue (liability) be the present value of the contractual premium due pursuant to the terms of the financial guarantee insurance contract, thereby changing current industry accounting practice with respect to insurance contracts priced on an installment basis by requiring that the present value of all contractual premiums due under such contracts, currently or in the future, be recorded on the company’s balance sheet as premiums receivable. Under current industry practice such premiums are not reflected on the balance sheet. We expect that the initial effect of applying the revenue recognition provisions of the Statement as currently proposed will be material to the Company’s financial statements and that implementation of the proposed guidance in regard to the recognition of claim liabilities will cause the Company to de-recognize its reserves for unallocated losses and loss adjustment expenses and preclude it from providing such reserves in the future. The FASB has indicated that the final Statement is expected to be issued in the third quarter of 2007 and become effective for financial statements issued for fiscal years beginning after December 15, 2007. The Company is continuing to evaluate the effect of this proposed Statement on its financial statements. See Note 4 to the Unaudited Interim Consolidated Financial Statements for further information.

Refer to Risk Factors in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007, for information in regard to the Company’s other Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
10.1	Insurance and Indemnity Agreement, dated as of October 13, 2006, among XL Capital Assurance Inc., XL Asset Funding Company I LLC, and XL Life and Annuity Holding Company.
10.2	Premium Letter Agreement, dated as of October 13, 2006, between XL Capital Assurance Inc., XL Asset Funding Company I LLC, and XL Life and Annuity Holding Company.
10.3	Securities Account Control Agreement, dated as of July 20, 2006, among XL Asset Funding Company I LLC, XL Capital Assurance Inc. and Mellon Bank, N.A.
10.4	Amendment 1, dated as of May 3, 2007, to the Transition Agreement, dated as of August 4, 2006 among XL Capital Ltd, XL Insurance (Bermuda) Ltd, X.L. America, Inc., and Security Capital Assurance Ltd.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification
99.1	XL Capital Assurance Inc. and Subsidiary interim consolidated financial statements (unaudited) as of March 31, 2007 and December 31, 2006 and for the three month periods ended March 31, 2007 and 2006.
99.2	XL Financial Assurance Ltd interim financial statements (unaudited) as of March 31, 2007 and December 31, 2006 and for the three month periods ended March 31, 2007 and 2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL ASSURANCE LTD (Registrant)
Date: May 14, 2007	/s/ PAUL S. GIORDANO
Paul S. Giordano President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 14, 2007	/s/ DAVID P. SHEA
David P. Shea Executive Vice President and Chief Financial Officer
(Principal Financial Officer)