Form 10-Q
period 2007-06-30
Security Capital Assurance Ltd
filed 2007-08-10
CIK 1358164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number 001-32950

SECURITY CAPITAL ASSURANCE LTD
(Exact name of registrant as specified in its charter)

BERMUDA (State or other jurisdiction of incorporation or organization)	NOT APPLICABLE (I.R.S. Employer Identification No.)

26 Reid Street, Hamilton, Bermuda HM 11
(Address of principal executive offices and zip code)

(441) 295-7135
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

As of August 10, 2007, there were 65,309,230 outstanding Common Shares, $0.01 par value per share, of the registrant.

SECURITY CAPITAL ASSURANCE LTD
INDEX TO FORM 10-Q

	PART I. FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:
	Interim Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006	3
	Interim Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended June 30, 2007 and 2006 (Unaudited) and the Six Months Ended June 30, 2007 and 2006 (Unaudited)	4
	Interim Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2007 (Unaudited) and the Year Ended December 31, 2006	5
	Interim Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (Unaudited)	6
	Notes to Unaudited Interim Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	54
Item 4T.	Controls and Procedures	54
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities	56
Item 4.	Submission of Matters to a Vote of Security Holders	56
Item 5.	Other Information	56
Item 6.	Exhibits	57
	Signatures	58

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited) As of June 30, 2007	As of December 31, 2006
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost: 2007 – $2,259,673; 2006 – $1,755,184)	$2,218,131	$1,736,462
Short-term investments, at fair value (amortized cost: 2007 – $57,501; 2006 – $222,930)	57,279	221,901

Total investments	2,275,410	1,958,363
Cash and cash equivalents	184,512	202,548
Accrued investment income	18,188	16,515
Deferred acquisition costs	105,375	93,809
Prepaid reinsurance premiums	79,706	59,983
Premiums receivable	20,620	12,936
Reinsurance balances recoverable on unpaid losses	82,775	88,616
Intangible assets – acquired licenses	11,529	11,529
Deferred income tax asset	16,201	18,182
Other assets	38,031	34,333

Total assets.	$2,832,347	$2,496,814

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$174,528	$178,517
Deferred premium revenue	861,880	795,906
Reinsurance premiums payable	12,518	13,952
Payable for investments purchased	—	5,435
Accounts payable, accrued expenses and other liabilities	89,934	82,468

Total liabilities	1,138,860	1,076,278

Commitments and contingencies
Minority interest – redeemable preferred shares of subsidiary.	39,000	54,016

Shareholders’ Equity
Series A perpetual non-cumulative preference shares – (Par value $0.01 per share; 250,000 shares authorized; issued and outstanding – At June 30, 2007: 250,000, at December 31, 2006: 0)	3	—
Common shares – (Par value $0.01 per share; 500,000,000 shares authorized; shares issued and outstanding – At June 30, 2007: 65,298,275, at December 31, 2006: 64,634,292)	653	646
Additional paid in capital	1,237,005	987,798
Retained earnings	458,363	397,781
Accumulated other comprehensive loss	(41,537)	(19,705)

Total shareholders’ equity	1,654,487	1,366,520

Total liabilities, minority interest and shareholders’ equity	$2,832,347	$2,496,814

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
(U.S. dollars in thousands, except per share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Gross premiums written	$65,157	$99,351	$154,652	$170,131
Reinsurance premiums assumed	5,504	8,292	20,967	19,695

Total premiums written	70,661	107,643	175,619	189,826
Ceded premiums	(8,564)	(6,160)	(28,797)	(13,752)

Net premiums written	62,097	101,483	146,822	176,074
Change in net deferred premium revenue	(7,905)	(45,942)	(46,251)	(82,720)

Net premiums earned (net of ceded premiums earned of $5,193, $10,021, $9,074 and $18,224)	54,192	55,541	100,571	93,354
Net investment income	30,263	16,129	56,388	31,191
Net realized losses on investments	(1,654)	(10,717)	(1,542)	(16,400)
Net realized and unrealized (losses) gains on derivative financial instruments	(22,175)	301	(29,104)	(3,549)
Fee income and other	85	971	85	2,231

Total revenues	60,711	62,225	126,398	106,827

Expenses
Net losses and loss adjustment expenses	3,028	2,880	2,227	6,329
Acquisition costs, net	3,779	4,542	7,749	7,224
Operating expenses	26,553	17,492	50,623	34,587

Total expenses	33,360	24,914	60,599	48,140

Income before income tax and minority interest	27,351	37,311	65,799	58,687
Income tax expense (benefit)	632	(203)	711	(188)

Income before minority interest	26,719	37,514	65,088	58,875
Minority interest – dividends on redeemable preferred shares	804	1,126	1,918	5,738

Net income	25,915	36,388	63,170	53,137
Dividends on Series A perpetual non-cumulative preference shares	—	—	—	—

Net income available to common shareholders	$25,915	$36,388	$63,170	$53,137

Earnings per share available to common shareholders:
Basic	$0.40	$0.79	$0.98	$1.15
Diluted	$0.40	$0.79	$0.98	$1.15
Weighted-average common shares outstanding:
(Shares in thousands)
Basic	64,136	46,127	64,136	46,127
Diluted	64,507	46,127	64,423	46,127
Comprehensive income:
Net income	$25,915	$36,388	$63,170	$53,137
Change in unrealized depreciation of investments, net of deferred tax benefit of $214, $57, $181, and $57	(28,203)	(10,859)	(21,832)	(29,339)

Total comprehensive (loss) income	$(2,288)	$25,529	$41,338	$23,798

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONSOLIDATED
STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited) Six Months Ended June 30, 2007	Year Ended December 31, 2006
Series A perpetual non-cumulative preference shares
Balance – beginning of year	$—	$—
Issuance of shares	3	—

Balance – end of period	3	—

Common shares
Balance – beginning of year	646	461
Issuance of common shares	7	185

Balance – end of period	653	646

Additional Paid-In Capital
Balance – beginning of year	987,798	605,951
Issuance of Series A redeemable preferred shares, net of underwriting fees and issuance costs	246,580	—
Initial public offering proceeds, net of underwriting fees and issuance costs	(250)	341,082
Restricted stock and stock options	2,638	827
Capital contributions	239	39,938

Balance – end of period	1,237,005	987,798

Retained Earnings
Balance – beginning of year	397,781	281,709
Net income	63,170	117,355
Dividends on common shares	(2,588)	(1,283)

Balance – end of period	458,363	397,781

Accumulated Other Comprehensive Loss
Balance – beginning of year	(19,705)	(20,307)
Net change in unrealized appreciation of investments	(21,832)	602

Balance – end of period	(41,537)	(19,705)

Total shareholders’ equity	$1,654,487	$1,366,520

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONSOLIDATED
STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited) Six Months Ended June 30,
	2007	2006
Cash provided by operating activities:
Net income available to common shareholders	$63,170	$53,137

Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments	1,542	16,400
Net realized and unrealized losses on derivative financial instruments	29,104	3,549
Amortization of premium on bonds	871	2,028
Minority interest – dividends on redeemable preferred shares	1,918	5,738
Deferred tax provision (benefit)	2,163	(774)
(Increase) in accrued investment income	(1,673)	(1,049)
(Increase) in deferred acquisition costs	(11,566)	(11,346)
(Increase) decrease in prepaid reinsurance premiums	(19,723)	4,471
(Increase) in premiums receivable	(7,684)	(3,129)
Decrease (increase) in reinsurance balances recoverable on unpaid losses	5,841	(1,245)
(Decrease) increase in unpaid losses and loss adjustment expenses	(3,989)	6,011
Increase in deferred premium revenue	65,974	78,249
(Decrease) increase in reinsurance premiums payable	(1,434)	1,248
Other, net	(23,398)	(7,385)

Total adjustments	37,946	92,766

Net cash provided by operating activities	101,116	145,903

Cash flows from investing activities:
Proceeds from sale of debt securities	80,243	216,757
Purchases of debt securities	(689,502)	(331,408)
Net sales (purchases) of short-term investments	97,139	(32,022)
Proceeds from maturity of debt securities and short term investments	165,242	41,152

Net cash used in investing activities	(346,878)	(105,521)

Cash flows from financing activities:
Dividends on common shares	(2,588)	—
Net cash proceeds from issuance of Series A perpetual non-cumulative preference shares	247,248	—
Extraordinary dividend on redeemable preferred shares	(15,016)	—
Dividends on redeemable preferred shares	(1,918)	(2,559)

Net cash provided by (used in) financing activities	227,726	(2,559)

Decrease (increase) in cash and cash equivalents	(18,036)	37,823
Cash and cash equivalents – beginning of year	202,548	54,593

Cash and cash equivalents – end of period	$184,512	$92,416

Supplemental Cash Flow Disclosure
Non-cash capital contributions	$239	$1,352

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

On March 17, 2006, XL Capital Ltd (“XL Capital”) formed Security Capital Assurance Ltd (“SCA”), as a wholly owned Bermuda based subsidiary holding company. On July 1, 2006, XL Capital contributed all its ownership interests in its financial guarantee insurance and financial guarantee reinsurance operating businesses to SCA. The aforementioned operating businesses consisted of: (i) XL Capital Assurance Inc. (“XLCA”) and its wholly-owned subsidiary, XL Capital Assurance (U.K.) Limited (“XLCA-UK”) and (ii) XL Financial Assurance Ltd. (“XLFA”). XLCA was an indirect wholly owned subsidiary of XL Capital and all of XLFA was owned by XL Capital except for a preferred stock interest which is owned by Financial Security Assurance Holdings Ltd. (“FSAH”), an entity which is otherwise not related to XL Capital or SCA. SCA, XLCA, XLFA and all other subsidiaries of SCA are hereafter collectively referred to as the “Company.”

On August 4, 2006, SCA completed the sale of 18,009,119 of its common shares through an initial public offering (the “IPO”). SCA received net proceeds from the IPO of $341.3 million. In addition, XL Capital sold 5,430,774 of SCA’s common shares (including 992,165 common shares pursuant to the exercise of an over-allotment option granted to underwriters) from its holdings directly to the public in a secondary offering concurrent with the IPO. SCA did not receive any of the proceeds from the aforementioned sale by XL Capital. Immediately after the IPO and the secondary offering, XL Capital owned 40,696,471 SCA common shares, which represented approximately a 63 percent economic interest in SCA, adjusted for restricted share awards to the Company’s employees and management granted at the effective date of the IPO. In June 2007, XL Capital completed the sale of an additional 10,627,422 common shares of SCA from its holdings (including 947,400 common shares pursuant to the exercise of an over-allotment option granted to underwriters). SCA did not receive any of the proceeds from this sale. Immediately after such sale XL Capital owned 30,069,049 common shares of SCA, which represented approximately a 46 percent voting and economic interest in SCA, adjusted for restricted share awards to the Company’s employees and management outstanding as of such date. Prior to XL Capital’s sale of SCA common shares in June 2007 its voting interest in SCA was subject to limitations contained in our bye-laws.

2.  Basis of Presentation and Consolidation

The unaudited interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting of normally recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial condition, results of operations and cash flows for the periods presented, including the elimination of all significant inter-company accounts and transactions. In addition, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current year presentation. There was no effect on prior period reported net income as a result of these reclassifications.

Interim consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, the results of operations for the interim period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These interim consolidated financial statements of the Company should be read in conjunction with the annual audited consolidated financial statements of the Company as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the period ended June 30, 2006, certain expenses reflected in the financial statements include allocations of expenses by XL Capital related to general and administrative services provided to the Company. These expenses were allocated based on estimates of the cost incurred by XL Capital to provide these services to the Company. Management believes that the methods used to estimate the costs allocated to the Company are reasonable. However, these results do not necessarily represent what the historical consolidated financial position, results of operations and cash flows of the Company would have been if the Company had been a separate stand-alone entity during the periods presented.

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

Changes in the fair value of credit default swaps attributable to earnings from premiums received by the Company from the issuance of such contracts are recorded in the line item caption entitled “net premiums earned” in the accompanying consolidated statement of operations. In addition, changes in the fair value of credit default swaps attributable to losses from actual and expected payments to counterparties under such contracts are recorded in the line item caption entitled “net losses and loss adjustment expenses” in the accompanying consolidated statement of operations, and the remaining components of the change in fair value of credit default swaps, which are attributable to the market and other factors discussed above, are recorded in the line item caption entitled “net realized and unrealized gains (losses) on derivative financial instruments” in the accompanying consolidated statement of operations. This presentation is applicable only to credit default swaps issued by the Company that it has the intent and ability to hold to maturity.

The Company’s credit default swap portfolio generally requires the Company to meet payment obligations for referenced credits within the portfolio in the event of specific credit events after exhaustion of various first-loss protection levels. These credit events are contract-specific, but generally cover bankruptcy, failure to pay and repudiation. The Company’s credit default swap portfolio consists of structured pools of corporate obligations that were awarded investment-grade ratings at the deals’ inception. At June 30, 2007, on a net par basis, approximately 97% of the portfolio was rated “AAA” with the remaining 3% rated at or above investment-grade and the weighted average term of the contracts in-force was 8.4 years.

The following tables present the amounts related to credit default swaps and other derivative financial instruments reflected in our financial statements as of and for the periods indicated:

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
(U.S. dollars in thousands)
Statement of Operations:
Net premiums earned	$9,177	$5,668	$16,654	$10,715
Net losses and loss adjustment expenses	870	724	1,887	1,274
Net realized and unrealized (losses) gains on derivative financial instruments	(22,175)	301	(29,104)	(3,549)

	As at June 30, 2007	As at December 31, 2006
Balance sheet:
Reinsurance balances recoverable on unpaid losses	$960	$1,111
Other assets	7,633	11,976
Unpaid losses and loss adjustment expenses	16,018	14,283
Deferred premium revenue	103	137
Accounts payable, accrued expenses and other liabilities	28,940	5,117

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

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

In regard to the recognition of claim liabilities, the proposed Statement provides that claim liabilities shall be established when the insurance enterprise expects that a claim loss will exceed the deferred premium revenue (liability) for a contract based on expected cash flows discounted using a risk-adjusted rate at initial recognition of the claim liability and, that, the assumptions underlying such liability be consistent with the information tracked and monitored through the company’s surveillance list maintained by the insurance enterprise to evaluate credit deterioration in its insured financial obligations. We expect that implementation of this guidance as currently proposed would cause the Company to de-recognize its reserves for unallocated losses and loss adjustment expenses and preclude it from providing such reserves in the future.

The comment period for the proposed Statement expired on June 18, 2007. A round table discussion between the FASB and interested parties who provided comments on the proposed Statement has been rescheduled to early September 2007 from mid-July of 2007. Currently the proposed Statement is due to be effective for fiscal years beginning after December 15, 2007. The Company is continuing to evaluate the effect of the proposed Statement on its financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and addresses issues raised in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of SFAS 155 are: (i) with respect to SFAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to SFAS 140, to eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS 155 on January 1, 2007 and it has had no effect on the Company’s financial condition or results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and it has not had any effect on the Company’s financial condition or results of operations.

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. The Company is currently evaluating the effect the adoption of SFAS 157 will have on its financial statements.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the Company an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, the adoption of SFAS 159 will have on its financial statements.

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

5.  Premiums Earned from Refunded and Called Bonds

Premiums earned include $5.7 million and $23.2 million, and $7.0 million and $25.2 million for the three and six months ended June 30, 2007 and 2006, respectively, related to refunded and called bonds.

6.  Related Party Transactions

Concurrent with the IPO, the Company entered into arrangements with affiliates of XL Capital: (i) to provide it protection with respect to adverse development on certain transactions, (ii) to have exposures transferred to it or re-assume exposures under certain financial guarantee policies that were originally reinsured to, or written on behalf of, the Company by XLI, due principally to single risk constraints and rating agency capital adequacy requirements applicable to the Company at the time that business was first written, (iii) to cancel the Company’s reinsurance of certain non- financial guarantee business ceded to it by XLI, and (iv) to govern certain aspects of Company’s relationship with XL Capital after the IPO, including a series of service agreements under which subsidiaries of XL Capital will provide certain services to the Company or receive certain services from the Company for a period of time after the IPO. The aforementioned arrangements are discussed further below.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, in connection with the IPO, XL Capital agreed to fund a portion of long-term compensation awarded by XL Capital to employees of SCA prior to the IPO and which remained outstanding under XL Capital’s long-term compensation plans subsequent to the IPO. In this regard, SCA reflects the full cost of the periodic charges from such long-term compensation in its earnings each period, XL Capital charges approximately 60% of such cost to SCA, and SCA records a capital contribution from XL Capital equal to the remaining 40% of such cost. The aggregate remaining future cost of such long-term compensation to SCA is approximately $1.3 million at June 30, 2007, of which SCA will pay XL Capital approximately $0.8 million and XL Capital will fund $0.5 million. During the three and six months ended June 30, 2007, respectively, the Company recorded compensation expense related to such awards of $0.2 million and $0.5 million, respectively.

Services Agreements with Affiliates

Prior to the IPO, the Company purchased various services from affiliates of XL Capital under various agreements and continues to purchase such services under new agreements that became effective at the date of the IPO. Such services principally include: (i) information technology support, (ii) reinsurance and retrocessional consulting and management services, (iii) actuarial, finance, legal, internal audit services and certain investment management services. For the three and six months ended June 30, 2007 and 2006, the Company incurred costs under the aforementioned agreements aggregating $1.5 million and $2.2 million, and $2.5 million and $4.7 million, respectively, which are reflected in “operating expenses” in the accompanying consolidated statements of operations.

Employee Benefit Plans

The Company maintains a qualified defined contribution pension plan for the benefit of all eligible employees and a non-qualified deferred compensation plan for the benefit of certain employees (collectively, the “SCA Plans”). Prior to the IPO, XL America, Inc (“XLA”) maintained plans, with substantially the same terms, which employees of the Company participated in (the “XLA Plans”). Discretionary contributions to the SCA Plans and XLA Plans are based on a fixed percentage of employee contributions and compensation, as defined aforementioned plans. For the three and six months ended June 30, 2007 and 2006, the Company incurred costs under the aforementioned plans aggregating $1.7 million and $0.5 million, and $3.4 million and $1.2 million, respectively, which are reflected in “operating expenses” in the accompanying consolidated statements of operations.

Reinsurance Agreements with Affiliates and Other Guarantees

The Company has the following reinsurance agreements with affiliates. Certain of the agreements discussed below may be terminated under certain conditions, as defined in the agreements.

•

Effective August 4, 2006, certain subsidiaries of XL Capital indemnified the Company for all losses and loss adjustment expenses incurred in excess of its retained reserves at the effective date of the agreement relating to an insured project financing described in Note 9 (a). In consideration for the aforementioned indemnifications the Company is obligated to pay such affiliates approximately $9.8 million on an installment basis over the life of the aforementioned project financing. As this premium is due irrespective of any early termination of the underlying insurance transaction, the Company recorded a liability of approximately $7.0 million at the effective date of the indemnifications (representing the present value of the obligation discounted at 5.0%, which reflects the rate on treasury obligations with a term to maturity commensurate with that of the liability) and a corresponding deferred cost, which are reflected in the accompanying consolidated balance sheet in “reinsurance premiums payable” and “prepaid reinsurance premiums”, respectively. For the three and six months ended June 30, 2007, the Company incurred costs under the aforementioned

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

agreements aggregating approximately $0.2 million and $0.4 million and the balance of the aforementioned liability and deferred cost was $6.4 million at June 30, 2007.

•

Effective August 4, 2006, XLA has undertaken to indemnify the Company for any diminution in value below their carrying value at June 30, 2006 of the notes and preferred shares described in Note 9, which notes and preferred shares were acquired in connection with the satisfaction of a claim under a financial guarantee insurance policy issued by XLCA. In addition, pursuant to the aforementioned indemnity, XLA agreed to indemnify the Company for any costs arising out of any litigation or future claim in connection with the aforementioned insurance policy. See Note 9 for further information regarding amounts recovered or recoverable by SCA under the indemnity.

•

On August 4, 2006, XLFA terminated a facultative quota share reinsurance treaty with XLI that had been effective since 2001. As a result of the termination, XLI returned $26.5 million of premiums to XLFA, XLFA returned ceding commissions of $7.8 million to XLI, and XLI paid XLFA $18.7 million. The effect on the Company’s results of operations for the three and six month periods ended June 30, 2007 and 2006 from the subject business was not material.

•

On August 4, 2006, and XLI agreed to cancel from inception the reinsurance of certain business ceded under a facultative quota share reinsurance treaty that was effective since 1999. As a result of this cancellation, XLFA paid XLI $0.2 million, XLI assumed XLFA’s obligation for $1.2 million of reserves for losses and loss adjustment expenses, and XLFA recorded a capital contribution of $1.0 million. In addition, on such date, XLFA assumed certain business from XLI pursuant to the aforementioned reinsurance treaty. As a result thereof, XLFA recorded assumed premiums of approximately $8.0 million, ceding commissions of approximately $1.0 million and received cash from XLI of approximately $7.0 million. There was no effect on the Company’s results of operations from this transaction for the three and six months ended June 30, 2007 and the effect on the Company’s results of operations from the subject business for the three and six month periods ended June 30, 2006 was not material.

•

Effective October 1, 2001, XLFA entered into an excess of loss reinsurance agreement with XLI. This agreement covers a portion of XLFA’s liability arising as a result of losses on policies written by XLFA that are in excess of certain limits and are not covered by other reinsurance agreements. This agreement provides indemnification only for the portion of any loss covered by this agreement in excess of 10% of XLFA’s surplus, up to an aggregate amount of $500 million, and excludes coverage for liabilities arising other than pursuant to the terms of an underlying policy. The Company incurred expense under this agreement of approximately $0.1 million and $0.3 million, and $0.1 million and $0.3 million, respectively, for the three and six month periods ended June 30, 2007 and 2006.

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

•

Since it commenced operations, XLFA has entered into several reinsurance arrangements with subsidiaries and affiliates of FSAH (hereafter referred to as “FSA”) to reinsure certain policies issued by FSA which guarantee the timely payment of the principal of and interest on various types of debt obligations. XLFA’s obligations under certain of these arrangements are guaranteed by XLI. Effective upon the IPO, the guarantee was terminated with respect to all new business assumed by XLFA under such arrangement, but the guarantee remains in effect with respect to

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

cessions under the agreement prior to the IPO. Premiums assumed by XLFA under its reinsurance arrangements with FSA represented 26.5% and 72.9%, and 62.6% and 70.7% of the Company’s total reinsurance premiums assumed for the three and six months ended June 30, 2007 and 2006, respectively.

•

XLFA has guaranteed certain of XLI’s obligations in connection with certain transactions where XLI’s customer required such credit enhancement. Each of these transactions has a “double trigger” structure, meaning that XLFA does not have to pay a claim unless both the underlying transaction and XLI default. For each of these transactions, XLFA has entered into a reimbursement agreement with XLI, pursuant to which XLI pays XLFA a fee for providing its guarantee and XLI grants XLFA a security interest in a portion of the payments received by it from its client. As of June 30, 2007 and December 31, 2006, XLFA’s aggregate net par outstanding relating to such guarantees was $522.8 million and $522.8 million, respectively.

•

Effective May 1, 2004, XLI entered into an agreement with XLCA which unconditionally and irrevocably guarantees to XLCA the full and complete payment when due of all of XLFA’s obligations under its facultative quota share reinsurance agreement with XLCA, under which agreement XLFA has assumed business from XLCA since December 19, 2000. The gross par value of business guaranteed by XLI under this agreement was approximately $81.9 billion and $83.1 billion as of June 30, 2007 and December 31, 2006, respectively. The XLI guarantee agreement terminated with respect to any new business produced by XLCA and ceded to XLFA pursuant to the facultative quota share reinsurance agreement after the effective date of the IPO, but the guarantee remains in effect with respect to cessions under the such agreement prior to the IPO.

•

The Company provides financial guarantee insurance policies insuring timely payment of investment agreements issued by XL Asset Funding Company I LLC (“XLAF”), an affiliate of the Company. As of June 30, 2007 and December 31, 2006, the aggregate face amount of such investment agreements insured by the Company was $4.5 billion and $3.9 billion, respectively. In addition, the Company insures XLAF’s obligations under certain derivative contracts issued and purchased by XLAF. As of June 30, 2007, the total notional value of such contracts insured was $170.0 million. The Company recorded earned premiums of $1.1 million and $1.0 million, and $2.0 million and $1.9 million, respectively, in each of the three and six month periods ended June 30, 2007 and 2006, relating to the aforementioned contracts.

Other Matters

In connection with the secondary offering of SCA common shares by XL Capital in June 2007 (see Note 1), SCA was obligated, pursuant to registration rights granted to XL Capital in connection with the IPO, to pay certain offering costs of up to five secondary offerings of SCA common shares by XL Capital (of at least $50 million in value unless XL Capital holds less than such amount at the time of its exercise of registration rights), not including the secondary offering completed by XL Capital concurrent with the IPO. Accordingly, as a result of the secondary offering completed in June 2007, the Company incurred expenses of approximately $1.0 million, which is reflected in operating expenses in the Company’s consolidated results of operations for the three and six months ended June 30, 2007. As of June 30, 2007, SCA is obligated to pay offering costs in connection with XL Capital’s sale of its SCA common share holdings in up to four more offerings of such shares.

7.  Income Taxes

XLFA is not subject to any taxes in Bermuda on either income or capital gains under current Bermuda law. In the event that there is a change such that these taxes are imposed, XLFA would be exempted from any such tax until March 2016 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, and Amended Act of 1987.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

XLCA files a consolidated tax return with SCA Holdings US Inc. (the U.S. common parent of the Company) and its subsidiaries. Prior to July 1, 2006, XLCA was consolidated with XLA for purposes of determining its income tax liability at, and prior to, such date (see Note 1). As of June 30, 2007 and December 31, 2006, the Company had a U.S. federal income tax payable of $1.2 million and $5.3 million, respectively.

As of June 30, 2007 and December 31, 2006, the Company had deferred income tax assets of $16.2 million and $18.2 million, respectively. Such deferred tax assets were net of a valuation allowance of $4.2 million and $1.9 million as of June 30, 2007 and December 31, 2006, respectively. The valuation allowance relates to net unrealized capital losses and a net realized capital loss that may not be realized within a reasonable period. At June 30, 2007, the Company had net unrealized capital losses and a net realized capital loss carry forward of approximately $2.5 million and $1.9 million respectively, against which a valuation allowance has been established. Management believes it is more likely than not that the tax benefit relating to the Company’s deferred tax assets, net of the valuation allowance discussed above, will be realized. The net realized capital loss carry forward will expire in 2012.

Deferred income taxes have not been accrued with respect to undistributed earnings of foreign subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the state of the paying entity. Currently, however, no withholding taxes have been accrued with respect to the earnings, as it is the intention of management that such earnings will remain reinvested indefinitely.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of Interpretation No. 48 had no effect on the Company’s financial statements.

With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the major jurisdictions in which the Company operates for years prior to 2003 in the U.S. and 2002 in the U.K.

The Company’s policy is to recognize any interest accrued related to unrecognized tax benefits as a component of interest expense and penalties in operating expenses. The Company does not have any accrued liabilities relating to interest and penalties as at June 30, 2007 or December 31, 2006, respectively.

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

Set forth in the table below is certain financial information with respect to the Company’s operating segments for each of the three-month and six-month periods ended June 30, 2007 and 2006. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the notes to the Company’s audited historical financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 included in our

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

Annual Report on Form 10-K. The Company evaluates the performance of each operating segment based on underwriting profit or loss before income taxes, nonrecurring items (e.g., items of an unusual or infrequent nature), and inter-segment transactions. Certain costs and operating expenses are allocated to each of the segments based on: (i) a review of the nature of such costs, and (ii) time studies analyzing the amount of employee compensation costs incurred by each segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(U.S. dollars in thousands)
Financial guarantee insurance segment:
Gross premiums written	$65,157	$99,351	$154,652	$170,131
Ceded premiums	(8,564)	(6,160)	(28,797)	(13,752)

Net premiums written	56,593	93,191	125,855	156,379
Change in net deferred premium revenue	(9,583)	(43,898)	(39,484)	(76,742)

Net premiums earned	47,010	49,293	86,371	79,637
Fee and other income	85	971	85	2,231

Total underwriting revenues	47,095	50,264	86,456	81,868

Net losses and loss adjustment expenses	2,961	2,311	1,743	4,847
Acquisition costs, net	2,496	3,045	5,107	4,329
Operating expenses	19,028	14,608	35,578	30,045

Total underwriting expenses	24,485	19,964	42,428	39,221

Financial guarantee insurance underwriting profit	$22,610	$30,300	$44,028	$42,647

Financial guarantee reinsurance segment:
Reinsurance premiums assumed	$5,504	$8,292	$20,967	$19,695
Change in net deferred premium revenue	1,678	(2,044)	(6,767)	(5,978)

Net premiums earned and total underwriting revenue	7,182	6,248	14,200	13,717
Net losses and loss adjustment expenses	67	569	484	1,482
Acquisition costs, net	1,283	1,497	2,642	2,895
Operating expenses	2,688	2,884	6,390	4,542

Total underwriting expenses	4,038	4,950	9,516	8,919

Financial guarantee reinsurance underwriting profit	$3,144	$1,298	$4,684	$4,798

Total segment underwriting profit	$25,754	$31,598	$48,712	$47,445
Corporate and other:
Net investment income	30,263	16,129	56,388	31,191
Net realized losses on investments	(1,654)	(10,717)	(1,542)	(16,400)
Net realized and unrealized (losses) gains on derivative financial instruments	(22,175)	301	(29,104)	(3,549)

Subtotal	32,188	37,311	74,454	58,687
Corporate operating expenses	4,837	—	8,655	—

Income before income tax and minority interest	27,351	37,311	65,799	58,687
Income tax expense (benefit)	632	(203)	711	(188)

Income before minority interest	26,719	37,514	65,088	58,875
Minority interest – dividends on redeemable preferred shares	804	1,126	1,918	5,738

Net income	25,915	36,388	63,170	53,137

Dividends on perpetual preference shares	—	—	—	—

Net income available to common shareholders	$25,915	$36,388	$63,170	$53,137

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Liability for Losses and Loss Adjustment Expenses

The Company’s liability for losses and loss adjustment expenses consists of case basis reserves and unallocated reserves. Activity in the liability for losses and loss adjustment expenses is summarized as follows:

	Six Months Ended June 30, 2007		Year Ended December 31, 2006
	Case Reserves	Unallocated Reserves	Case Reserves	Unallocated Reserves
(U.S. dollars in thousands)
Gross unpaid losses and loss adjustment expenses at beginning of year	$85,351	$93,166	$69,382	$77,986
Unpaid losses and loss expenses recoverable	(70,842)	(17,774)	(52,316)	(16,901)

Net unpaid losses and loss adjustment expenses at beginning of year	14,509	75,392	17,066	61,085
Increase (decrease) in net losses and loss adjustment expenses incurred in respect of losses occurring in:
Current year	—	5,891	—	14,307
Prior years	(3,664)	—	651	—
Cancellation of contract assumed from affiliate	—	—	(1,177)	—
Less net losses and loss adjustment expenses paid	(375)	—	(2,031)	—

Net unpaid losses and loss adjustment expenses at end of period	10,470	81,283	14,509	75,392
Unpaid losses and loss expenses recoverable	65,565	17,210	70,842	17,774

Gross unpaid losses and loss adjustment expenses at end of period	$76,035	$98,493	$85,351	$93,166

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

(a)

As of June 30, 2007, the Company carried a gross case basis reserve for losses and loss adjustment expenses of approximately $74.0 million ($8.7 million after reinsurance to XLI and XL RE AM) relating to an insured project financing. There was no change in the reserve from December 31, 2006. The total remaining par insured by the Company in connection with this transaction is $215.8 million, net of applicable carried case reserves, as of June 30, 2007. The estimate of loss was based on assumptions and estimates extending over many years into the future. There is currently no payment default with respect to this transaction. Management continues to monitor the exposure and will revise its loss estimate if necessary, as new information becomes available.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

(b)

As of December 31, 2006, the Company carried a liability of $5.0 million relating to a dispute in regard to certain exposures associated with notes which were insured by the Company and collateralized by loans to medical providers. Because the Company’s liability in regard to this dispute was fully indemnified by XLA pursuant to the indemnification discussed above and in Note 6, the Company also carried a recoverable from XLA for $5.0 million as of December 31, 2006. During the three months ended March 31, 2007, the Company reduced the liability and corresponding recoverable from XLA by $1.1 million to reflect an agreement in principal among the parties to settle the dispute in exchange for a payment by the Company of $3.9 million. The settlement payment was made in May 2007 reducing the reserve and related recoverable to zero.

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

10.  Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period excluding the dilutive effect of stock option and restricted stock awards outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding including the dilutive effect of stock option and restricted stock awards outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(U.S. Dollars in thousands, except per share amounts)
Net income available to common shareholders	$25,915	$36,388	$63,170	$53,137

Basic shares(1)	64,136	46,127	64,136	46,127
Common stock equivalents	371	—	287	—

Diluted shares(1)	64,507	46,127	64,423	46,127

Basic earnings per common share	$0.40	$0.79	$0.98	$1.15

Diluted earnings per common share	$0.40	$0.79	$0.98	$1.15

(1)

Per share amounts for the three and six months ended June 30, 2006 are based on 46,127,245 shares outstanding. In July 2006, immediately prior to the IPO, a stock split of the Company’s outstanding common shares was effected. The accompanying Interim Consolidated Financial Statements and share amounts have been retroactively adjusted for the effects of such stock split.

11.  Exposures under Guarantees

The Company provides financial guarantee insurance and reinsurance to support public and private borrowing arrangements. Financial guarantee insurance guarantees the timely payment of principal and interest on insured obligations to third party holders of such obligations in the event of default by an

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of June 30, 2007, the Company’s net outstanding par exposure under its in-force financial guarantee insurance and reinsurance policies and contracts aggregated to $100.9 billion and net reserves for losses and loss adjustment expenses relating to such exposures was $76.7 million at such date. In addition, as of June 30, 2007, the Company’s notional exposure under credit default swaps aggregated to $41.7 billion and the net liability for these credit default swaps and other derivatives reflected in the Company’s balance sheet as of June 30, 2007 was $36.5 million.

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

Set forth below is certain information in regard to stock option and restricted stock awards made under SCA’s stock-based and long-term incentive plan, as well as certain information in regard to awards to SCA employees that remain outstanding under XL Capital’s stock-based compensation and long-term incentive plans.

SCA Stock-Based Compensation Plans

The following is a summary of stock option awards as of June 30, 2007, and related activity for the six month period then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – December 31, 2006	647,963	$20.50	2.8 years	$6,719,376
Granted	229,825	$30.00	2.7 years	199,948
Exercised	—	—	—	—
Cancelled	—	—	—	—

Outstanding – June 30, 2007	877,788	$22.99	2.8 years	$6,919,324

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2007 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. Total unrecognized stock based compensation

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

expense related to non-vested stock options was approximately $4.6 million as of June 30, 2007, related to 877,788 options, which is expected to be recognized over a weighted-average period of 2.8 years.

The following is a summary of restricted stock awards as of June 30, 2007, and related activity for the six month period then ended:

	Number of Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual Term	Remaining Unrecognized Compensation Expense At June 30, 2007
Outstanding – December 31, 2006	497,928	$20.50	4.19 years	$7,990,090
Granted	698,141	$29.63	3.65 years	18,227,558
Exercised	—	—	—	—
Cancelled	(34,158)	—	—	—

Outstanding – June 30, 2007	1,161,911	$26.59	3.82 years	$26,217,648

Awards of restricted stock had a weighted average grant date fair value of $26.59. During the three and six months ended June 30, 2007, SCA recognized approximately $1.7 million and $2.7 million, respectively, of compensation expense related to its restricted stock awards. There were 28,645 and 34,158 shares respectively, of restricted stock forfeited and no shares vested during the three and six months ended June 30, 2007.

Total unrecognized stock based compensation expense related to non-vested restricted stock was approximately $26.2 million at June 30, 2007, which is expected to be recognized over a weighted- average period of 3.8 years.

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

During the three and six months ended June 30, 2007, the Company recognized approximately $1.6 million and $2.9 million of compensation expense, respectively, related to deferred cash awards. Also, during the three and six months ended June 30, 2007, the Company granted deferred cash awards of approximately $0.1 million and $1.1 million, respectively. Total unrecognized compensation expense related to non-vested deferred cash awards was approximately $11.9 million as of June 30, 2007. The non-vested unrecognized compensation expense relating to the deferred cash awards are expected to be recognized over a weighted-average period of 2.0 years.

b. Long Term Incentive Plan Awards

In connection with the IPO, XL Capital and the Company offered eligible employees of the Company the opportunity to exchange all of their outstanding unvested restricted Class A Ordinary Shares of XL Capital and options to purchase Class A Ordinary Shares of XL Capital, which were

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The aggregate target amount of LTIP Awards outstanding at June 30, 2007 was $13.3 million. There were no cancellations, forfeitures, or new issuances of such awards during the three and six months ended June 30, 2007. During the three and six months ended June 30, 2007, the Company recognized $1.6 million and $3.2 million of compensation expense relating to such awards. Total unrecognized compensation expense related to non-vested LTIP Awards based on management’s best estimate of the ultimate payout or value of such awards was approximately $9.8 million as of June 30, 2007. The non-vested unrecognized compensation expense relating to LTIP Awards are expected to be recognized over a weighted-average period of 1.5 years.

Refer to Note 6 for information regarding outstanding unvested restricted Class A Ordinary Shares of XL Capital and options to purchase Class A Ordinary Shares of XL Capital that were not exchanged under the Exchange Offer and remain outstanding under XL Capital plans.

13.  Series A Perpetual Non-Cumulative Preference Shares

On April 5, 2007, SCA consummated the sale of $250 million Series A Perpetual Non-Cumulative Preference Shares (the “SCA Series A Preference Shares”) which were offered for sale pursuant to a private placement. Gross proceeds from the offering were $250.0 million, offering costs were $3.4 million, and net proceeds were $246.6 million. The SCA Series A Preference Shares are perpetual securities with no fixed maturity date and, if declared by the Board of SCA, will pay a fixed dividend, on a semi-annual basis during the first and third quarters of each fiscal year, at the annualized rate of 6.88% until September 30, 2017. After such date, the Series A Preference Shares, if declared by the Board of SCA, will pay dividends, on a quarterly basis, at a floating rate based on three-month LIBOR plus 2.715%. Dividends on the SCA Series A Preference Shares are non-cumulative. The SCA Series A Preference Shares have a liquidation preference of $1,000 per preference share. As of June 30, 2007 there has been no dividend declared by the Company’s board of directors on the SCA Series A Preference Shares and, as such, there is no dividend reflected in the accompanying financial statements with respect to these securities.

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

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

14.  Other Matters

On July 31, 2007 our board of directors declared a quarterly dividend of $.02 per common share payable on September 28, 2007 to shareholders of record on September 14, 2007. Also, on July 31, 2007 our board of directors declared a semi-annual dividend on the SCA Series A Preference Shares aggregating $8.4 million, which is payable on October 1, 2007 to shareholders of record of the SCA Series A Preference Shares on September 28, 2007. Any future dividends will be subject to the discretion and approval of the Board of Directors.

On February 27, 2007, the board of directors of XLFA approed: (i) an extraordinary dividend of $15.0 million on its Series A Redeemable Preferred Shares, and (ii) a reduction in the stated value of the remaining outstanding Series A Redeemable Preferred Shares by a corresponding amount. Payment of the extraordinary dividend and the reduction in the stated value of the Series A Redeemable Preferred Shares occurred on March 30, 2007. This transaction was accounted for as a redemption of the preferred shares. As a result of the decrease in stated value, the Company’s annual fixed dividend requirement on the Series A Redeemable Preferred Shares will be reduced from $4.5 million to $3.2 million. These redeemable preferred shares are reflected in the accompanying consolidated balance sheet of the Company as “minority interest – redeemable preferred shares”.

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

Organization Background, Initial Public Offering, and Ownership by XL Capital

We were formed as an indirect wholly owned Bermuda based subsidiary of XL Capital on March 17, 2006. On July 1, 2006, XL Capital contributed all its ownership interests in its financial guarantee insurance and financial guarantee reinsurance operating businesses to us. The aforementioned operating businesses consisted of: (i) XL Capital Assurance Inc. (“XLCA”) and its wholly- owned subsidiary, XL Capital Assurance (U.K.) Limited (“XLCA-UK”) and (ii) XL Financial Assurance Ltd. (“XLFA”). XLCA was an indirect wholly owned subsidiary of XL Capital and all of XLFA was owned by XL Capital except for a preferred stock interest which is owned by Financial Security Assurance Holdings Ltd. (“FSAH”), an entity which is otherwise not related to XL Capital or us. On August 4, 2006, we completed the sale of 18,009,119 of our common shares through an initial public offering (the “IPO”) at $20.50 per share. We received net proceeds from the offering of $341.3 million. In addition, XL Capital sold 5,430,774 of our common shares (including 992,165 pursuant to the exercise of an over-allotment option granted to underwriters) from its holdings directly to the public in a secondary offering concurrent with our IPO. We did not receive any of the proceeds from the aforementioned sale by XL Capital. Immediately after the IPO and the secondary offering, XL Capital owned 40,696,471 of our common shares which represented approximately a 63 percent economic interest in SCA, adjusted for restricted share awards to our employees and management made at the effective date of the IPO. In June 2007, XL Capital completed the sale of an additional 10,627,422 common shares of SCA from its holdings (including 947,400 common shares pursuant to the exercise of an over-allotment option granted to underwriters). We did not receive any of the proceeds from this sale. Immediately after such sale XL Capital owned 30,069,049 of our common shares which represented approximately a 46 percent voting and economic interest in SCA, adjusted for restricted share awards to our employees and management outstanding as of such date. Prior to XL Capital’s sale of SCA common shares in June 2007 its voting interest in SCA was subject to limitations contained in our bye-laws. See “Liquidity and Capital Resources” for further details regarding the use of proceeds from our IPO.

Offering of Series A Perpetual Non-Cumulative Preference Shares

On April 5, 2007, we consummated the sale of $250 million of our Series A Perpetual Non-Cumulative Preference Shares (the “SCA Series A Preference Shares”) which were offered for sale pursuant to a private placement. Gross proceeds from the offering were $250.0 million, offering costs were $3.4 million, and net proceeds were $246.6 million. The SCA Series A Preference Shares are perpetual securities with no fixed maturity date and, if declared by the Board of SCA, will pay a fixed dividend, on a semi-annual basis during the third and first quarters of each fiscal year, at the annualized rate of 6.88% until September 30, 2017. After such date, the Series A Preference Shares, if declared by the Board of SCA, will pay dividends, on a quarterly basis, at a floating rate based on three-month LIBOR plus 2.715%. Dividends on the SCA Series A Preference Shares are non-cumulative. The SCA Series A Preference Shares have a liquidation preference of $1,000 per preference share. See “Liquidity and Capital Resources–Capital Resources.”

Key Factors Affecting Profitability

We believe that the financial guarantee business is significantly affected by economic cycles. For example, a robust economy featuring a good or improving credit environment is beneficial to the in-force portfolios of financial guarantee insurers and reinsurers. Historically, however, when such conditions have existed for an extended period, credit spreads tend to narrow and pricing and demand for financial guarantee insurance and reinsurance tend to decline. A deteriorating economic and credit environment, in contrast, is typically marked by widening credit spreads and increasing pricing for financial guarantee products. However, a prolonged period of weak or declining economic activity could stress in-force financial guarantee insured portfolios and result in claims or could adversely impact capital adequacy due to deterioration in the credit quality of in-force insured portfolios. During the past several years, economic conditions and the credit environment have been strong and, as a result, credit spreads have generally narrowed and new aggregate business production of primary insurers has generally slowed. More recently credit spreads across most bond sectors have widened reflecting wide spread concerns of potential credit erosion which have been caused by the widely published problems in the subprime mortgage and collateralized debt obligation (“CDO”) markets. We are exposed to subprime mortgages directly, through our guarantees of residential mortgage-backed securities and indirectly, through our guarantees of CDOs of asset-backed securities. As of June 30, 2007, our total exposure to such mortgages aggregated $4.8 billion of net par outstanding, representing approximately 3% of our total in-force guaranteed net par outstanding at such date. Of our total direct guaranteed subprime mortgage net par exposure at June 30, 2007, 42% was rated “AAA”, 13% was rated “AA+”, 38% was rated “AA-”, and 7% was rated “A-”. All of our indirect subprime exposure are in CDOs where our guarantees attach at super ‘AAA’. As of June 30, 2007, there are no guaranteed subprime mortgage exposures among our closely monitored credits, which are discussed below. See additional information in regard to our subprime exposure furnished to the Securities and Exchange Commission on August 3, 2007 on Form 8-K.

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

Premiums are accounted for as written when due; therefore when we enter into policies that provide for upfront premium, all of the premium on the policy is accounted for as written generally when the policy commences. The portion of the upfront premium that has been written but has not yet been earned is carried on our balance sheet as deferred premium revenue. When we enter into policies that provide for installment premium, only that installment of the premium that is then due (generally the current monthly, quarterly or semiannual installment) is accounted for as written. Future premium installments during the remainder of the life of the installment-based policy are not reflected on our financial statements. Therefore, the amount of total premiums written that we report for any period will be affected by the mix of policies that we wrote in that period on an “upfront” and, in that period and prior periods, on an “installment” basis. Generally, a financial guarantee insurance company with a growing in-force book of business should recognize an increasing amount of net earned premium from policies written in prior reporting periods, whether premiums are received on an upfront or installment basis. Future installments of premium on business written in a period are reported by financial guarantors as a component of adjusted gross premiums, a non-GAAP financial measure, which is discussed in more detail below. The amount of installment premiums actually realized by us in the future (and that would be otherwise reflected in revenue) could be reduced due to factors such as early termination of insurance contracts or accelerated prepayments of underlying obligations.

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

Our expenses primarily consist of losses and loss adjustment expenses, acquisition costs, and operating expenses. Acquisition costs are related to the production of new financial guarantee insurance business and commissions paid on reinsurance assumed. These costs are generally deferred and recognized over the period in which the related premiums are earned. Operating expenses consist primarily of costs relating to compensation of our employees, information technology, office premises, and professional fees.

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

(U.S dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total upfront premiums written	$31.9	$74.6	$104.7	$127.0
Total installment premiums written	38.8	33.0	70.9	62.8

Total premiums written	70.7	107.6	175.6	189.8
Present value of estimated future installment premiums written and assumed on contracts issued in the current period, discounted at 7%	42.7	49.6	76.8	77.8

Adjusted gross premiums	$113.4	$157.2	$252.4	$267.6

We also review non-GAAP measures known as “operating income” and “core income.” While operating income and core income are not substitutes for net income available to common shareholders computed in accordance with GAAP, they are useful measures of performance used by management, equity analysts and investors. Operating income measures net income available to common shareholders, as determined in accordance with GAAP, excluding net realized gains (losses) on investments, net realized and unrealized gains (losses) on derivative financial instruments, and certain other items. In addition, in determining operating income, we have made an adjustment to the amount of dividends on our perpetual non-cumulative preference shares reported in accordance with GAAP during the period to reflect the amount of such dividends that would be attributable to the period as if such dividends were accrued ratably over the period. Core income represents operating income excluding the impact of refundings, calls and other accelerations. The definitions of operating income and core income used by the Company may differ from definitions of operating earnings and core earnings used by other financial guarantors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Offering of Series A Perpetual Non- Cumulative Preference Shares”.

We also view our book value per share attributable to common shareholders as an additional measure of our performance. This metric is calculated by dividing common shareholders’ equity by the number of outstanding common shares (excluding outstanding restricted shares–see Note 12 to the Unaudited Interim Consolidated Financial Statements) at any period end. Book value per share attributable to common shareholders is affected primarily by our net income available to common shareholders and also by any changes in net unrealized gains and losses on our invested assets. Book value per share attributable to common shareholders was $21.95 at June 30, 2007, as compared to $21.31 at December 31, 2006. The increase in book value was primarily attributable to net income available to common shareholders, offset in part by an increase in net unrealized losses on our invested assets.

The activities of our surveillance department are integral to the identification of specific credits that have experienced deterioration in credit quality and to the assessment of whether losses on such credits are probable, as well as any estimation of the amount of loss expected to be incurred with respect to such credits. Closely monitored credits are divided into four categories: (i) Special Monitoring List—investment grade credits where a covenant or trigger may be breached or is close to being breached and warrants closer monitoring; (ii) Yellow Flag List—credits that we determine to be non-investment grade but a loss or claim is unlikely; (iii) Red Flag List—credits where we do not expect an ultimate loss but a claim is possible but not probable; and (iv) Loss List—credits where we have either paid a loss or expect to suffer a loss and have recorded a case reserve. Out of over 2,500 credits in our in-force portfolio only 21 credits are in one of the four above categories. Credits that are not closely monitored credits are considered fundamentally sound, normal risk.

The following table presents our consolidated in-force financial guarantee net par outstanding at June 30, 2007 and December 31, 2006 by category of closely monitored credit:

(U.S. dollars in millions, except percentages)	As of June 30, 2007		As of December 31, 2006
	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
Fundamentally sound normal risk	$141,482	99.2%	$117,318	99.4%
Closely monitored credits:
Special monitoring	1,095	0.8%	558	0.5%
Yellow flag	2	0.0%	3	0.0%
Red flag	3	0.0%	37	0.0%
Loss list(1)	12	0.0%	96	0.1%

Subtotal	1,112	0.8%	694	0.6%

Total	$142,594	100.0%	$118,012	100.0%

(1)

At June 30, 2007 and December 31, 2006, the loss list consisted of three and four guarantee contracts, respectively, with remaining net par outstanding of $11.5 million and $95.8 million, respectively, against which net reserves of $9.9 million and $13.6 million have been established, respectively- see Note 9 to the accompanying Unaudited Interim Consolidated Financial Statements.

The following table sets forth our consolidated in-force financial guarantee net par outstanding by S&P rating category as of the dates indicated.

(U.S. dollars in millions, except percentages)	Outstanding as of June 30, 2007	Percent of Total Net Par Outstanding	Outstanding as of December 31, 2006	Percent of Total Net Par Outstanding
S&P Rating Category(1):
AAA	$53,302	37.3%	$34,559	29.3%
AA	19,634	13.8%	17,846	15.1%
A	36,414	25.5%	35,226	29.9%
BBB	32,594	22.9%	29,889	25.3%
Below investment grade	650	0.5%	492	0.4%

Total	$142,594	100.0%	$118,012	100.0%

(1)	If unrated by S&P, an internal assessment of underlying credit quality is used to calculate a rating.

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

Executive Overview

See certain information with respect to members of our Board of Directors, Executive Officers and Key Employees in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 15, 2007.

Critical Accounting Policies and Estimates

See information with respect to our critical accounting policies and estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 15, 2007.

Results of Operations

Consolidated Results of Operations

The following table presents summary consolidated statement of operations data for the three and six month periods ended June 30, 2007 and 2006:

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Gross premiums written	$65,157	$99,351	$154,652	$170,131
Reinsurance premiums assumed	5,504	8,292	20,967	19,695

Total premiums written	70,661	107,643	175,619	189,826
Ceded premiums	(8,564)	(6,160)	(28,797)	(13,752)

Net premiums written	62,097	101,483	146,822	176,074
Change in net deferred premium revenue	(7,905)	(45,942)	(46,251)	(82,720)

Net premiums earned (net of ceded premiums earned of $5,193, $10,021, $9,074 and $18,224)	54,192	55,541	100,571	93,354
Net investment income	30,263	16,129	56,388	31,191
Net realized losses on investments	(1,654)	(10,717)	(1,542)	(16,400)
Net realized and unrealized (losses) gains on derivative financial instruments	(22,175)	301	(29,104)	(3,549)
Fee income and other	85	971	85	2,231

Total revenues	60,711	62,225	126,398	106,827

Expenses
Net losses and loss adjustment expenses	3,028	2,880	2,227	6,329
Acquisition costs, net	3,779	4,542	7,749	7,224
Operating expenses	26,553	17,492	50,623	34,587

Total expenses	33,360	24,914	60,599	48,140

Income before income tax and minority interest	27,351	37,311	65,799	58,687
Income tax expense (benefit)	632	(203)	711	(188)

Income before minority interest	26,719	37,514	65,088	58,875
Minority interest – dividends on redeemable preferred shares	804	1,126	1,918	5,738

Net income	25,915	36,388	63,170	53,137
Dividends on Series A perpetual non-cumulative preference shares	—	—	—	—

Net income available to common shareholders	$25,915	$36,388	$63,170	$53,137

Segment Results of Operations

The following table presents summary statement of operations data for our operating segments for the three and six month periods ended June 30, 2007 and 2006:

(U.S. dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Financial guarantee insurance segment:
Gross premiums written	$65,157	$99,351	$154,652	$170,131
Ceded premiums	(8,564)	(6,160)	(28,797)	(13,752)

Net premiums written	56,593	93,191	125,855	156,379
Change in net deferred premium revenue	(9,583)	(43,898)	(39,484)	(76,742)

Net premiums earned	47,010	49,293	86,371	79,637
Fee and other income	85	971	85	2,231

Total underwriting revenues	47,095	50,264	86,456	81,868

Net losses and loss adjustment expenses	2,961	2,311	1,743	4,847
Acquisition costs, net	2,496	3,045	5,107	4,329
Operating expenses	19,028	14,608	35,578	30,045

Total underwriting expenses	24,485	19,964	42,428	39,221

Financial guarantee insurance underwriting profit	$22,610	$30,300	$44,028	$42,647

Financial guarantee reinsurance segment:
Reinsurance premiums assumed	$5,504	$8,292	$20,967	$19,695
Change in net deferred premium revenue	1,678	(2,044)	(6,767)	(5,978)

Net premiums earned and total underwriting revenue	7,182	6,248	14,200	13,717
Net losses and loss adjustment expenses	67	569	484	1,482
Acquisition costs, net	1,283	1,497	2,642	2,895
Operating expenses	2,688	2,884	6,390	4,542

Total underwriting expenses	4,038	4,950	9,516	8,919

Financial guarantee reinsurance underwriting profit	$3,144	$1,298	$4,684	$4,798

Total segment underwriting profit	$25,754	$31,598	$48,712	$47,445
Corporate and other:
Net investment income	30,263	16,129	56,388	31,191
Net realized losses on investments	(1,654)	(10,717)	(1,542)	(16,400)
Net realized and unrealized (losses) gains on derivative financial instruments	(22,175)	301	(29,104)	(3,549)

Subtotal	32,188	37,311	74,454	58,687
Corporate operating expenses	4,837	—	8,655	—

Income before income tax and minority interest	27,351	37,311	65,799	58,687
Income tax expense (benefit)	632	(203)	711	(188)

Income before minority interest	26,719	37,514	65,088	58,875
Minority interest – dividends on redeemable preferred shares	804	1,126	1,918	5,738

Net income	25,915	36,388	63,170	53,137

Dividends on Series A perpetual non-cumulative preference shares	—	—	—	—

Net income available to common shareholders	$25,915	$36,388	$63,170	$53,137

Discussion of Consolidated and Segment Results of Operations for the Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Summary Discussion of Consolidated Results of Operations

Comparison of three months ended June 30, 2007 to three months ended June 30, 2006. Net income available to common shareholders for the three months ended June 30, 2007 was $25.9 million, a decrease of $10.5 million from $36.4 million reported during the same period in 2006. Net income for the three months ended June 30, 2007 included $1.7 million of net realized losses on investments, as compared to net realized losses of approximately $10.7 million recorded during the same period in 2006. In addition, also included in net income available to common shareholders for the three months ended June 30, 2007 was approximately $22.2 million of net unrealized losses on derivative financial instruments, as compared to net unrealized gains on derivative financial instruments of $0.3 million recorded in the comparable period in 2006.

The decrease in net income available to common shareholders of $10.5 million for the three months ended June 30, 2007, as compared to the same period in 2006, was primarily driven by: (i) higher net unrealized losses on derivative financial instruments of $22.2 million, resulting primarily from widening credit spreads on our in-force portfolio of written credit default swaps that guarantee senior triple-A high-grade structured finance CDOs and CDOs of CDOs, (ii) higher operating expenses of $9.1 million resulting primarily from increased compensation due to an increase in the number of our employees, an increase in the volume of our credit default swap business (the costs of which cannot be deferred under GAAP), and continued investment in our infrastructure, (iii) lower earned premiums of $1.3 million resulting from a significant period over period decrease in refundings of $17.5 million (which is discussed further below), substantially offset by growth in earned premiums in our global infrastructure and CDO lines of business, as well as lower reinsurance cessions to XLI, and (iv) lower fee revenue of approximately $0.9 million, offset in part by (v) an increase in investment income of $14.1 million reflecting a significant period over period increase in average invested assets and higher yields on new money investments, (vi) lower net realized losses on investments of $9.1 million. (during the three months ended June 30, 2007, we reported net realized losses of $1.7 million, as compared to $10.7 of net realized losses in the same period in 2006, of which $9.0 million related to an impairment charge on investments acquired in satisfaction of a claim), and (vii) lower acquisition costs of $0.8 million resulting primarily from lower period over period refundings in the our insurance segment net of higher acquisition costs from the growth in our in-force business.

Set forth below is additional information with respect to earned premiums and new business production.

Net premiums earned for the three months ended June 30, 2007 of $54.2 million included $5.7 million of earnings from the early retirement of certain guaranteed obligations (e.g., refundings of insured obligations) (or $5.1 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings), as compared to $23.2 million during the comparable period in 2006 (or $21.4 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings). Our business production as measured by adjusted gross premiums (which includes upfront premiums written in the period, current installment premiums due on business written in the period and expected future installment premiums on business written during the period discounted at 7%) totaled $113.4 million for the three months ended June 30, 2007, a decrease of $43.8 million, as compared to $157.2 million reported in the comparable period in 2006. The decrease was primarily due to lower production in the Public Finance and Global Infrastructure lines of business of $47.5 million and $ 41.3 million, respectively, offset in part by higher adjusted gross premium production in CDO line of business of $44.4 million reflecting an increase in demand. The decrease in production in the Public Finance line of business is primarily the results of intense price competition, whereas the decrease in production in Global Infrastructure business is due largely to the opportunistic nature of this line of business.

Detailed Discussion of Consolidated and Segment Results of Operations by Financial Statement Line Item

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

(U.S dollars in thousands)	Three Months Ended June 30,
	2007	2006
Gross premiums written
Upfront policies/contracts	$30,121	$73,057
Installment policies/contracts	35,036	26,294

Total	$65,157	$99,351

The following table presents, for the periods indicated, the amount of gross premiums written by line of business:

(U.S dollars in thousands)	Three Months Ended June 30,
	2007	2006
Gross premiums written
Public finance	$19,464	$41,086
Structured finance	25,625	22,669
International finance	20,068	35,596

Total	$65,157	$99,351

Gross premiums written were $65.2 million for the three months ended June 30, 2007, a decrease of $34.2 million or 34.4%, as compared to $99.4 million recorded in the comparable period in 2006. The decrease was primarily attributable to lower gross written premium production in our global infrastructure and public finance lines of business of $30.4 million and $15.5 million, offset in part by a $10.1 million increase in installment premiums resulting from the growth of such in-force business. The decrease in global infrastructure gross premiums written reflects the opportunistic nature of this business and the decrease in public finance gross premiums written reflects intense price competition in this sector. The increase in installment premium business primarily reflects growth in our in-force book of global infrastructure, collateralized debt obligation (“CDO”), and power & utilities business.

Reinsurance Premiums Assumed

All our reinsurance premiums assumed are from our financial guarantee reinsurance segment. The majority of our financial guarantee reinsurance business is assumed from affiliates of FSA.

The following table presents, for the periods indicated, the amount of reinsurance premiums assumed from affiliates of FSA and other third-party primary companies:

(U.S dollars in thousands)	Three Months Ended June 30,
	2007	2006
Reinsurance premiums assumed
Affiliates of FSA	$1,460	$6,368
XLI	184	—
Third-party companies	3,860	1,924

Total	$5,504	$8,292

The following table presents, for the periods indicated, the amount of reinsurance premiums assumed attributable to upfront and installment policies and contracts:

(U.S dollars in thousands)	Three Months Ended June 30,
	2007	2006
Reinsurance premiums assumed
Upfront policies/contracts	$1,758	$4,603
Installment policies/contracts	3,746	3,689

Total	$5,504	$8,292

The following table presents, for the periods indicated, the amount of reinsurance premiums assumed by line of business:

(U.S dollars in thousands)	Three Months Ended June 30,
	2007	2006
Reinsurance premiums assumed
Public finance	$361	$(1,249)
Structured finance	1,484	1,100
International finance	3,659	8,441

Total	$5,504	$8,292

Reinsurance premiums assumed were $5.5 million for the three months ended June 30, 2007, a decrease of $2.8 million or 33.7%, as compared to $8.3 million recorded in the comparable period in 2006. The decrease was due to lower international finance assumed premiums of $4.8 million, partially offset by an increase in structured and public finance assumed premiums of $0.4 million and $1.6 million, respectively. The changes in public finance and structured finance premiums assumed reflects an adjustment made during the three months ended June 30, 2006 to record the difference between actual assumed premiums during the prior quarter to that estimated during such period. The decrease in International Finance is primarily due to the run-off of the in-force policies. The amount of reinsurance ceded to us depends upon the type and amount of insurance written by primary companies, their capital needs and other factors. Such reinsurance is generally structured on a facultative basis.

The increase in public finance premiums assumed reflects an adjustment made during the three months ended June 30, 2006 to record the difference between actual assumed premiums during the prior quarter to that estimated during such period. The amount of reinsurance ceded to us depends upon the type and amount of insurance written by primary companies, their capital needs and other factors. Such reinsurance is generally structured on a facultative basis.

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

The following table presents, for the periods indicated, the amount of premiums ceded to XLI, XL RE AM and other third-party reinsurers:

(U.S dollars in thousands)	Three Months Ended June 30,
	2007	2006
Ceded premiums
XLI	$—	$(2,044)
XL RE AM	(615)	(165)
Other third-party reinsurers	(7,949)	(3,951)

Total	$(8,564)	$(6,160)

All our ceded premiums are from our financial guaranty insurance segment. Ceded premiums were $8.6 million for the three months ended June 30, 2007, an increase of $2.4 million, as compared to $6.2 million recorded in the comparable prior year period. The primary use of reinsurance is to meet the single risk limits established by regulatory bodies. The increase in ceded premiums is due to the issuance of guarantees that exceeded such limits, thus, requiring reinsurance to reduce the company’s exposure.

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

The following table presents, for the periods indicated, the amount of earned premiums attributable to upfront and installment policies:

(U.S dollars in thousands)	Three Months Ended June 30,
	2007	2006
Net premiums earned
Upfront policies/contracts	$21,223	$27,506
Installment policies/contracts	32,969	28,035

Total	$54,192	$55,541

Net premiums earned were $54.2 million for the three months ended June 30, 2007, a decrease of $1.3 million or 2.3%, as compared to $55.5 million in the comparable period in 2006. The decrease in earned premiums was primarily attributable to lower earned premiums in our financial guarantee insurance segment of $2.3 million, offset in part by higher earned premiums in our financial guarantee reinsurance segment of approximately $0.9 million. Lower earned premium in our financial guarantee insurance segment was primarily attributable to a decrease in refundings, calls, and other accelerations during the period of $17.3 million, offset in part by higher earned premiums, which was primarily attributable to growth in earned premiums from our global infrastructure and CDO lines of business, as well as lower earned premiums ceded to XLI.

Net Investment Income

Net investment income was $30.3 million for the three months ended June 30, 2007, an increase of $14.2 million or 88.2% as compared to $16.1 million in the comparable period in 2006. The increase in net investment income was due primarily to higher average invested assets and higher new money yields.

The increase in our average invested assets period over period was primarily attributable to operating cash flows since the comparable period in 2006, the net proceeds from our IPO, cash capital contributions from XL Capital and the transfer of certain business to us from affiliates of XL Capital in connection with our IPO, and the net proceeds from the SCA Series A Preference Shares, which were issued in April 2007.

The following tables present net investment income, average invested assets, and the effective yield on our average invested assets for the three months ended June 30, 2007 and 2006, and the average duration of our invested assets as of June 30, 2007 and 2006:

(U.S dollars in thousands, except percentages)	Three Months Ended June 30,
	2007	2006
Net investment income	$30,263	$16,129
Average invested assets(1)	$2,483,490	$1,513,447
Effective yield(2)	4.9%	4.3%

(1)	Represents the quarterly average of the amortized cost of debt securities, short-term investments and cash and cash equivalents for the respective periods.

(2)

Effective yield represents net investment income, on an annualized basis, as a percentage of average invested assets during the period. The increase in the effective yield was due to the investment of operating, financing and investing cash flows at higher interest rates.

	As of June 30,
	2007	2006
Weighted average duration in years	3.4	3.4

Net Realized Gains (Losses) on Investments

Net realized losses on investments were $1.7 million for the three months ended June 30, 2007, as compared to $10.7 million in the comparable period in 2006. Net realized losses during the three months ended June 30, 2007 included approximately $1.0 million of net realized losses relating to sales of certain securities which were made to lengthen the duration of our investment portfolio and an other than temporary impairment charge of $0.3 million relating to two securities. During the three months ended June 30, 2006, net realized losses primarily consisted of an impairment charge of $9.0 million relating to certain investments acquired in satisfaction of a claim. As a result of the aforementioned sales during the three months ended June 30, 2007, the weighted average duration of our investment portfolio increased to 3.4 years at June 30, 2007 from 2.9 years at March 31, 2007.

Net Realized and Unrealized Gains (Losses) on Derivative Financial Instruments

The Company’s derivative financial instruments principally include credit default swaps issued to its customers and guarantees of interest rate swap contracts in connection with its guarantees of certain debt obligations. Changes in the fair value of credit default swaps attributable to earnings from premiums received by us from the issuance of such contracts are recorded in net premiums earned in the consolidated statement of operations. In addition, changes in the fair value of credit default swaps attributable to losses from actual and expected payments to counterparties under such contracts are recorded in losses and loss adjustment expense in the consolidated statement of operations, and the remaining components of the change in fair value of credit default swaps, which are attributable to changes in interest rates, credit spreads, credit quality, expected recovery rates and other market factors, are recorded in net realized and unrealized gains (losses) on derivative financial instruments. The Company’s credit default swap portfolio consists of structured pools of corporate obligations that were awarded investment-grade ratings at the deals’ inception. At June 30, 2007, on a net par basis, approximately 97% of the portfolio was rated “AAA” with the remaining 3% rated at or above investment-grade and the weighted average term of the contracts in-force was 8.4 years.

Net realized and unrealized losses on derivative financial instruments, which consisted only of unrealized amounts, were $22.2 million for the three months ended June 30, 2007, an increase of $22.5 million, as compared to unrealized gains of $0.3 million reported in the comparable period in 2006. The net unrealized loss on derivative financial instruments reported during the three months ended June 30,

2007 primarily consisted of unrealized losses aggregating $24.4 million on investment grade credit default swaps, partially offset by unrealized gains on insured interest rate swaps aggregating $2.8 million. The unrealized loss on credit default swaps principally resulted from widening credit spreads across most sectors, particularly Senior AAA High-Grade Structured Finance CDOs, which alone generated $13.8 million of unrealized losses on approximately $14.7 billion of par exposure. The benchmark spread used to mark these deals increased from 23 bps to 30 bps during the quarter. In addition, our credit default swaps on CDOs of CDOs (CDOs of CDOs are securitizations of CDO’s), generated unrealized losses of $5.1 million due to widening credit spreads in the specific sectors underlying these instruments. We have only four credit default swaps in-force covering $1.2 billion of such notional exposure. In regard to insured interest rate swaps, the $2.8 million of unrealized gains resulted from an increase in the LIBOR benchmark interest rate during the three months ended June 30, 2007.

Net Losses and Loss Adjustment Expenses

Net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss expenses reserves. The following table presents, for the periods indicated, the activity in our reserves for losses and loss adjustment expenses, net of reinsurance:

(U.S. dollars in thousands)	Financial Guarantee Insurance	Financial Guarantee Reinsurance	Consolidated Total
Beginning balance, April 1, 2007	$69,976	$18,744	$88,720
Case reserve provision	—	(378)	(378)
Loss adjustment expense reserve provision	210	5	215
Unallocated reserve provision	2,751	440	3,191

Net losses and loss adjustment expenses	2,961	67	3,028
Paid losses and loss adjustment expenses	14	(9)	5

Ending balance, June 30, 2007	$72,951	$18,802	$91,753

Beginning balance, April 1, 2006	$62,782	$18,158	$80,940
Case reserve provision	—	154	154
Loss adjustment expense reserve provision	(30)	144	114
Unallocated reserve provision	2,341	271	2,612

Net losses and loss adjustment expenses	2,311	569	2,880
Paid losses and loss adjustment expenses	(854)	(49)	(903)

Ending balance, June 30, 2006	$64,239	$18,678	$82,917

Net losses and loss adjustment expenses were $3.0 million for the three months ended June 30, 2007, an increase of $0.1 million, or 3%, as compared to $2.9 million recorded in comparable period in 2006. The increase in net losses and loss adjustment expenses was primarily attributable to higher net losses and loss adjustment expenses in the insurance segment of $0.7 million, partially offset by lower net losses and loss adjustment expenses in the reinsurance segment of $0.5 million.

Higher net losses and loss adjustment expenses in the insurance segment during the three months ended June 30, 2007 were primarily due to a period over period increase in unallocated reserves of $0.5 million resulting from growth in our in-force business the portfolio and an increase in loss adjustment expenses of $0.2 million.

A decrease in net losses and loss adjustment expenses of $0.5 million in the reinsurance segment during the three months ended June 30, 2007 as compared to the prior year period resulted from a $0.7 million decrease in case basis provisions for losses and loss adjustment expenses (a decrease in the provision of $0.4 million in 2007 vs. an increase of $0.3 million in 2006) partially offset by an increase in unallocated reserves of $0.2 million, driven by growth in the portfolio.

Acquisition Costs, Net

The following table presents the components of acquisition costs, net, during the periods indicated:

(U.S dollars in thousands)	Three Months Ended June 30,
	2007	2006
Amortization of deferred acquisition costs and ceding commissions
Financial Guarantee Insurance:
Acquisition costs	$3,866	$5,908
Ceding commissions	(1,370)	(2,863)

Net acquisition costs	2,496	3,045
Financial Guarantee Reinsurance:
Acquisition costs	1,283	1,497

Acquisition costs, net	$3,779	$4,542

Capitalized acquisition costs in the financial guarantee insurance segment consist of a portion of compensation, travel and entertainment and marketing costs, as well as premium and excise taxes, rating agency fees and legal costs associated with the production of new business. Such capitalized acquisition costs are reduced by ceding commission income on premiums ceded to reinsurers.

Net acquisition costs in the financial guarantee insurance segment decreased $0.5 million, or 18.1% in the three months ended June 30, 2007, as compared to the comparable period in 2006, primarily due to a decrease in refundings. Accelerated amortization due to refundings was $0.5 million during the three months ended June 30, 2007, as compared to $1.8 million in the year ago quarter. Excluding the impact of refundings, net acquisition costs in the financial guarantee insurance segment increased by approximately $0.8 million during the three months ended June 30, 2007, as compared to the same period in 2006. The increase primarily resulted from growth in our in-force business and a decrease in ceding commission revenue. The decrease in ceding commission revenue was due to a commutation of a reinsurance arrangement with XLI in conjunction with our IPO.

Acquisition costs in the financial guarantee reinsurance segment represent commissions paid to acquire assumed business. Amortization of acquisition costs in the financial guarantee reinsurance segment was $1.3 million during the three months ended June 30, 2007, a decrease of $0.2 million, as compared to the same period in 2006. The decrease was due to higher letter of credit fees in the year ago period. Excluding the impact of the letter of credit fees, acquisition costs in the financial guarantee reinsurance segment were slightly higher quarter over quarter, reflective of higher reinsurance net premiums earned.

Operating Expenses

Operating expenses were $26.6 million for the three months ended June 30, 2007, an increase of $9.1 million or 52.0%, as compared to $17.5 million in the comparable period in 2006. Operating expenses for the three months ended June 30, 2007 are comprised of operating expenses of our financial guarantee insurance and reinsurance segments, as well as corporate operating expenses, which consist of costs associated with SCA being a stand-alone public company. Operating expenses of our financial guarantee insurance and reinsurance segments aggregated $21.7 million for the three months ended June 30, 2007, an increase of 4.2 million, as compared to $17.5 million in the same period in 2006. The increase in operating expenses of our financial guarantee insurance and reinsurance segments resulted primarily from increased compensation related to a net increase in the number of our employees, an increase in the volume of our credit default swap business (the costs of which cannot be deferred), and continued investment in our infrastructure. During the three months ended June 30, 2007 we reported corporate operating expenses of $4.8 million, which included approximately $1.0 million of expense incurred by the Company in connection with the secondary offering of SCA common shares by XL Capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Organization Background, Initial Public Offering, and Ownership by XL Capital” and Note 6 to the Unaudited Interim Consolidated Financial Statements included elsewhere herein.

Income tax expense

Income tax expense was $0.6 million for the three months ended June 30, 2007, an increase of $0.8 million, as compared to a benefit of $0.2 million recorded in the comparable period in 2006. See Note 7 to the Unaudited Interim Consolidated Financial Statements included elsewhere herein.

Minority Interest – Dividends on Redeemable Preferred Shares

Dividends on redeemable preferred shares were $0.8 million for the three months ended June 30, 2007, a decrease of $0.3 million, as compared to $1.1 million recorded during the same period in 2006. The decrease was due to an extraordinary dividend of $15.0 million paid by XLFA on the preferred shares on March 30, 2007 and a corresponding reduction in the stated value of the remaining outstanding Series A Redeemable Preferred Shares. As a result of the reduction in stated value, dividends on the redeemable preferred shares are $0.8 million quarterly subsequent to March 31, 2007. See “Liquidity and Capital Resources – XLFA Preferred Share Dividend Requirements”.

Dividends on SCA Series A Preference Shares

Because dividends on our SCA Series A Preference Shares are non-cumulative and the declaration of such dividends are subject to the discretion of the Company’s Board of Directors, under GAAP such dividends can only be recognized when declared by the board and may not be accreted ratably over the each fiscal year. In addition, because the governing documents underlying the SCA Series A Preference Shares provide for semi-annual dividends, dividends will only be recognized during the third and first quarters of each fiscal year, if declared by the Board of Directors. During the three months ended June 30, 2007 no dividends on our SCA Series A Preference Shares were declared by our Board of Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Offering of Series A Perpetual Non-Cumulative Preference Shares”.

Discussion of Consolidated and Segment Results of Operations for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Summary Discussion of Consolidated Results of Operations

Comparison of six months ended June 30, 2007 to six months ended June 30, 2006. Net income available to common shareholders for the six months ended June 30, 2007 was $63.2 million, an increase of $10.1 million from $53.1 reported during the same period in 2006. Net income for the six months ended June 30, 2007 included $1.5 million of net realized losses on investments, as compared to net realized losses of approximately $16.4 million recorded during the same period in 2006. In addition, also included in net income available to common shareholders for the six months ended June 30, 2007 was approximately $29.1 million of net unrealized losses on derivative financial instruments, as compared to net unrealized losses on derivative financial instruments of $3.5 million recorded in the comparable period in 2006.

The increase in our net income available to common shareholders of $10.1 million for the six months ended June 30, 2007, as compared to the same period in 2006, was primarily driven by: (i) higher net premiums earned of $7.2 million resulting from growth in earned premiums in our global infrastructure and CDO lines of business and lower reinsurance cessions to XLI, partially offset by a significant period over period decrease in refundings of approximately $18.2 million, (ii) an increase in investment income of $25.2 million reflecting a significant period over period increase in average invested assets and higher yields on new money investments, (iii) lower net realized losses on investments of $14.9 million (during the six months ended June 30, 2007, we reported net realized losses of $1.5 million, as compared to $16.4 million of net realized losses in the same period in 2006, of which $14.0 million related to an impairment charge on investments acquired in satisfaction of a claim), (iv) lower net losses and loss adjustment expenses of $4.1 million, which primarily resulted from favorable development of case basis reserves for losses and loss adjustment expenses, and (v) lower dividends on our redeemable preferred shares, offset in part by (vi) higher net unrealized losses on derivative financial instruments of $25.6 million, resulting primarily from widening credit spreads on our in-force portfolio of written credit default swaps that guarantee senior triple-A high-grade structured finance collateralized debt obligations (“CDOs”) and CDOs of CDOs (CDOs of CDOs are securitizations of CDOs), (vii) higher operating expenses of $16.0 million resulting primarily from increased compensation due to an increase in the number of our employees, an increase in the volume of our credit default swap business (the costs of which cannot be deferred under GAAP), and continued investment in our infrastructure.

Set forth below is additional information with respect to earned premiums and new business production.

Net premiums earned for the six months ended June 30, 2007 of $100.6 million included $7.0 million of earnings from the early retirement of certain guaranteed obligations (e.g., refundings of insured obligations) (or $6.1million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings), as compared to $25.2 million during the comparable period in 2006 (or $23.1 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings). Our business production as measured by adjusted gross premiums (which includes upfront premiums written in the period, current installment premiums due on business written in the period and expected future installment premiums on business written during the period discounted at 7%) totaled $252.3 million for the six months ended June 30, 2007, a decrease of $15.7 million, as compared to $268.0 million reported in the comparable period in 2006. The decrease was primarily due to lower production in the Public Finance and Global Infrastructure lines of business of $54.2 million and $48.3 million, respectively, offset in part by higher adjusted gross premium production in CDO line of business of $59.9 million reflecting an increase in demand, as well as higher adjusted gross premiums in the Specialized Risk, Power & Utilities, and Consumer ABS lines of business. The decrease in production in the Public Finance line of business is primarily the results of intense price competition, whereas the decrease in production in Global Infrastructure business is due largely to the opportunistic nature of this line of business.

Detailed Discussion of Consolidated and Segment Results of Operations by Financial Statement Line Item

Gross Premiums Written

All our gross premiums written are from our financial guarantee insurance segment. Gross premiums written during the period include: (i) premiums received upfront on policies or contracts written during the period, (ii) installment premiums due during the period on in-force policies or contracts that were written prior to the period, and (iii) installment premiums due during the period on policies and contracts written during the period. Gross premiums written during the period do not include installment premiums due in future periods. Accordingly, our premiums written during any period are a function of the type and volume of contracts we write (upfront versus installment), as well as prevailing market prices. Factors affecting market prices include credit spreads, interest rates, competition and the volume of new issuances. Generally, financial guarantee insurers are able to charge higher premiums when credit spreads widen. The following table presents, for the periods indicated, the amount of gross premiums written attributable to upfront and installment policies and contracts:

(U.S dollars in thousands)	Six Months Ended June 30,
	2007	2006
Gross premiums written
Upfront policies/contracts	$90,389	$119,060
Installment policies/contracts	64,263	51,071

Total	$154,652	$170,131

The following table presents, for the periods indicated, the amount of gross premiums written by line of business:

(U.S dollars in thousands)	Six Months Ended June 30,
	2007	2006
Gross premiums written
Public finance	$51,602	$73,881
Structured finance	47,209	36,682
International finance	55,841	59,568

Total	$154,652	$170,131

Gross premiums written were $154.7 million for the six months ended June 30, 2007, a decrease of $15.5 million or 9.1%, as compared to $170.1 million recorded in the comparable period in 2006. The decrease was due to the period over period decrease in the amount and relative mix of upfront, as compared to installment priced transactions. The decrease in upfront business was primarily attributable to lower production in the public finance and global infrastructure lines of business. The decrease in public finance gross premiums written reflects intense price competition in this sector and the decrease in global infrastructure gross premiums written reflects the opportunistic nature of this business. The increase in installment premium business primarily reflects growth in our CDO and consumer ABS lines of businesses.

Reinsurance Premiums Assumed

All our reinsurance premiums assumed are from our financial guarantee reinsurance segment. The majority of our financial guarantee reinsurance business is assumed from affiliates of FSA.

The following table presents, for the periods indicated, the amount of reinsurance premiums assumed from affiliates of FSA and other third-party primary companies:

(U.S dollars in thousands)	Six Months Ended June 30,
	2007	2006
Reinsurance premiums assumed
Affiliates of FSA	$15,284	$15,104
XLI	184	—
Third-party companies	5,499	4,591

Total	$20,967	$19,695

The following table presents, for the periods indicated, the amount of reinsurance premiums assumed attributable to upfront and installment policies and contracts:

(U.S dollars in thousands)	Six Months Ended June 30,
	2007	2006
Reinsurance premiums assumed
Upfront policies/contracts	$14,349	$10,949
Installment policies/contracts	6,618	8,746

Total	$20,967	$19,695

The following table presents, for the periods indicated, the amount of gross reinsurance premiums assumed by line of business:

(U.S dollars in thousands)	Six Months Ended June 30,
	2007	2006
Reinsurance premiums assumed
Public finance	$898	$251
Structured finance	3,735	4,800
International finance	16,334	14,644

Total	$20,967	$19,695

Reinsurance premiums assumed were $21.0 million for the six months ended June 30, 2007, an increase of $1.3 million or 6.6%, as compared to $19.7 million recorded in the comparable period in 2006. The increase was primarily higher international and public finance premiums assumed, partially offset by a decrease in structured finance assumed premiums. The increase in international finance was primarily due to a few large upfront transactions during the current quarter in the utilities sector. The decrease in structured finance assumed premiums was due to a general decline in volume in this sector. The amount of reinsurance ceded to us depends upon the type and amount of insurance written by primary companies, their capital needs and other factors. Such reinsurance is generally structured on a facultative basis.

Ceded Premiums

We manage our in-force business based on single-risk limits to avoid concentration in single names and to mitigate event risk. For transactions that exceed these limits, we cede the excess to XLI, XL RE AM, or third-party reinsurers. Through these cessions, we gain greater flexibility to manage large single risks and reduce concentration in specific bond sectors and geographic regions. Part of our long-term strategy is to reduce reinsurance to XLI and XL RE AM, and increase our third-party reinsurance relationships. To the extent that we cede a portion of our exposure to one or more reinsurance companies, we can reduce our concentration to particular issuers and help to control the diversification of our in-force business. In addition, use of reinsurance can increase our capacity to write new business and strengthen our capital adequacy.

The following table presents, for the periods indicated, the amount of premiums ceded to XLI, XL RE AM and other third-party reinsurers:

(U.S dollars in thousands)	Six Months Ended June 30,
	2007	2006
Ceded premiums
XLI	$(605)	$(7,743)
XL RE AM	(3,763)	(543)
Other third-party reinsurers	(24,429)	(5,466)

Total	$(28,797)	$(13,752)

All our ceded premiums are from our financial guaranty insurance segment. Ceded premiums were $28.8 million for the six months ended June 30, 2007, an increase of $15.0 million, as compared to $13.8 million recorded in the comparable prior year period. The primary use of reinsurance is to meet the single risk limits established by regulatory bodies. The increase in ceded premiums is due to the issuance of guarantees that exceeded such limits, thus, requiring reinsurance to reduce the company’s exposure. The increase in premiums ceded to other third-party reinsurers during the six months ended June 30, 2007 was primarily due to the placement of reinsurance relating to a large structured finance transaction written at the end of 2006, as well as our reduced reliance on reinsurance capacity from affiliates of XL Capital.

Net Premiums Earned

Financial guarantee upfront premiums are earned in proportion to the expiration of the related risk and financial guarantee installment premiums are earned ratably over the installment period, generally one to six months. In addition, when an insured issue is retired early, is called by the issuer or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time. While reinsurance premiums assumed are earned based on reports from the reinsured companies, we believe that the underlying reinsured companies generally follow the revenue recognition policies and practices discussed above.

The following table presents, for the periods indicated, the amount of earned premiums attributable to upfront and installment policies:

(U.S dollars in thousands)	Six Months Ended June 30,
	2007	2006
Net premiums earned
Upfront policies/contracts	$38,116	$39,554
Installment policies/contracts	62,455	53,800

Total	$100,571	$93,354

Net premiums earned were $100.6 million for the six months ended June 30, 2007, an increase of $7.2 million or 7.7%, as compared to $93.4 million in the comparable period in 2006. The increase in earned premiums was primarily attributable to higher earned premiums in the financial guarantee insurance segment of $6.7 million, which was primarily attributable to growth in earned premiums in our global infrastructure and CDO lines of business, as well as lower reinsurance cessions to XLI, partially offset by a period over period decrease of $18.8 million in earnings from refundings.

Net Investment Income

Net investment income was $56.4 million for the six months ended June 30, 2007, an increase of $25.2 million or 80.8% as compared to $31.2 million in the comparable period in 2006. The increase in net investment income was due primarily to higher average invested assets and higher new money yields. The increase in average invested assets resulted primarily from the net proceeds from our IPO of $341.3 million, cash capital contributions from XL Capital at the effective date of our IPO of $15.0 million, cash received in connection with the commutation and reinsurance agreement referred to above of approximately $22.1 million, the net proceeds from our offerings of the Series A Perpetual Non-Cumulative Preference Shares of $247.3 million, and operating cash flows. See “Investments” for information regarding the credit quality of our debt securities.

The following tables present net investment income, average invested assets, and the effective yield on our average invested assets for the six months ended June 30, 2007 and 2006, and the average duration of our invested assets as of June 30, 2007 and 2006:

(U.S dollars in thousands, except percentages)	Six Months Ended June 30,
	2007	2006
Net investment income	$56,388	$31,191
Average invested assets(1)	$2,340,912	$1,477,765
Effective yield(2)	4.8%	4.2%

(1)	Represents the quarterly average of the amortized cost of debt securities, short-term investments and cash and cash equivalents for the respective periods.

(2)

Effective yield represents net investment income, on an annualized basis, as a percentage of average invested assets during the period. The increase in the effective yield was due to the investment of operating, financing and investing cash flows at higher interest rates.

	As of June 30,
	2007	2006
Average duration in years	3.4	3.4

Net Realized Gains (Losses) on Investments

Net realized losses on investments were $1.5 million for the six months ended June 30, 2007 as compared to a net realized loss of $16.4 million in the comparable period in 2006. Net realized losses during the six months ended June 30, 2007 included approximately $1.0 million of net realized losses relating to sales of certain securities which were made to lengthen the duration of our investment portfolio and an other than temporary impairment charge of $0.3 million relating to two securities. As a result of the aforementioned sales during the six months ended June 30, 2007, the weighted average duration of our investment portfolio increased to 3.4 years at June 30, 2007 from approximately 3.1 at December 31, 2006. During the six months ended June 30, 2006, net realized losses on investments included a $14.0 million impairment charge on certain investments acquired in satisfaction of a claim.

Net Realized and Unrealized Gains (Losses) on Derivative Financial Instruments

The Company’s derivative financial instruments principally include credit default swaps issued to its customers and guarantees of interest rate swap contracts in connection with its guarantees of certain debt obligations. Changes in the fair value of credit default swaps attributable to earnings from premiums received by us from the issuance of such contracts are recorded in net premiums earned in the consolidated statement of operations. In addition, changes in the fair value of credit default swaps attributable to losses from actual and expected payments to counterparties under such contracts are recorded in losses and loss adjustment expense in the consolidated statement of operations, and the remaining components of the change in fair value of credit default swaps, which are attributable to changes in interest rates, credit spreads, credit quality, expected recovery rates and other market factors, are recorded in net realized and unrealized gains (losses) on derivative financial instruments. The Company’s credit default swap portfolio consists of structured pools of corporate obligations that were awarded investment-grade ratings at the deals’ inception. At June 30, 2007, on a net par basis, approximately 97% of the portfolio was rated “AAA” with the remaining 3% rated at or above investment-grade and the weighted average term of the contracts in-force was 8.4 years.

Net realized and unrealized losses on derivative financial instruments, which consisted only of unrealized amounts, were $29.1 million for the six months ended June 30, 2007, an increase of $25.6 million, as compared to net realized and unrealized losses of $3.5 million in the comparable period in 2006. The net unrealized loss on derivative financial instruments reported during the six months ended June 30, 2007 primarily consisted of unrealized losses aggregating $30.0 million on investment grade credit default swaps, partially offset by unrealized gains on insured interest rate swaps aggregating $1.8 million. The unrealized loss on credit default swaps principally resulted from widening credit spreads across most sectors, particularly Senior AAA High-Grade Structured Finance CDOs, which generated $13.8 million of unrealized losses on approximately $14.7 billion of par exposure during the second quarter. The reference spread used to mark these deals increased from 23 bps to 30 bps during the quarter. In addition, our credit default swaps on CDOs of CDOs (CDOs of CDOs are securitizations of CDO’s), generated unrealized losses of $5.1 million during the second quarter due to widening credit spreads in the specific sectors underlying these instruments. We have four such credit default swaps in-force covering $1.2 billion of such notional exposure as of June 30, 2007. In regard to insured interest rate swaps, the $1.8 million of unrealized gains resulted from an increase in the LIBOR benchmark interest rate during the six months ended June 30, 2007.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss adjustment expenses reserves.

The following table presents, for the periods indicated, the activity in our reserves for losses and loss adjustment expenses, net of reinsurance:

(U.S. dollars in thousands)	Financial Guarantee Insurance	Financial Guarantee Reinsurance	Consolidated Total
Beginning balance, January 1, 2007	$71,574	$18,327	$89,901
Case reserve provision	(3,304)	(364)	(3,668)
Loss adjustment expense reserve provision	(5)	9	4
Unallocated reserve provision	5,052	839	5,891

Net losses and loss adjustment expenses	1,743	484	2,227
Paid losses and loss adjustment expenses	(366)	(9)	(375)

Ending balance, June 30, 2007	$72,951	$18,802	$91,753

Beginning balance, January 1, 2006	$60,811	$17,340	$78,151
Case reserve provision	—	646	646
Loss adjustment expense reserve provision	462	144	606
Unallocated reserve provision	4,385	692	5,077

Net losses and loss adjustment expenses	4,847	1,482	6,329
Paid losses and loss adjustment expenses	(1,419)	(144)	(1,563)

Ending balance, June 30, 2006	$64,239	$18,678	$82,917

For the six months ended June 30, 2007, net losses and loss adjustment expenses were $2.2 million, a decrease of $4.1 million or 65.1%, as compared to $6.3 million reported in the comparable period in 2006. The decrease consisted of lower losses and loss adjustment expenses in our financial guarantee insurance and reinsurance segments of $3.1 million and $1.0 million, respectively.

Lower net losses and loss adjustment expenses in the financial guarantee insurance segment during the six months ended June 30, 2007 resulted primarily from favorable development of case basis reserves of $3.8 million, offset in part by an increase in unallocated reserves of $0.7 million resulting from the growth of our in-force business. The favorable development of case basis reserves was primarily attributable to a case basis reserve relating to an insured obligation supported by subprime mortgage loans which was accelerated, fully paid, and defeased pursuant to the exercise of a clean-up call by the sponsor of the securitization in late March of 2007 (See Note 9 (c) to the Unaudited Interim Consolidated Financial Statements elsewhere herein for details).

Lower net losses and loss adjustment expenses in the financial guarantee reinsurance segment during the six months ended June 30, 2007 resulted primarily from favorable development of case basis reserves of $1.1 million, offset in part by an increase in unallocated reserves of $0.1 million resulting from the growth of our in-force business.

Acquisition Costs, Net

The following table presents the components of acquisition costs, net, during the periods indicated:

(U.S dollars in thousands)	Six Months Ended June 30,
	2007	2006
Amortization of deferred acquisition costs and ceding commissions
Financial Guarantee Insurance:
Acquisition costs	$7,579	$9,232
Ceding commissions	(2,472)	(4,903)

Net acquisition costs	5,107	4,329
Financial Guarantee Reinsurance:
Acquisition costs	2,642	2,895

Acquisition costs, net	$7,749	$7,224

Acquisition costs, net, increased $0.5 million, or 7% in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, primarily driven by a decrease in ceding commission revenue in the financial gurantee insurance segment of $2.4 million, partially offset by decreased acquisition costs in the financial guarantee insurance segment of $1.7 million due to a decrease in refunding activity from the year ago period. Accelerated amortization due to refundings was $0.9 million in the current period compared to $2.1 million in the year ago period. Excluding the impact of refundings, the decrease of $0.5 million was due to a decrease in the amortization rate from the prior year resulting from a lengthening of the remaining life of the portfolio. The decrease in ceding commission revenue in the financial gurantee insurance segment was driven by lower ceded reinsurance. Business previously ceded to XLI was commuted back to the Company coincident with the IPO in the third quarter of 2006. As such, we retain more business written as compared to 2006, which resulted in a decrease of ceding commission revenue of 50%, from $4.9 million in 2006 to $2.5 million in 2007, consistent with the significant decrease in ceded premium earned observed from 2006 to 2007 ($18.2 million vs. $9.1 million).

Acquisition costs in the financial guarantee reinsurance segment represent commissions paid to acquire assumed business. Amortization of acquisition costs in the financial guarantee reinsurance segment was $2.6 million in the six months ended June 30, 2007, decreasing $0.3 million versus the comparable period in 2006, due to higher letter of credit fees in the year ago period. Excluding the impact of the letter of credit fees, acquisition costs in the financial guarantee reinsurance segment were relatively flat quarter over quarter, consistent with only a slight increase in reinsurance net premiums earned ($14.2 million in 2007 versus $13.7 million in 2006).

Operating Expenses

Operating expenses were $50.6 million for the six months ended June 30, 2007, an increase of $16.0 million or 46.2%, as compared to $34.6 million in the comparable period in 2006. Operating expenses for the six months ended June 30, 2007 are comprised of operating expenses of our financial guarantee insurance and reinsurance segments, as well as corporate operating expenses, which consist of costs associated with SCA being a stand-alone public company. Operating expenses of our financial guarantee insurance and reinsurance segments aggregated $42.0 million for the six months ended June 30, 2007, an increase of 7.4 million, as compared to $34.6 million in the same period in 2006. The increase in operating expenses of our financial guarantee insurance and reinsurance segments resulted primarily from increased compensation related to a net increase in the number of our employees, an increase in the volume of our credit default swap business (the costs of which cannot be deferred), and continued investment in our infrastructure. During the six months ended June 30, 2007, we reported corporate operating expenses of $8.7 million, which included approximately $1.0 million of expense incurred by the Company in connection with the secondary offering of SCA common shares by XL Capital. See

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Organization Background, Initial Public Offering, and Ownership by XL Capital” and Note 6 to the Unaudited Interim Consolidated Financial Statements included elsewhere herein.

Income tax expense

Income tax expense was $0.7 million for the six months ended June 30, 2007, an increase of $0.9 million, as compared to a benefit of $0.2 million recorded in the comparable period in 2006. See Note 7 to the Unaudited Interim Consolidated Financial Statements included elsewhere herein.

Minority Interest – Dividends on Redeemable Preferred Shares

Dividends on redeemable preferred shares were $1.9 million for the six months ended June 30, 2007, a decrease of $3.8 million, as compared to $5.7 million recorded during the same period in 2006.

The decrease in dividends on the redeemable preferred shares of XLFA during the six months ended June 30, 2007, as compared to the comparable period in 2006 was due to an amendment of the terms of the preferred shares pursuant to an agreement with the holders of such securities in April 2006 and a change in the stated value of such securities in connection with the payment of an extraordinary dividend on March 30, 2007 of $15.0 million.

In accordance with the aforementioned amendment: (i) the participating dividend of the preferred shares, which was in effect prior to 2006, was eliminated, (ii) the stated value of the redeemable preferred shares held by FSAH was increased to $54.0 million, and (iii) the fixed dividend rate, which was in effect prior to 2006, was changed to a fixed rate of 8 1/4%. As a result of the aforementioned amendments to the dividend provisions of the preferred shares, dividends on the preference shares will be $1.1 million quarterly subsequent to March 31, 2006.

In connection with the extraordinary dividend the stated value of the redeemable preferred shares was reduced by $15.0 million. As a result of the reduction in stated value, dividends on the redeemable preferred shares will be $0.8 million quarterly subsequent to March 31, 2007. See “Liquidity and Capital Resources—XLFA Redeemable Preferred Shares Extraordinary Dividend.”

Dividends on SCA Series A Preference Shares

Because dividends on our SCA Series A Preference Shares are non-cumulative and the declaration of such dividends are subject to the discretion of the Company’s Board of Directors, under GAAP such dividends can only be recognized when declared by the board and may not be accreted ratably over the each fiscal year. In addition, because the governing documents underlying the SCA Series A Preference Shares provide for semi-annual dividends, dividends will only be recognized during the third and first quarters of each fiscal year, if declared by the Board of Directors. During the three and six months ended June 30, 2007 no dividends on our SCA Series A Preference Shares were declared by our Board of Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Offering of Series A Perpetual Non-Cumulative Preference Shares” and Notes 13 and 14 to the unaudited interim consolidated financial statements.

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

Changes in the valuation of our invested assets reflect changes in interest rates (for example, changes in the level, slope and curvature of yield curves, volatility of interest rates, mortgage prepayment speeds and credit spreads) and credit quality. Market risk therefore arises due to the uncertainty surrounding the future valuations of these different assets, the factors that impact their values and the impact that this could have on our earnings.

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

As of June 30, 2007, our consolidated fixed-income portfolio consisted of debt securities, short-term investments and cash and cash equivalents with a carrying value of $2.2 billion, $0.1 million and $0.2 million, respectively. Our debt securities are designated as available for sale in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fixed- income portfolio is reported at fair value in accordance with SFAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. Short-term investments consist of securities with maturities equal to or greater than 90 days but less than one year at time of purchase.

The average duration of our investment portfolio was 3.4 years as of June 30, 2007, as compared to 3.1 years as of December 31, 2006.

Our fixed-income portfolio is exposed to credit and interest rate risk. As of June 30, 2007, the fair value of our fixed-income portfolio was approximately $2.5 billion, as compared to approximately $2.0 billion as of December 31, 2006.

The table below shows the percentage of our fixed-income portfolio (excluding cash and cash equivalents) by credit rating as of June 30, 2007:

Credit Rating(1):	Total
AAA	76.9
AA	10.5
A	12.4
BBB	.2

Total	100.0%

(1)	As of June 30, 2007 the average credit quality of our fixed-income portfolio was “AA+.”

As of June 30, 2007, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented 6.9% of the total fixed-income portfolio and approximately 33.2% of all corporate holdings. As of June 30, 2007, none of our corporate holdings exceeded 1.0% of our total fixed-income portfolio.

Our fixed-income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed-income security to changes in interest rates. We manage interest rate risk by setting duration targets for our investment portfolio, thus mitigating the overall economic effect of interest rate risk. We remain nevertheless exposed to accounting interest rate risk since the assets are marked-to-market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as of June 30, 2007 would have decreased the fair value of our fixed-income portfolio by approximately 3.4%, or $83.2 million.

The following table summarizes our consolidated investment portfolio as of June 30, 2007:

(U.S. dollars in thousands)	Amortized Cost	As of June 30, 2007		Fair Value
		Gross Unrealized Gains	Gross Unrealized Losses
Debt securities
Mortgage-backed and asset-backed securities	$1,435,308	$891	$(24,123)	$1,412,076
U.S. Government and government agencies	296,472	306	(10,015)	286,763
Corporate	516,455	641	(9,128)	507,968
Non-U.S. sovereign government	11,065	65	(174)	10,956
U.S. states and political subdivisions of the states	373	—	(5)	368

Total debt securities	$2,259,673	$1,903	$(43,445)	$2,218,131

Short-term investments
Total short-term investments	$57,501	$4	$(226)	$57,279

The amortized cost and estimated fair value of debt securities and short-term investments available for sale as of June 30, 2007, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. dollars in thousands)	As of June 30, 2007
	Amortized Cost	Fair Value
Due within one year	$57,501	$57,279
Due after one through five years	453,392	447,329
Due after five through ten years	327,575	316,498
Due after ten years	43,398	42,228

Mortgage-backed and asset-backed securities	1,435,308	1,412,076

Total	$2,317,174	$2,275,410

The following table presents the aggregate gross unrealized losses and fair values by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007.

(U.S. dollars in thousands)	As of June 30, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities
Mortgage and asset-backed securities.	$755,688	$(12,340)	$336,971	$(11,783)	$1,092,659	$(24,123)
U.S. Government and government agencies	84,163	(2,122)	177,936	(7,995)	262,099	(10,117)
Corporate	226,311	(3,047)	205,511	(6,205)	431,822	(9,252)
U.S. States and political subdivisions	367	(5)	—	—	367	(5)
Non-U.S. sovereign government	495	(10)	8,433	(164)	8,928	(174)

Total debt securities and short-term investments	$1,067,024	$(17,524)	$728,851	$(26,147)	$1,795,875	$(43,671)

Securities in a continuous unrealized loss position for 12 months or more consist of U.S. Government and Agency securities, including mortgage-backed securities issued by U.S. Government agencies,

aggregating $10.7 million and corporate, mortgage-backed, and asset-backed securities (“non-government securities”) aggregating $15.4 million. Of the non-government securities 57.9%, 78.7%, 98.2% and 100% are rated “AAA”, “AA-” or better, “A-” or better and “BBB+” or better, respectively. In addition, of the non-government securities in a continuous unrealized loss position for 12 months or more, securities aggregating 62% of the total unrealized loss in such category have a price decline of less than 6% from their amortized cost and 38% have a price decline greater than 6% but less than 10% of their amortized cost as of June 30, 2007.

Liquidity and Capital Resources

Liquidity Resources

We define liquidity resources to include: our total investments in debt securities, short-term investments, cash and cash equivalents, accrued investment income, the capacity for revolving credit loans under our Letter of Credit and Liquidity Facility (see “– Letter of Credit and Liquidity Facility” below for details), and with respect to XLFA, our soft capital credit facility (see “– XLFA Soft Capital Facility” below for details). At June 30, 2007 and December 31, 2006 our total liquidity resources on a consolidated basis were $2.9 billion and $2.6 billion, respectively.

Our total consolidated net cash inflows for the six months ended June 30, 2007 were $328.8 million, which consisted of $101.1 million in net cash flow generated by operations and $227.7 million of net cash flow generated by financing activities, which is net of $19.5 million used to pay dividends to holders of our common shares and the redeemable preferred shares of our subsidiary (see “XLFA Redeemable Preferred Shares Extraordinary Dividend” below for details). Net cash inflow from operations was driven by new business written and investment income and net cash inflow from financing activities was driven from our issuance of Series A Perpetual Non-Cumulative Preference Shares discussed below. Net cash used in investing activities was $346.9 million, reflective of the investment of cash from operations and the preference share offering.

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

On April 5, 2007, we consummated the sale of $250 million of our SCA Series A Preference Shares which were offered for sale pursuant to a private placement. Gross proceeds from the offering were $250.0 million, offering costs were $3.4 million, and net proceeds were $247.2 million. The SCA Series A Preference Shares are perpetual securities with no fixed maturity date and, if declared by the Board of SCA, will pay a fixed dividend, on a semi-annual basis during the first and third quarters of each fiscal year, at the annualized rate of 6.88% until September 30, 2017. After such date, the Series A Preference Shares, if declared by the Board of SCA, will pay dividends, on a quarterly basis, at a floating rate based on three-month LIBOR plus 2.715%. Dividends on the SCA Series A Preference Shares are non-cumulative and the SCA Series A Preference Shares have a liquidation preference of $1,000 per preference share.

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

SCA Liquidity

As a holding company, our cash flow consists of dividends from our insurance subsidiaries (XLCA and XLFA), if declared and paid, and investment income on our invested assets, offset by expenses incurred for employee compensation and other expenses consisting primarily of costs incurred as a stand-alone public company, including: board of directors fees, directors and officers liability insurance, independent auditor fees, stock registrar and listing fees, legal fees, and annual report and proxy production and distribution costs. The payment of dividends or advances from our insurance subsidiaries is subject to regulatory restrictions. In addition, the ability of our insurance subsidiaries to conduct business depends upon ratings from independent rating agencies and, consequently, they are subject to rating agency imposed restrictions which also may affect their ability to pay dividends or make advances. As a result of the aforementioned regulatory and rating agency restrictions, there can be no assurance that our insurance subsidiaries will be able to pay dividends or make advances, or that any dividends or advances paid by our insurance subsidiaries will be sufficient to fund our cash requirements or that we will not be required to seek external debt or equity financing to meet our operating expenses.

In the ordinary course of business, we evaluate our liquidity resource needs in light of our expenses, our dividend policy, and the dividend paying ability of our insurance subsidiaries. Based on our liquidity resources (see definition above) as of June 30, 2007, which aggregated $281.2 million, the income we expect to receive from such liquidity resources, we believe that our holding company will have sufficient liquidity to pay its operating expenses and anticipated dividends over the next twelve months. During the six months ended June 20, 2007, our board of directors declared quarterly dividends on our common shares which were paid on March 30, 2007 and June 29, 2007, respectively, and which aggregated approximately $2.6 million. In addition, on July 31, 2007 our board of directors declared a quarterly dividend of $.02 per common share payable on September 28, 2007 to shareholders of record on September 14, 2007. Also, on July 31, 2007 our board of directors declared a semi-annual dividend on the SCA Series A Preference Shares aggregating $8.4 million, which is payable on October 1, 2007 to shareholders of record of the SCA Series A Preference Shares on September 28, 2007. Any future dividends will be subject to the discretion and approval of the Board of Directors.

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

Operating Subsidiaries Liquidity

Liquidity resources at our operating subsidiaries are primarily used to pay their operating expenses, claims, payment obligations with respect to credit derivatives, reinsurance premiums, support in force business, and pay dividends to us, as well as in the case of XLCA to make investments from time to time in its subsidiary, XLCA-UK. Our operating subsidiaries’ principal sources of liquidity resources are their portfolio of liquid assets and their net operating cash flow, as well as, in the case of XLFA, the soft capital facility described under “– XLFA Soft Capital Facility” below. Liquidity resources can be affected by changes in interest rates and the amount and timing of loss payments as well as the other factors described under “– Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Factors Affecting Profitability.”

Our operating subsidiaries’ liquid assets include substantial U.S. Treasury holdings, short-term investments and readily marketable debt securities. These liquidity resources are subject to market conditions, regulation and rating agency requirements and we cannot guarantee that they will have sufficient liquidity resources in the future or that they will not have to seek alternative sources of liquidity, which may be more expensive than their current liquidity resource options. We believe, however, that our operating subsidiaries’ sources of liquidity are adequate to meet their anticipated needs for at least the next twelve months.

XLCA

Cash Flows. XLCA reported net cash (used in) operating activities of ($13.7) million for the six months ended June 30, 2007 compared to $33.8 million of net cash provided by operating activities in the comparable period in 2006. Net cash provided by operating activities decreased by $47.5 million. The decrease in XLCA’s cash flow from operations is primarily due to: (i) slightly lower business production (particularly in the public finance sector), as compared to the comparable prior year period, and (ii) a higher proportion of installment business, as compared to upfront business, during the six months ended June 30, 2007, as compared to the comparable period in 2006, offset in part by (iii) XLCA’s higher retention of business resulting from the change in its quota share arrangement with XLFA, whereby effective July 1, 2006 XLCA began ceding up to 75% of its business to XLFA, as compared with 90% prior thereto.

XLCA reported net cash provided by used in investing activities was $20.8 million and $19.8 million for the six months ended June 30, 2007 and 2006, respectively. Cash used in investing activities is primarily a result of investing cash generated from operating activities—see “Liquidity Resources” above.

As of June 30, 2007 and December 31, 2006, XLCA had readily marketable debt securities and short-term investments with a carrying value of $358.7 million and $347.2 million, respectively. In addition, at those dates, approximately 99.9% of XLCA’s fixed income portfolio was rated “A” or higher.

XLFA

Cash Flows. XLFA reported net cash provided by operating activities of $128.8 million for the six months ended June 30, 2007 compared to $125.4 million in the comparable period in 2006. Net cash provided by operating activities increased by $3.4 million, driven by new business written and investment income.

XLFA reported net cash provided by (used in) financing activities was $208.1 million and ($2.6 million) for the six months ended June 30, 2007 and 2006, respectively. The current year net inflow reflects the contribution of $225.0 million of net proceeds of our Series A perpetual non-cumulative preference shares, partially offset by dividends paid to holders of the redeemable preferred shares of XLFA.

XLFA reported net cash provided used in investing activities was $323.8 million and $99.1 million for the six months ended June 30, 2007 and 2006, respectively. Cash used in investing activities is primarily a result of investing cash generated from operating activities and financing activities – see “Liquidity Resources” above.

As of June 30, 2007 and December 31, 2006, XLFA had readily marketable debt securities and short-term investments with a carrying value of $1.9 billion and $1.6 billion, respectively. In addition, at those dates, approximately 99.7% of XLFA’s fixed income portfolio was rated “A” or higher.

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

The credit and liquidity facility contains financial covenants that require that SCA at any time (a) prior to August 4, 2008, maintain a minimum net worth of $857.4 million, (b) after August 4, 2008, maintain a minimum net worth equal to the greater of (1) $857.4 million (our net worth, defined as total shareholders’ equity before accumulated other comprehensive income, was approximately $1,696.0 million as of June 30, 2007) or (2) an amount equal to 65% of the consolidated net worth as of the end of the then most recent fiscal year or fiscal quarter of SCA for which financial statements shall have been delivered, and (c) maintain a maximum total funded debt-to-total capitalization ratio of 30% (as of June 30, 2007, we had no debt outstanding). The letter of credit and liquidity facility also contains certain covenants, including restrictions on mergers, acquisitions and other business consolidations; the sale of assets; incurrence of indebtedness; liens on our assets; and transactions with affiliates. In addition, the letter of credit and liquidity facility contains certain customary provisions regarding events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to certain other indebtedness, certain events of bankruptcy and insolvency, material judgments, certain events under the Employee Retirement Income Security Act of 1974, as amended, and changes of control.

As of June 30, 2007, the Company had letters of credit outstanding under the Facility of $176.7 million, which were established for the benefit of primary insurance companies reinsured by the Company, as explained below. No revolving loans have been drawn by the Company under the Facility since its inception. For the three and six months ended June 30, 2007, the Company incurred expenses of $0.2 million and $0.3 million under the Facility. In the comparable prior period in 2006, XL Capital had drawn letters of credit under its credit facility with a syndicate of commercial banks for the benefit of primary companies reinsured by the Company. For the three and six months ended June 30, 2006, the Company incurred expenses of $0.1 million and $0.3 million related to letters of credit drawn by XL Capital for the benefit of primary companies reinsured by the Company.

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

As of June 30, 2007 and December 31, 2006, we had $65.8 million and $70.8 million in reinsurance recoverables from our reinsurers relating to specific case reserves. The following table presents, by reinsurer, the amount of our in-force principal exposure ceded to reinsurers as of June 30, 2007 and December 31, 2006:

(U.S. dollars in billions, except percentages)	As of June 30 2007		As of December 31, 2006
	Ceded Par Outstanding	% of Gross Outstanding	Ceded Par Outstanding	% of Gross Outstanding
XL RE AM	$2.1	1.4%	$0.9	0.7%
XLI(1)	0.7	0.5%	0.7	0.5%
AAA Companies(2)	4.0	2.6%	2.5	2.0%
AA Companies & others(3)	4.5	2.8%	3.2	2.5%

Total	$11.3	7.3%	$7.3	5.7%

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

XLFA Redeemable Preferred Shares Extraordinary Dividend

On February 27, 2007, the board of directors of XLFA approved: (i) an extraordinary dividend of $15.0 million on its Series A Redeemable Preferred Shares, and (ii) a reduction in the stated value of the remaining outstanding Series A Redeemable Preferred Shares by a corresponding amount. Payment of the extraordinary dividend and the reduction in the stated value of the Series A Redeemable Preferred Shares occurred on March 30, 2007. This transaction was accounted for as a redemption of the preferred shares. As a result of the reduction in stated value, dividends on the Series A Redeemable Preferred Shares will be $0.8 million quarterly subsequent to March 31, 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosure regarding our exposures to market risk, as well as our objectives, policies and strategies relating to the management of such risks, is set forth in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007. Our relative sensitivity to changes in fair value from interest rates and equity prices at June 30, 2007 is not materially different from that presented in such report.

ITEM 4. CONTROLS AND PROCEDURES

Not Applicable. See Item 4T. “Controls and Procedures” below.

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

ITEM 1A. RISK FACTORS

Risk Associated with a Recently Proposed Statement of Financial Accounting Standards (“SFAS”) Pertaining to Accounting for Financial Guarantee Insurance Contracts. On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued Proposed SFAS, Accounting for Financial Guarantee Insurance Contracts–an interpretation of FASB Statement No. 60. This proposed Statement would clarify how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts. This proposed Statement, among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. In addition, this proposed Statement would require that the measurement of the initial deferred premium revenue (liability) be the present value of the contractual premium due pursuant to the terms of the financial guarantee insurance contract, thereby changing current industry accounting practice with respect to insurance contracts priced on an installment basis by requiring that the present value of all contractual premiums due under such contracts, currently or in the future, be recorded on the company’s balance sheet as premiums receivable. Under current industry practice such premiums are not reflected on the balance sheet. We expect that the initial effect of applying the revenue recognition provisions of the Statement as currently proposed will be material to the Company’s financial statements and that implementation of the proposed guidance in regard to the recognition of claim liabilities will cause the Company to de-recognize its reserves for unallocated losses and loss adjustment expenses and preclude it from providing such reserves in the future. The comment period for the proposed Statement expired on June 18, 2007. A round table discussion between the FASB and interested parties who provided comments on the proposed Statement has been rescheduled to early September 2007 from mid-July of 2007. Currently the proposed Statement is due to be effective for fiscal years beginning after December 15, 2007. The Company is continuing to evaluate the effect of the proposed Statement on its financial statements. See Note 4 to the Unaudited Interim Consolidated Financial Statements for further information.

The costs of services, leasing, reinsurance, and other arrangements provided by XL Capital may increase. Effective upon our IPO, we and XL Capital entered into a series of service agreements pursuant to which XL Capital provides us, for a period of up to two years, transitional services, including treasury, payroll and other financial services, human resources and employee benefit services, legal services, information systems and network services, tax and treasury services, investment management and procurement and sourcing support. We also entered into a transition agreement with XL Capital, which governs the relationship between us and XL Capital and reinsurance agreements with subsidiaries of XL Capital.

Each service agreement provides that, on or before August 15, 2007, SCA shall submit to XL Capital a list of the types of services required from XL Capital for the period from January 1, 2008 through August 4, 2008. Pursuant to the service agreements, costs and services will be determined no later than September 15, 2007. There can be no assurance that our costs under the service agreements will not materially increase as a result of this process.

Refer to Risk Factors in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007, for information in regard to the Company’s other Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See information contained in Company’s Current Reports on Form 8-K filed on March 30, 2007 and April 10, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual General Meeting of holders (the “Shareholders”) of Common Shares held on May 4, 2007 at the Fairmont Hamilton Princess, 76 Pitts Bay Road, Pembroke HM 11 Bermuda, the Shareholders approved the following:

1. The election of three Class II Directors to hold office until 2010:

	Votes in Favor	Votes Withheld
Paul S. Giordano	58,795,222	438,189
Robert M. Lichten	58,792,722	440,689
Alan Z. Senter	58,792,822	440,589

In addition, the terms of the following Directors continued after the Annual General Meeting: Michael P. Esposito, Jr., Brian O’Hara, E. Grant Gibbons, Bruce G. Hannon, Mary R. Hennessy, and Coleman Ross.

2. The appointment of PricewaterhouseCoopers LLP, New York, New York, to act as the registered independent public accounting firm for the Company for the year ending December 31, 2007:

Votes In Favor	Votes Against	Abstentions
59,228,568	4,753	100

3. The Amended and Restated 2006 Long Term Incentive and Share Award Plan was approved.

Votes In Favor	Votes Against	Abstentions
56,142,862	406,930	961,312

4. The Amended and Restated Annual Incentive Compensation Plan was approved.

Votes In Favor	Votes Against	Abstentions
57,844,655	470,417	918,339

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
4.1	Replacement Capital Covenant, dated April 5, 2007, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on April 10, 2007 (File No. 001-32950).
4.2	Registration Rights Agreement, dated April 5, 2007, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on April 10, 2007 (File No. 001-32950).
4.3	Extract of the Minutes of a Meeting of a Subcommittee of the Finance and Risk Oversight Committee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2007 (File No. 001-32950).
10.1

Amended and Restated Annual Incentive Compensation Plan, adopted as of May 4, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2007 (File No. 001-32950).

10.2

Amended and Restated 2006 Long-Term Incentive and Share Award Plan, adopted as of May 4, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 10, 2007 (File No. 001-32950).

31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certification.
99.1

XL Capital Assurance Inc. and Subsidiary interim consolidated financial statements (unaudited) as of June 30, 2007 and December 31, 2006 and for the three and six month periods ended June 30, 2007 and 2006.

99.2	XL Financial Assurance Ltd interim financial statements (unaudited) as of June 30, 2007 and December 31, 2006 and for the three and six month periods ended June 30, 2007 and 2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL ASSURANCE LTD (Registrant)

Date: August 10, 2007	/s/ PAUL S. GIORDANO
Paul S. Giordano President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 10, 2007	/s/ DAVID P. SHEA
David P. Shea Executive Vice President and Chief Financial Officer
(Principal Financial Officer)