Form 10-Q
period 2007-09-30
Security Capital Assurance Ltd
filed 2007-11-14
CIK 1358164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

As of November 13, 2007, there were 65,301,813 outstanding Common Shares, $0.01 par value per share, of the registrant.

SECURITY CAPITAL ASSURANCE LTD
INDEX TO FORM 10-Q

	PART I. FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:
	Interim Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	3
	Interim Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three Months Ended September 30, 2007 and 2006 (Unaudited) and the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	4
	Interim Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2007 (Unaudited) and the Year Ended December 31, 2006	5
	Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	6
	Notes to Unaudited Interim Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64
Item 4.	Controls and Procedures	64
Item 4T.	Controls and Procedures	64
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	65
Item 1A.	Risk Factors	65
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3.	Defaults Upon Senior Securities	66
Item 4.	Submission of Matters to a Vote of Security Holders	66
Item 5.	Other Information	66
Item 6.	Exhibits	67
	Signatures	68

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	(Unaudited) As of September 30, 2007	As of December 31, 2006
ASSETS
Investments
Debt securities available for sale, at fair value (amortized cost: 2007 – $2,335,169; 2006 – $1,755,184)	$2,322,462	$1,736,462
Short-term investments, at fair value (amortized cost: 2007 – $49,492; 2006 – $222,930)	49,317	221,901

Total investments	2,371,779	1,958,363
Cash and cash equivalents	204,557	202,548
Accrued investment income	17,671	16,515
Deferred acquisition costs	107,278	93,809
Prepaid reinsurance premiums	98,362	59,983
Premiums receivable	27,975	12,936
Reinsurance balances recoverable on unpaid losses	83,425	88,616
Intangible assets – acquired licenses	11,529	11,529
Deferred income tax asset	28,220	18,182
Derivative assets	2,650	11,976
Other assets	31,693	22,357

Total assets	$2,985,139	$2,496,814

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$181,385	$178,517
Deferred premium revenue	907,592	795,906
Derivative liabilities	166,376	5,117
Reinsurance premiums payable	24,784	13,952
Payable for investments purchased	—	5,435
Accounts payable, accrued expenses and other liabilities	71,982	77,351

Total liabilities	1,352,119	1,076,278

Commitments and contingencies
Minority interest – redeemable preferred shares of subsidiary.	39,000	54,016

Shareholders’ Equity
Series A perpetual non-cumulative preference shares – (Par value $0.01 per share; 250,000 shares authorized; issued and outstanding – At September 30, 2007: 250,000, at December 31, 2006: 0; liquidation value $250,000)	3	—
Additional paid-in capital	246,590	—

Total paid-in-capital, preferred equity	246,593	—
Common shares – (Par value $0.01 per share; 500,000,000 shares authorized; shares issued and outstanding – at September 30, 2007: 65,288,845, at December 31, 2006: 64,634,292)	653	646
Additional paid-in capital	992,187	987,798

Total paid-in capital, common equity	992,840	988,444
Retained earnings	367,243	397,781
Accumulated other comprehensive loss	(12,656)	(19,705)

Total shareholders’ equity	1,594,020	1,366,520

Total liabilities, minority interest and shareholders’ equity	$2,985,139	$2,496,814

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(U.S. dollars in thousands, except per share amounts)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Gross premiums written	$88,135	$65,081	$242,787	$235,212
Reinsurance premiums assumed	22,645	20,489	43,612	40,184

Total premiums written	110,780	85,570	286,399	275,396
Ceded premiums	(25,546)	14,908	(54,343)	1,156

Net premiums written	85,234	100,478	232,056	276,552
Change in net deferred premium revenue	(27,057)	(55,023)	(73,308)	(137,743)

Net premiums earned (net of ceded premiums earned of $6,892, $1,576, $15,966 and $19,800)	58,177	45,455	158,748	138,809
Net investment income	31,621	21,835	88,009	53,026
Net realized gains (losses) on investments	8	(156)	(1,534)	(16,556)
Net unrealized losses on credit derivatives	(142,975)	(3,216)	(172,079)	(6,765)
Fee income and other	—	59	85	2,290

Total revenues	(53,169)	63,977	73,229	170,804

Expenses
Net losses and loss adjustment expenses	7,365	4,994	9,592	11,323
Acquisition costs, net	4,394	5,824	12,143	13,048
Operating expenses	25,604	20,861	76,227	55,448

Total expenses	37,363	31,679	97,962	79,819

(Loss) income before income tax and minority interest	(90,532)	32,298	(24,733)	90,985
Income tax (benefit) expense	(9,885)	2,747	(9,174)	2,559

(Loss) income before minority interest	(80,647)	29,551	(15,559)	88,426
Minority interest – dividends on redeemable preferred shares	805	1,139	2,723	6,877

Net (loss) income	(81,452)	28,412	(18,282)	81,549
Dividends on Series A perpetual non-cumulative preference shares	8,409	—	8,409	—

Net (loss) income available to common shareholders	$(89,861)	$28,412	$(26,691)	$81,549

Earnings per share available to common shareholders:
Basic	$(1.40)	$0.49	$(0.42)	$1.63
Diluted	$(1.40)	$0.49	$(0.42)	$1.63
Weighted-average common shares outstanding:
(Shares in thousands)
Basic	64,159	58,068	64,144	50,151
Diluted	64,159	58,095	64,144	50,160
Comprehensive (loss) income:
Net (loss) income	$(81,452)	$28,412	$(18,282)	$81,549
Change in unrealized appreciation of investments, net of deferred tax expense of $0, $0, $181, and $57	28,881	31,991	7,049	2,652

Total comprehensive (loss) income	$(52,571)	$60,403	$(11,233)	$84,201

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONSOLIDATED
STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Series A perpetual non-cumulative preference shares
Balance – beginning of year	$—	$—
Issuance of shares	3	—

Balance – end of period	3	—

Additional paid-in capital, preferred equity
Balance – beginning of year	—	—
Issuance of Series A perpetual non-cumulative preference shares, net of underwriting fees and issuance costs	246,590	—

Balance – end of period	246,590	—

Common shares
Balance – beginning of year	646	461
Issuance of common shares	7	185

Balance – end of period	653	646

Additional paid-in capital, common equity
Balance – beginning of year	987,798	605,951
Initial public offering proceeds, net of underwriting fees and issuance costs	(250)	341,082
Restricted stock and stock options	4,400	827
Capital contributions	239	39,938

Balance – end of period	992,187	987,798

Retained Earnings
Balance – beginning of year	397,781	281,709
Net (loss) income	(18,282)	117,355
Dividends on Series A perpetual non-cumulative preference shares	(8,409)	—
Dividends on common shares	(3,847)	(1,283)

Balance – end of period	367,243	397,781

Accumulated Other Comprehensive Loss
Balance – beginning of year	(19,705)	(20,307)
Net change in unrealized appreciation of investments, net of deferred tax expense of $0 in 2007 and $45 in 2006	7,049	602

Balance – end of period	(12,656)	(19,705)

Total shareholders’ equity	$1,594,020	$1,366,520

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONSOLIDATED
STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30,
	2007	2006
Cash provided by operating activities:
Net (loss) income	$(18,282)	$81,549

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized losses on investments	1,534	16,556
Net unrealized losses on credit derivatives	172,079	6,765
Amortization of premium on bonds	1,875	2,721
Minority interest – dividends on redeemable preferred shares	2,723	6,877
Deferred tax (benefit) expense	(9,857)	3,486
Increase in accrued investment income	(1,156)	(1,605)
Increase in deferred acquisition costs	(13,469)	(26,014)
(Increase) decrease in prepaid reinsurance premiums	(38,379)	20,956
Increase in premiums receivable	(15,039)	(7,454)
Decrease (increase) in reinsurance balances recoverable on unpaid losses	5,191	(1,093)
Increase in unpaid losses and loss adjustment expenses	2,868	9,282
Increase in deferred premium revenue	111,686	116,862
Increase in reinsurance premiums payable	10,832	9,216
Other, net	(6,232)	21,547

Total adjustments	224,656	178,102

Net cash provided by operating activities	206,374	259,651

Cash flows from investing activities:
Proceeds from sale of debt securities	60,032	229,814
Purchases of debt securities	(837,685)	(806,774)
Net sales of short-term investments	110,209	73,157
Proceeds from maturity of debt securities and short term investments	252,024	45,103
Other, net	(5,943)	(49)

Net cash used in investing activities	(421,363)	(458,749)

Cash flows from financing activities:
Proceeds from issuance of preference shares less underwriters’ allowance and issuance costs paid	246,993	—
Proceeds from issuance of common stock less underwriters’ allowance and issuance costs paid	—	344,175
Cash from contributed subsidiary	—	7,304
Cash contributions from XL Capital Ltd	—	15,028
Liquidating dividend on redeemable preferred shares	(15,016)	—
Dividends on common shares	(3,847)	—
Dividends on Series A perpetual non-cumulative preference shares	(8,409)	—
Dividends on redeemable preferred shares	(2,723)	(3,685)

Net cash provided by financing activities	216,998	362,822

Increase in cash and cash equivalents	2,009	163,724
Cash and cash equivalents – beginning of year	202,548	54,593

Cash and cash equivalents – end of period	$204,557	$218,317

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

Interim consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, the results of operations for the interim periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These interim consolidated financial statements of the Company should be read in conjunction with the annual audited consolidated financial statements of the Company as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 included in the Company’s

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007.

For the three and nine month periods ended September 30, 2006, certain expenses reflected in the financial statements include allocations of expenses by XL Capital related to general and administrative services provided to the Company. These expenses were allocated based on estimates of the cost incurred by XL Capital to provide these services to the Company. Management believes that the methods used to estimate the costs allocated to the Company are reasonable. However, these results do not necessarily represent what the historical consolidated financial position, results of operations and cash flows would have been if the Company had been a separate stand-alone entity during such periods.

3.  Derivative Financial Instruments

The Company issues and reinsures credit default swap contracts and certain other credit derivatives. Under the terms of its credit default swap contracts the Company is generally required to make payments to its counterparty in the event of specific credit events relating to assets referenced in the contracts after exhaustion of various first-loss protection levels. These credit events are contract-specific, but generally cover bankruptcy and failure to pay. These credit derivatives are not subject to collateral or margin requirements. Accordingly, the credit default swap contracts function like the guarantees of debt obligations that the Company provides in the form of insurance.

Assets referenced in the Company’s in-force credit default swap contracts consist of structured pools of corporate obligations. Such pools were awarded investment-grade ratings at the deals’ inception. At September 30, 2007, the notional amount outstanding of the Company’s in-force credit default swap contracts was $52.4 billion ($49.2 billion net of reinsurance) and the weighted average term of such contracts was 8.3 years. In addition, based on such notional amount, as of September 30, 2007 approximately 95.6% of referenced assets underlying such in-force contracts were rated (based on Standard & Poor’s ratings) “AAA”, with the remaining 4.4% rated at or above investment-grade.

The Company’s policy is to hold its credit default swap contracts to maturity and not to trade such contracts to realize gains or losses from periodic market fluctuations. However, in certain circumstances, we may choose to terminate a credit derivative prior to maturity for risk management or other purposes (for example, upon a deterioration in underlying credit quality). With the exception of two transactions which occurred in 2004 and 2003, respectively, there have been no such terminations since the Company’s inception.

As derivative financial instruments, credit default swap contracts are required to be reported at fair value in accordance with GAAP, with changes in fair value during the period included in earnings. The principal drivers of the fair value of the Company’s credit default swap contracts include: (i) general market credit spreads for the type(s) of assets referenced in credit default swap contracts, (ii) the specific quality and performance of the actual assets referenced in the contracts, (iii) the amount of subordination in the transaction before liability attaches, (iv) the quality of the asset manager of the transaction, if applicable, (v) other customized structural features of such contracts (e.g. terms, conditions, covenants), (vi) the rating agency capital charge for the transaction, and (vii) supply and demand factors, including the volume of new issuance and financial guarantee market penetration, as well as the level of competition in the marketplace.

The fair value of the Company’s in-force portfolio of credit default swap contracts represents management’s estimate of the premium that would be required by a market participant to assume the risks in the Company’s credit derivative portfolio as of the measurement date. Fair value is defined as the price at which an asset or a liability could be bought or transferred in a current transaction between willing parties. Fair value is determined based on quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on the use of valuation techniques involving management judgment. There are no observable readily available quoted market prices for most of the Company’s in-force guarantees under its credit default swap contracts since these contracts are generally

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

not traded by market participants. Accordingly, the Company’s estimate of the fair value of its in-force credit default swap contracts is based on the use of valuation techniques involving management judgment, which considers a number of factors, including: (i) credit price indices, published by non-affiliated financial institutions, for the type(s) of assets referenced in the Company’s credit default swap contracts (both in terms of type of assets and their credit rating), (ii) estimates of rates of return that would be required by a counterparty to assume the risks in the Company’s contracts in the current market environment, (iii) the quality of the specific assets referenced in the Company’s credit default swap contracts at the measurement date, (iv) the market perception of risk associated with such asset classes, (v) the amount of subordination in the transactions before the Company’s liability attaches relative to that required for similarly rated transactions in the current environment, (vi) the remaining average life of the transaction, and (vii) prices of guarantees executed by the Company in its retail market in proximity to the measurement date. Because it is the Company’s policy to consider all available relevant evidence in forming its best estimate of the fair value of the Company’s credit default swaps, as new information becomes available the Company may consider new or different factors than those listed above and change its estimates in the future.

The weight ascribed by management to the aforementioned factors in forming its best estimate of the fair value of the Company’s credit default swap contracts may vary under changing circumstances. In periods prior to September 30, 2007, management principally considered price indices published by non-affiliated financial institutions in forming its best estimate of the fair value of the Company’s credit default swap contracts. The fair value of the guarantee was determined by multiplying the percentage change in the applicable credit price index or indices applicable to the assets referenced in the credit default swap by the present value of the remaining expected future premiums to be received under the contract. Management concluded that results from this calculation represented a reasonable estimate of the fair value of the Company’s credit default swap contracts at that time.

In forming its best estimate of the fair value of the Company’s credit default swap contracts as of September 30, 2007, however, management concluded that, for the majority of the Company’s credit defaults swap contracts, limited reliance could be placed on published credit price indices because events and conditions in the credit markets associated with subprime mortgage collateral and corporate loans resulted in limited transaction activity in many financial instruments during the period (including collateralized debt obligations (“CDOs”) of high grade asset-backed securities, collateralized loan obligations, residential mortgage-backed securities, and CDOs of CDOs), causing financial institutions which publish the indices that management historically relied upon to estimate the fair value of the Company’s credit derivatives either to refrain from updating such indices or base changes in the indices partly on judgments in regard to estimated price levels and not actual executed trades. In addition, evidence suggested that the limited price information available in the marketplace in regard to such instruments was influenced by trades resulting from margin calls and liquidity issues that are not part of the risks associated with the Company’s business model or credit default swap contracts. Accordingly, management’s estimate of the fair value of the Company’s credit default swap contracts as of September 30, 2007 ascribed significant weight to management’s judgments regarding rates of return that would be required by a counterparty to assume the risks in the Company’s contracts in the current market environment. Management’s judgment in regard to such rates of return considered all the factors discussed above. The Company’s estimate of fair value for the aforementioned financial instruments as of September 30, 2007 was calculated by adjusting the present value of the expected remaining future net cash flows under such contracts (which are comprised of the remaining expected future premiums to be received under the contract, less estimated maintenance expenses and a provision for expected losses that will manifest in the future) to reflect management’s best estimate of the rates of return that would be required by a counterparty to assume the risks on such contracts.

Present values of the cash flows referred to above were determined using a discount rate of 6.0%, which reflects the weighted average life of our in-force credit default swaps and the corporate credit rating of the issuer/reinsurer of such contracts, XLCA and XLFA, respectively, at September 30, 2007.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

Because management views the credit derivative contracts that the Company issues and reinsures as an extension of the Company’s financial guarantee business, management believes that the most meaningful presentation of these derivatives is to reflect: (i) fees that the Company receives from the issuance of such contracts in the line item captions in the statement of operations entitled “gross premiums written,” “reinsurance premium assumed,” “net premiums written” and “net premiums earned,” as appropriate, (ii) losses from actual and expected payments to counterparties under such contracts in the line item caption in the statement of operations entitled “net losses and loss adjustment expenses” and (iii) changes in the fair value of such instruments which are attributable to market factors in the line item caption in the statement of operations entitled “net unrealized losses on credit derivatives.”

The following tables present the amounts related to credit default swaps and other derivative financial instruments reflected in the Company’s financial statements as of and for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
(U.S. dollars in thousands)
Statements of Operations:
Net premiums earned	$13,403	$6,309	$30,056	$17,029
Net losses and loss adjustment expenses	1,928	513	3,815	1,787
Net unrealized losses on credit derivatives	(142,975)	(3,216)	(172,079)	(6,765)

	As at September 30, 2007	As at December 31, 2006
Balance Sheets:
Reinsurance balances recoverable on unpaid losses	$1,219	$1,111
Derivative assets	2,650	11,976
Unpaid losses and loss adjustment expenses	18,206	14,283
Deferred premium revenue	86	137
Derivative liabilities	166,376	5,117

4.  Recent Accounting Pronouncements

Proposed Statement of Financial Accounting Standards (“SFAS”), Accounting for Financial Guarantee Insurance Contracts

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued Proposed SFAS, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (“SFAS 60”). This proposed Statement would clarify how SFAS 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts. This proposed Statement, among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. In addition, this proposed Statement would require that the measurement of the initial deferred premium revenue (liability) be the present value of the contractual premium due pursuant to the terms of the financial guarantee insurance contract, thereby changing current industry accounting practice with respect to insurance contracts priced on an installment basis by requiring that the present value of all contractual premiums due under such contracts, currently or in the future, be recorded on the company’s balance sheet as premiums receivable. Under current industry practice such premiums are not reflected on the balance sheet.

In regard to premium revenue recognition, the proposed Statement provides for premium to be recognized as revenue, for both upfront and installment paying policies, in proportion to the insured contractual principal and interest payments made by the issuer of the insured financial obligation, rather than being recognized over the term of each maturity for upfront premium paying policies, or over the installment period for installment premium paying policies. This change would generally result in a

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

volatile revenue recognition pattern over the life of the insured obligation as premium would only be recognized as the insured obligation’s principal or interest is paid. Furthermore, for certain bonds such as investor-owned utilities, CDOs and many other types of asset-backed securities that do not have periodic payments, this change would result in significantly slower and back-ended revenue recognition. The volatility would be most evident for insured securities whereby the principal payments are made at maturity, but would also impact public finance insured securities with customized amortization schedules. For installment paying policies, the proposed Statement requires that the discount, equating to the difference between gross installment premiums and the present value of installment premiums, be recognized as investment income rather than premiums. We expect that the initial effect of applying the revenue recognition provisions of the Statement as currently proposed will be material to the Company’s financial statements.

In regard to the recognition of claim liabilities, the proposed Statement provides that claim liabilities shall be established when the insurance enterprise expects that a claim loss will exceed the deferred premium revenue (liability) for a contract based on expected cash flows discounted using a risk-adjusted rate at initial recognition of the claim liability and, that, the assumptions underlying such liability be consistent with the information tracked and monitored through the Company’s surveillance list maintained to evaluate credit deterioration in its insured financial obligations. We expect that implementation of this guidance as currently proposed would cause the Company to de-recognize its reserves for unallocated losses and loss adjustment expenses and preclude it from providing such reserves in the future.

The comment period for the proposed Statement expired on June 18, 2007. A meeting between the FASB and interested parties who provided comments on the proposed Statement occurred in September 2007. Since the meeting, the FASB Staff has continued to deliberate the matters raised in the comment letters and at the meeting. Currently the proposed Statement is due to be effective for fiscal years beginning after December 15, 2007. The Company is continuing to evaluate the effect of the proposed Statement on its financial statements.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the Company an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, the adoption of SFAS 159 will have on its financial statements.

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

5.  Premiums Earned from Refunded Bonds and Other Accelerations

When an insured issue is retired early, is called by the issuer or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time. Net premiums earned include $5.0 million and $12.0 million, and $0.4 million and $25.6 million for the three and nine months ended September 30, 2007 and 2006, respectively, related to such refunded bonds and other accelerations.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Related Party Transactions

Concurrent with the IPO, the Company entered into arrangements with affiliates of XL Capital: (i) to provide it protection with respect to adverse development on certain transactions, (ii) to have exposures transferred to it or re-assume exposures under certain financial guarantee policies that were originally reinsured to, or written on behalf of, the Company by XL Insurance (Bermuda) Ltd (“XLI”), an indirect wholly owned subsidiary of XL Capital, due principally to single risk constraints and rating agency capital adequacy requirements applicable to the Company at the time that business was first written, (iii) to cancel the Company’s reinsurance of certain non-financial guarantee business ceded to it by XLI, and (iv) to govern certain aspects of Company’s relationship with XL Capital after the IPO, including a series of service agreements under which subsidiaries of XL Capital will provide certain services to the Company or receive certain services from the Company for a period of time after the IPO. The aforementioned arrangements are discussed further below.

In addition, in connection with the IPO, XL Capital agreed to fund a portion of long-term compensation awarded by XL Capital to employees of SCA prior to the IPO and which remained outstanding under XL Capital’s long-term compensation plans subsequent to the IPO. In this regard, SCA reflects the full cost of the periodic charges from such long-term compensation in its earnings each period, XL Capital charges approximately 60% of such cost to SCA, and SCA records a capital contribution from XL Capital equal to the remaining 40% of such cost. The aggregate remaining future cost of such long-term compensation to SCA is approximately $1.0 million at September 30, 2007, of which SCA will pay XL Capital approximately $0.6 million and XL Capital will fund $0.4 million. During the three and nine months ended September 30, 2007, respectively, the Company recorded compensation expense related to such awards of $0.2 million and $0.7 million, respectively.

Services Agreements with Affiliates

Prior to the IPO, the Company purchased certain services from affiliates of XL Capital under various agreements and continued to purchase such services under new agreements that became effective at the date of the IPO. Such services principally included: (i) information technology support, (ii) reinsurance and retrocessional consulting and management services, (iii) actuarial, finance, legal, internal audit services and certain investment management services. Since the IPO, the Company has undertaken to perform certain of the services itself or to outsource such services to other vendors and has, accordingly, discontinued the purchase of many of the services that were provided by XL Capital. For the three and nine months ended September 30, 2007 and 2006, the Company incurred costs under the aforementioned agreements aggregating $0.9 million and $3.0 million, and $1.2 million and $5.9 million, respectively, which are reflected in “operating expenses” in the accompanying consolidated statements of operations.

Employee Benefit Plans

The Company maintains a qualified defined contribution pension plan for the benefit of all eligible employees and a non-qualified deferred compensation plan for the benefit of certain employees (collectively, the “SCA Plans”). Prior to the IPO, XL America, Inc (“XLA”) maintained plans, with substantially the same terms, which employees of the Company participated in (the “XLA Plans”). Discretionary contributions to the SCA Plans and XLA Plans are based on a fixed percentage of employee contributions and compensation, as defined in the aforementioned plans. For the three and nine months ended September 30, 2007 and 2006, the Company incurred costs under the aforementioned plans aggregating $1.6 million and $5.0 million, and $0.7 million and $2.0 million, respectively, which are reflected in “operating expenses” in the accompanying consolidated statements of operations.

Reinsurance Agreements and Other Guarantees with Affiliates

The Company has the following reinsurance agreements with affiliates. Certain of the agreements discussed below may be terminated under certain conditions, as defined in the agreements.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

•

Effective July 1, 2007, XLFA ceded certain business to XLI, aggregating approximately $3.7 billion of guaranteed par/notional exposure, under an existing facultative quota share reinsurance agreement. As a result of this transaction, on such date, XLFA ceded premiums of $16.3 million to XLI, received a ceding commission allowance of $6.6 million from XLI, and recorded a liability to XLI of $9.7 million. The effect on the Company’s results of operations for the three and nine month periods ended September 30, 2007 from the subject business was not material.

•

Effective August 4, 2006, certain subsidiaries of XL Capital indemnified the Company for all losses and loss adjustment expenses incurred in excess of its retained reserves at the effective date of the agreement relating to an insured project financing described in Note 9 (a). In consideration for the aforementioned indemnifications the Company is obligated to pay such affiliates approximately $9.8 million on an installment basis over the life of the aforementioned project financing. As this premium is due irrespective of any early termination of the underlying insurance transaction, the Company recorded a liability of approximately $7.0 million at the effective date of the indemnifications (representing the present value of the obligation discounted at 5.0%, which reflects the rate on treasury obligations with a term to maturity commensurate with that of the liability) and a corresponding deferred cost, which are reflected in the accompanying consolidated balance sheets in “reinsurance premiums payable” and “prepaid reinsurance premiums”, respectively. For the three and nine months ended September 30, 2007, the Company incurred costs under the aforementioned agreements aggregating approximately $0.2 million and $0.6 million and the balance of the aforementioned liability and deferred cost was $6.3 million at September 30, 2007.

•

Effective August 4, 2006, XLA has undertaken to indemnify the Company for any diminution in value below their carrying value at September 30, 2006 of the notes and preferred shares described in Note 9, which notes and preferred shares were acquired in connection with the satisfaction of a claim under a financial guarantee insurance policy issued by XLCA. In addition, pursuant to the aforementioned indemnity, XLA agreed to indemnify the Company for any costs arising out of any litigation or future claim in connection with the aforementioned insurance policy. See Note 9 for further information regarding amounts recovered or recoverable by SCA under the indemnity.

•

On August 4, 2006, XLFA terminated a facultative quota share reinsurance treaty with XLI that had been effective since 2001. As a result of the termination, XLI returned $26.5 million of premiums to XLFA, XLFA returned ceding commissions of $7.8 million to XLI, and XLI paid XLFA $18.7 million. The effect on the Company’s results of operations for the three and nine month periods ended September 30, 2007 and 2006 from the subject business was not material.

•

On August 4, 2006, XLFA and XLI agreed to cancel from inception the reinsurance of certain business ceded under a facultative quota share reinsurance treaty that was effective since 1999. As a result of this cancellation, XLFA paid XLI $0.2 million, XLI assumed XLFA’s obligation for $1.2 million of reserves for losses and loss adjustment expenses, and XLFA recorded a capital contribution of $1.0 million. In addition, on such date, XLFA assumed certain business from XLI pursuant to the aforementioned reinsurance treaty. As a result thereof, XLFA recorded assumed premiums of approximately $8.0 million, ceding commissions of approximately $1.0 million and received cash from XLI of approximately $7.0 million. There was no effect on the Company’s results of operations from this transaction for the three and nine months ended September 30, 2007 and the effect on the Company’s results of operations from the subject business for the three and nine month periods ended September 30, 2006 was not material.

•

Effective October 1, 2001, XLFA entered into an excess of loss reinsurance agreement with XLI. This agreement covers a portion of XLFA’s liability arising as a result of losses on policies written by XLFA that are in excess of certain limits and are not covered by other reinsurance agreements. This agreement provides indemnification only for the portion of any loss covered by this agreement in excess of 10% of XLFA’s surplus, up to an aggregate amount of $500 million, and excludes coverage for liabilities arising other than pursuant to the terms of an underlying policy. The

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company incurred expense under this agreement of approximately $0.1 million and $0.4 million, and $0.1 million, and $0.4 million for the three and nine month periods ended September 30, 2007 and 2006, respectively.

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

•

Since it commenced operations, XLFA has entered into several reinsurance arrangements with subsidiaries and affiliates of FSAH (hereafter referred to as “FSA”) to reinsure certain policies issued by FSA which guarantee the timely payment of the principal of and interest on various types of debt obligations. XLFA’s obligations under certain of these arrangements are guaranteed by XLI. Effective upon the IPO, the guarantee was terminated with respect to all new business assumed by XLFA under such arrangement, but the guarantee remains in effect with respect to cessions under the agreement prior to the IPO. Premiums assumed by XLFA under its reinsurance arrangements with FSA represented 86.7% and 80.1%, and 55.2% and 52.0% of the Company’s total reinsurance premiums assumed for the three and nine months ended September 30, 2007 and 2006, respectively.

•

XLFA has guaranteed certain of XLI’s obligations in connection with certain transactions where XLI’s customer required such credit enhancement. Each of these transactions has a “double trigger” structure, meaning that XLFA does not have to pay a claim unless both the underlying transaction and XLI default. For each of these transactions, XLFA has entered into a reimbursement agreement with XLI, pursuant to which XLI pays XLFA a fee for providing its guarantee and XLI grants XLFA a security interest in a portion of the payments received by it from its client. As of September 30, 2007 and December 31, 2006, XLFA’s aggregate net par outstanding relating to such guarantees was $522.8 million.

•

Effective May 1, 2004, XLI entered into an agreement with XLCA which unconditionally and irrevocably guarantees to XLCA the full and complete payment when due of all of XLFA’s obligations under its facultative quota share reinsurance agreement with XLCA, under which agreement XLFA has assumed business from XLCA since December 19, 2000. The gross par value of business guaranteed by XLI under this agreement was approximately $80.5 billion and $83.1 billion as of September 30, 2007 and December 31, 2006, respectively. The XLI guarantee agreement terminated with respect to any new business produced by XLCA and ceded to XLFA pursuant to the facultative quota share reinsurance agreement after the effective date of the IPO, but the guarantee remains in effect with respect to cessions under such agreement prior to the IPO.

•

The Company provides financial guarantee insurance policies insuring timely payment of investment agreements issued by XL Asset Funding Company I LLC (“XLAF”), an affiliate of the Company. As of September 30, 2007 and December 31, 2006, the aggregate face amount of such investment agreements insured by the Company was $4.8 billion and $3.9 billion, respectively. In addition, the Company insures XLAF’s obligations under certain derivative contracts issued and purchased by XLAF. As of September 30, 2007, the total notional value of such contracts insured was $167.7 million. The Company recorded earned premiums of $1.4 million and $3.4 million, and $1.0 million and $2.9 million, respectively, in each of the three and nine month periods ended September 30, 2007 and 2006, relating to the aforementioned contracts.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Matters

In connection with the secondary offering of SCA common shares by XL Capital in June 2007 (see Note 1), SCA was obligated, pursuant to registration rights granted to XL Capital in connection with the IPO, to pay certain offering costs of up to five secondary offerings of SCA common shares by XL Capital (of at least $50 million in value unless XL Capital holds less than such amount at the time of its exercise of registration rights), not including the secondary offering completed by XL Capital concurrent with the IPO. Accordingly, as a result of the secondary offering completed in June 2007, the Company incurred expenses of approximately $0.8 million, which are reflected in operating expenses in the Company’s consolidated results of operations for the nine months ended September 30, 2007. As of September 30, 2007, SCA is obligated to pay offering costs in connection with XL Capital’s sale of its SCA common share holdings in up to four more offerings of such shares.

7.  Income Taxes

XLFA is not subject to any taxes in Bermuda on either income or capital gains under current Bermuda law. In the event that there is a change such that these taxes are imposed, XLFA would be exempted from any such tax until March 2016 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, and Amended Act of 1987.

XLCA is subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The U.S. federal income tax liability is determined in accordance with the principles of the consolidated tax provisions of the Internal Revenue Code and Regulations. XLCA has subsidiary and branch operations in certain international jurisdictions that are subject to relevant taxes in those jurisdictions.

XLCA files a consolidated tax return with SCA Holdings U.S. Inc. (the U.S. common parent of the SCA group) and its subsidiaries (which consists of XLCA and SCA’s other U.S. based subsidiaries). XLCA maintains a tax sharing agreement with its subsidiaries, whereby the consolidated income tax liability is allocated among affiliates in the ratio that each affiliate’s separate return liability bears to the sum of the separate return liabilities of all affiliates that are members of the consolidated group. In addition, a complementary method is used which results in reimbursement by profitable affiliates to loss affiliates for tax benefits generated by loss affiliates. As of September 30, 2007 and December 31, 2006, the Company had a U.S. federal income tax payable of $3.3 million and $5.3 million, respectively.

As of September 30, 2007 and December 31, 2006, the Company had deferred income tax assets of $28.2 million and $18.2 million, respectively. Such deferred tax assets were net of a valuation allowance of $1.5 million and $1.9 million as of September 30, 2007 and December 31, 2006, respectively. The valuation allowance relates to net unrealized capital losses and a net realized capital loss that may not be realized within a reasonable period. At September 30, 2007, the Company had net unrealized capital losses and a net realized capital loss carry forward of approximately $2.4 million and $1.9 million against which valuation allowances have been established.

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

The Company’s policy is to recognize any interest accrued related to unrecognized tax benefits as a component of interest expense and penalties in operating expenses. The Company did not have any accrued liabilities relating to interest and penalties as of September 30, 2007 or December 31, 2006.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Set forth in the table below is certain financial information with respect to the Company’s operating segments for each of the three-month and nine-month periods ended September 30, 2007 and 2006. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the notes to the Company’s audited historical financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 included in our Annual Report on Form 10-K. The Company evaluates the performance of each operating segment based on underwriting profit or loss before income taxes, nonrecurring items (e.g., items of an unusual or infrequent nature), and inter-segment transactions. Certain costs and operating expenses are allocated to each of the segments based on: (i) a review of the nature of such costs, and (ii) time studies analyzing the amount of employee compensation costs incurred by each segment.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(U.S. dollars in thousands)
Financial guarantee insurance segment:
Gross premiums written	$88,135	$65,081	$242,787	$235,212
Ceded premiums	(25,546)	14,908	(54,343)	1,156

Net premiums written	62,589	79,989	188,444	236,368
Change in net deferred premium revenue	(14,678)	(41,550)	(54,162)	(118,292)

Net premiums earned	47,911	38,439	134,282	118,076
Fee and other income	—	59	85	2,290

Total underwriting revenues	47,911	38,498	134,367	120,366

Net losses and loss adjustment expenses	6,636	4,302	8,379	9,149
Acquisition costs, net	2,285	4,232	7,392	8,561
Operating expenses	18,663	16,731	54,241	46,776

Total underwriting expenses	27,584	25,265	70,012	64,486

Financial guarantee insurance underwriting profit	$20,327	$13,233	$64,355	$55,880

Financial guarantee reinsurance segment:
Reinsurance premiums assumed	$22,645	$20,489	$43,612	$40,184
Change in net deferred premium revenue	(12,379)	(13,473)	(19,146)	(19,451)

Net premiums earned and total underwriting revenue	10,266	7,016	24,466	20,733

Net losses and loss adjustment expenses	729	692	1,213	2,174
Acquisition costs, net	2,109	1,592	4,751	4,487
Operating expenses	3,141	1,395	9,531	5,937

Total underwriting expenses	5,979	3,679	15,495	12,598

Financial guarantee reinsurance underwriting profit	$4,287	$3,337	$8,971	$8,135

Total segment underwriting profit	$24,614	$16,570	$73,326	$64,015
Corporate and other:
Net investment income	31,621	21,835	88,009	53,026
Net realized gains (losses) on investments	8	(156)	(1,534)	(16,556)
Net unrealized losses on credit derivatives	(142,975)	(3,216)	(172,079)	(6,765)

Subtotal	(86,732)	35,033	(12,278)	93,720
Corporate operating expenses	3,800	2,735	12,455	2,735

(Loss) income before income tax and minority interest	(90,532)	32,298	(24,733)	90,985
Income tax (benefit) expense	(9,885)	2,747	(9,174)	2,559

(Loss) income before minority interest	(80,647)	29,551	(15,559)	88,426
Minority interest – dividends on redeemable preferred shares	805	1,139	2,723	6,877

Net (loss) income	(81,452)	28,412	(18,282)	81,549
Dividends on perpetual preference shares	8,409	—	8,409	—

Net (loss) income available to common shareholders	$(89,861)	$28,412	$(26,691)	$81,549

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  Liability for Losses and Loss Adjustment Expenses

The Company’s liability for losses and loss adjustment expenses consists of case basis reserves and unallocated reserves. Activity in the liability for losses and loss adjustment expenses is summarized as follows:

	Nine Months Ended September 30, 2007			Year Ended December 31, 2006
	Case Reserves	Unallocated Reserves	Total	Case Reserves	Unallocated Reserves	Total
(U.S. dollars in thousands)
Gross unpaid losses and loss adjustment expenses at beginning of year	$85,351	$93,166	$178,517	$69,382	$77,986	$147,368
Reinsurance balances recoverable on unpaid losses	(70,842)	(17,774)	(88,616)	(52,316)	(16,901)	(69,217)

Net unpaid losses and loss adjustment expenses at beginning of year	14,509	75,392	89,901	17,066	61,085	78,151
Increase (decrease) in net losses and loss adjustment expenses incurred in respect of losses occurring in:
Current year	1,129	12,129	13,258	—	14,307	14,307
Prior years	(3,666)	—	(3,666)	651	—	651
Cancellation of contract assumed from affiliate	—	—	—	(1,177)	—	(1,177)
Less net losses and loss adjustment expenses paid	(1,533)	—	(1,533)	(2,031)	—	(2,031)

Net unpaid losses and loss adjustment expenses at end of period	10,439	87,521	97,960	14,509	75,392	89,901
Reinsurance balances recoverable on unpaid losses	65,561	17,864	83,425	70,842	17,774	88,616

Gross unpaid losses and loss adjustment expenses at end of period	$76,000	$105,385	$181,385	$85,351	$93,166	$178,517

Set forth below is a discussion of certain case basis reserves established by the Company. The Company has been indemnified with respect to loss development relating to the insurance transactions described under “(a)” and “(b)” below by subsidiaries of XL Capital in connection with SCA’s IPO. As a result of such indemnifications, all adverse loss development on such insurance transactions subsequent to the effective date of the IPO, which is in excess of the Company’s carried reserves for such transactions at the date of the IPO, was assumed by the aforementioned affiliates of XL Capital. Such protection does not relieve the Company of its obligations under the aforementioned insurance transactions. Accordingly, the Company is still liable under the insurance transactions in the event that the affiliates of XL Capital do not meet their obligations under the indemnifications. For further information with respect to the indemnifications see Note 6.

(a)

As of September 30, 2007, the Company carried a gross case basis reserve for losses and loss adjustment expenses of approximately $74.0 million ($8.7 million after reinsurance to XLI and XL RE AM) relating to an insured project financing. There was no change in the reserve from December 31, 2006. The total remaining par insured by the Company in connection with this transaction is $215.8 million, net of applicable carried gross case reserves, as of September 30, 2007. After the reinsurance indemnity provided by subsidiaries of XL Capital and the case basis reserve discussed above the Company has no remaining net exposure to this transaction. The estimate of loss is based on assumptions and estimates extending over many years into the future. There is currently no payment default with respect to this transaction. Management continues to

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

monitor the exposure and will revise its loss estimate if necessary, as new information becomes available.

(b)

As of December 31, 2006, the Company carried a liability of $5.0 million relating to a dispute in regard to certain exposures associated with notes which were insured by the Company and collateralized by loans to medical providers. Because the Company’s liability in regard to this dispute was fully indemnified by XLA pursuant to the indemnification discussed above and in Note 6, the Company also carried a recoverable from XLA for $5.0 million as of December 31, 2006. During the three months ended March 31, 2007, the Company reduced the liability and corresponding recoverable from XLA by $1.1 million to reflect an agreement in principle among the parties to settle the dispute in exchange for a payment by the Company of $3.9 million. The settlement payment was made in May 2007 reducing the reserve and related recoverable to zero.

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

10.  Earnings per Common Share

Basic earnings per common share is computed by dividing net (loss) or income by the weighted average number of common shares outstanding during the period excluding the dilutive effect of stock option and restricted stock awards outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding including the dilutive effect of stock option and restricted stock awards outstanding. However, the calculation of diluted loss per share excludes the dilutive effect of stock option and restricted stock awards outstanding because it would otherwise have an anti-dilutive effect on net loss per share (i.e. reduce the loss per share).

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(U.S. dollars in thousands, except per share amounts)
Net (loss) income available to common shareholders	$(89,861)	$28,412	$(26,691)	$81,549

Basic shares	64,159	58,068	64,144	50,151
Dilutive securities(1)	—	27	—	9

Diluted shares	64,159	58,095	64,144	50,160

Basic (loss) earnings per common share	$(1.40)	$0.49	$(0.42)	$1.63

Diluted (loss) earnings per common share	$(1.40)	$0.49	$(0.42)	$1.63

(1)

The computation of diluted earnings per share for the three and nine month periods ended September 30, 2007 does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share (i.e. reduce the loss per share). Such dilutive securities aggregated 97,042 and 177,691, for the three and nine months ended September 30, 2007, respectively, which share amounts were determined in accordance with the Treasury Stock Method. Accordingly, our reported diluted net loss per share for the three and nine month periods ended September 30, 2007 are based on the weighted average shares outstanding during such periods, respectively, which is the same as that used for Basic earnings per share reported in such periods because it does not include the effect of our outstanding restricted stock and stock option awards.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Exposures under Guarantees

The Company provides financial guarantee insurance and reinsurance to support public and private borrowing arrangements. Financial guarantee insurance guarantees the timely payment of principal and interest on insured obligations to third party holders of such obligations in the event of default by an issuer. The Company’s potential liability in the event of non-payment by the issuer of an insured or reinsured obligation represents the aggregate outstanding principal insured or reinsured under its policies and contracts and related interest payable at the date of default. In addition, the Company provides credit protection on specific assets referenced in its credit default swaps which consist of structured pools of corporate obligations (see Note 3). Under the terms of credit default swaps, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a reference asset. The Company’s potential liability under credit default swaps represents the notional amount of such swaps that it guarantees.

As of September 30, 2007, the Company’s net outstanding par exposure under its in-force financial guarantee insurance and reinsurance policies and contracts aggregated to $105.0 billion and net reserves for losses and loss adjustment expenses relating to such exposures was $81.0 million, consisting of case basis and unallocated reserves of $10.4 million and $70.6 million, respectively. In addition, as of September 30, 2007, the Company’s notional exposure under credit default swaps aggregated to $49.2 billion and net reserves for losses and loss adjustment expenses relating to such exposures was $17.0 million, consisting of case basis and unallocated reserves of $0 and $17.0 million, respectively.

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

SCA Stock-Based Compensation Plans

The following is a summary of stock option awards as of September 30, 2007, and related activity for the nine month period then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding – December 31, 2006	647,963	$20.50	2.6 years
Granted	229,825	$30.00	2.5 years
Exercised	—	—	—
Cancelled	—	—	—

Outstanding – September 30, 2007	877,788	$22.99	2.6 years

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

The aggregate pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on September 30, 2007 is $1.5 million. Intrinsic value represents the difference between the Company’s stock price and the exercise price, multiplied by the number of in-the-money-options. Total unrecognized stock based compensation expense related to non-vested stock options was approximately $4.2 million as of September 30, 2007, related to 877,788 options, which is expected to be recognized over a weighted-average period of 2.6 years.

The following is a summary of restricted stock awards as of September 30, 2007, and related activity for the nine month period then ended:

	Number of Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual Term
Outstanding – December 31, 2006	497,928	$20.50	3.9 years
Granted	711,596	$29.63	3.4 years
Vested	(33,424)	—	—
Cancelled	(57,043)	—	—

Outstanding – September 30, 2007	1,119,057	$26.59	3.6 years

Awards of restricted stock had a weighted average grant date fair value of $26.59. During the three and nine months ended September 30, 2007, SCA recognized approximately $1.7 million and $4.4 million, respectively, of compensation expense related to its restricted stock awards. Total unrecognized stock based compensation expense related to non-vested restricted stock was approximately $24.8 million at September 30, 2007, which is expected to be recognized over a weighted- average period of 3.6 years.

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

During the three and nine months ended September 30, 2007, the Company recognized approximately $1.1 million and $4.0 million of compensation expense, respectively, related to deferred cash awards. Also, during the three and nine months ended September 30, 2007, the Company granted deferred cash awards of approximately $0 and $1.0 million, respectively. Total unrecognized compensation expense related to non-vested deferred cash awards was approximately $10.9 million as of September 30, 2007. The non-vested unrecognized compensation expense relating to the deferred cash awards are expected to be recognized over a weighted-average period of 1.75 years.

b. Long-Term Incentive Plan Awards

In connection with the IPO, XL Capital and the Company offered eligible employees of the Company the opportunity to exchange all of their outstanding unvested restricted Class A Ordinary Shares of XL Capital and options to purchase Class A Ordinary Shares of XL Capital, which were

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

awarded to such employees under XL Capital Plans prior to the IPO, for a long-term incentive plan award (the “LTIP Award”) from SCA to be granted under SCA’s Plan (the “Exchange Offer”).

An LTIP Award is the right to receive a cash payment, or “base amount,” from SCA of no less than 75% of the “target amount” indicated in each offeree’s award letter. Such target amount will be adjusted higher or lower (but in no event lower than the base amount) based on the performance of SCA pursuant to the terms and conditions specified in the award. The awards vest as set forth in the applicable award agreements, and the requisite service period is equivalent to the vesting period. The awards contain certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability.

The aggregate amount of LTIP Awards outstanding at September 30, 2007 was $16.2 million. There were no cancellations, forfeitures, or new issuances of such awards during the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2007, the Company recognized $2.7 million and $6.0 million of compensation expense relating to such awards, respectively. Total unrecognized compensation expense related to non-vested LTIP Awards based on management’s best estimate of the ultimate payout or value of such awards was approximately $9.9 million as of September 30, 2007. The non-vested unrecognized compensation expense relating to LTIP Awards are expected to be recognized over a weighted-average period of 1.25 years.

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

In connection with the sale of the SCA Series A Preference Shares, the Company entered into a Replacement Capital Covenant (the “Replacement Capital Covenant”), whereby the Company agreed for the benefit of holders of one or more designated series of its long-term debt securities that the Company may issue in the future that (i) the Company will not redeem, exchange or purchase the SCA Series A Preference Shares and (ii) none of the Company’s subsidiaries will purchase or exchange the SCA Series A Preference Shares, except, subject to certain limitations, to the extent that the applicable redemption, exchange or purchase price does not exceed a specified amount of cash proceeds from the sale of certain specified qualifying replacement capital securities raised during the period commencing on the 180th calendar day prior to the date of notice of the redemption or the date of purchase. The Company has made no decision as to whether, or when, it would issue debt securities that would have the benefit of that covenant. While such provisions are in effect, there could be circumstances where the Company would wish to redeem, exchange or purchase some or all of the SCA Series A Preference Shares but be restricted from doing so. The Replacement Capital Covenant may be terminated if (i) holders of at least a majority by principal amount of the then-effective series of covered debt consent or agree in writing to

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

terminate the Replacement Capital Covenant, (ii) the Company no longer has outstanding any indebtedness that qualifies as covered debt or (iii) the Company no longer has any outstanding SCA Series A Preference Shares. In addition, if not earlier terminated, the Replacement Capital Covenant will terminate on September 30, 2047; provided, however, that the September 30, 2047 termination date may be extended at the Company’s option.

On September 20, 2007, SCA filed a registration statement with the Securities and Exchange Commission on Form S-4 pursuant to which SCA intends to exchange new registered Non- Cumulative Perpetual Preferred Shares for the unregistered SCA Series A Preference Shares (the “Exchange Offer”). The Exchange Offer is intended to satisfy our obligations under the registration rights agreement executed in connection with the issuance of the SCA Series A Preference Shares.

14.  Other Matters

On August 30, 2007, SCA filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which became effective on such date and provides for the issuance of any or a combination of debt, equity and other forms of securities.

15.  Subsequent Event

(a)

The Company is exposed to risks associated with the deterioration in the credit markets. Recently, and continuing subsequent to September 30, 2007, credit spreads across most bond sectors have continued to widen reflecting broad concerns of potential credit erosion in U.S. residential mortgage loans, particularly to subprime borrowers, that are contained in the residential mortgage- backed securities (“RMBS”) and collateralized debt obligations of asset-backed securities (“ABS CDOs”) the Company insures or reinsures. Subprime residential mortgage loans originated in years subsequent to 2005 are performing significantly worse than similar loans made prior to 2005. While the Company has sought to underwrite RMBS and ABS CDOs with levels of subordination designed to protect it from loss in the event of poor performance on the underlying collateral, no assurance can be given that such levels of subordination will prove to be adequate to protect the Company from material losses in view of the significantly higher rates of delinquency, foreclosure and loss currently being observed among residential homeowners, especially subprime borrowers.

Transactions within the Company’s insured RMBS and CDO portfolios also may be downgraded, placed on watch or subject to other actions by the three rating agencies that have granted the Company its triple-A claims-paying ratings. Such ratings actions could require the Company to maintain a material amount of additional capital to support the exposures it has insured and reinsured. This could cause the Company to: (i) have to raise additional capital, if available, on terms and conditions that may be unfavorable, (ii) curtail the production of new business, or (iii) pay to reinsure or otherwise transfer certain of its risk exposure. The Company regards its triple-A ratings as fundamental to the execution of its business plan and the loss of one or more of its triple-A ratings could materially impair its ability to continue to execute that plan.

On November 5, 2007, Fitch, Inc. (“Fitch”) and on November 8, 2007, Moody’s Investors Service Inc. (“Moody’s”) announced that they would be reevaluating the adequacy of the capital position of companies comprising the financial guarantee insurance industry in view of recent developments adversely affecting the performance of subprime residential mortgage loans. Fitch observed that there is a “moderate probability” that the Company may experience pressure in its capital cushion under Fitch’s updated stress analysis. Fitch noted that at the conclusion of its analysis, should a financial guarantor’s capital ratio fall below Fitch’s “AAA” capital guidelines, Fitch would expect to place any

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

such insurer’s financial strength rating on “rating watch negative” with a downgrade to follow if a risk mitigation strategy or capital raise is not completed within approximately one month. Moody’s noted there is a “moderate risk” of the Company falling below Moody’s Aaa capital adequacy benchmark under a stress scenario. Moody’s stated that by the end of November 2007, it expects to complete its analysis on the financial guarantors’ capital ratios which, for some companies, could result in a rating affirmation, a change in outlook, a review for downgrade, or a downgrade.

On November 12, 2007, Fitch announced the downgrade of 352 structured finance CDO transactions, of which two transactions are insured by the Company. Such transactions represent $792 million in net par insured or approximately 0.5% of the Company’s total net insured par outstanding. One of the Company’s insured transactions of approximately $371 million net par, originally rated AAA by Fitch on June 1, 2007, was downgraded to CCC. The other transaction of approximately $421 million net par, originally rated AAA by Fitch on March 29, 2007, was downgraded to BBB. The Company’s portfolio contains only one other SF CDO rated by Fitch. This transaction of approximately $573 million net par, originally rated AAA by Fitch on June 27, 2006, remains under review.

Downgrades of credits that we insure, such as those made by Fitch on November 12, 2007, will result in higher capital charges to the Company under the relevant rating agency model or models. If the additional amount of capital required to support such exposures is significant, the Company could be required to raise additional capital, if available, on terms and conditions that may not be favorable to the Company, curtail current business writings, or pay to transfer a portion of its in-force business to generate capital for ratings purposes with the goal of maintaining its triple-A ratings. Among other things, such events or goals may not be obtainable, and such events or actions could adversely affect the results of operations and financial condition of the Company going forward.

(b)

On November 6, 2007 our Board of Directors declared a quarterly dividend of $.02 per common share payable on December 31, 2007 to shareholders of record on December 14, 2007. Any future dividends will be subject to the discretion and approval of the Board of Directors.

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

We provide credit enhancement and protection through the issuance of financial guarantee insurance policies and credit default swaps, as well as the reinsurance of financial guarantee insurance and credit default products written by other insurers. Financial guarantee insurance provides an unconditional and irrevocable guarantee to the holder of a debt obligation of full and timely payment of principal and interest. In the event of a default under the obligation, the insurer has recourse against the issuer or any related collateral (which is more common in the case of insured asset-backed obligations or other non-municipal debt) for amounts paid under the terms of the policy. Credit default swaps are derivative contracts that offer credit protection relating to a particular security or pools of specified securities. Under the terms of a credit default swap, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a referenced security. Our financial guarantee reinsurance provides a means by which financial guarantee insurance companies can manage and mitigate risks in their in-force business and/or increase their capacity to write such business.

Key Factors Affecting Profitability

Impact of Economic Cycles

The financial guarantee business is significantly affected by economic cycles. For example, a robust economy featuring a good or improving credit environment is beneficial to the in-force portfolios of financial guarantee insurers and reinsurers. Historically, however, when such conditions have existed for an extended period, credit spreads tend to narrow and pricing and demand for financial guarantee insurance and reinsurance tend to decline. A weakening economic and credit environment, in contrast, is typically marked by widening credit spreads and increasing pricing for financial guarantee products. However, a prolonged period of weak or declining economic activity could stress in-force financial guarantee insured portfolios and result in claims or could adversely impact capital adequacy due to deterioration in the credit quality of in-force insured portfolios.

Recently, credit spreads across most bond sectors have widened reflecting broad concerns of potential credit erosion which have been caused by the widely published concerns over the U.S. residential mortgage and corporate credit sectors. This present trend has affected, or could affect, many companies such as ours which have exposure to the securities which have been issued over the years to finance the housing industry such as residential mortgage-backed securities (“RMBS”) and collateralized debt obligations of asset-backed securities (“ABS CDOs”). Specifically, in the current environment, transactions within our insured RMBS and CDO portfolios may be downgraded, placed on watch or subject to other actions by the three rating agencies that have granted our operating subsidiaries their triple-A claims-paying ratings (Moody’s Investors Service, Inc., (“Moody’s”), Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., (“S&P”), and Fitch, Inc. (“Fitch”)). Such ratings actions could in turn require us to maintain a material amount of additional capital to support the exposures we have guaranteed. Among other things, this could cause us to: (i) have to raise additional capital, if available, on terms, and under conditions, that may be unfavorable which among other things could increase our cost of capital, (ii) curtail the production of new business, or (iii) pay to reinsure or otherwise transfer certain of our risk exposure.

See “Exposure to Residential Mortgage Market” below for additional information in regard to our exposure to residential mortgages, “Critical Accounting Policies and Estimates—Valuation of Credit Default Swaps” for information in regard to how our GAAP earnings are affected by the change in the fair value of our credit derivatives and Item 1A “Risk Factors—Risks Associated with Recent Adverse Developments in the Credit Markets.”

Components of Our Revenues

We derive our revenues principally from: (i) premiums from our insurance and reinsurance businesses, (ii) net investment income and net realized gains and losses from our investment portfolio supporting these businesses and (iii) realized and unrealized gains and losses on our credit derivatives.

Our premiums are a function of the amount of par or notional amount of debt obligations that we guarantee, market prices and the type of debt obligation guaranteed. We receive premiums either on an upfront basis when the policy is issued or the contract is executed, or on an installment basis over the life of the applicable transaction.

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

Unrealized gains and losses on credit default swaps and insurance policies that we account for as derivative contracts are a function of changes in the estimated fair value of those contracts. These unrealized gains and losses fluctuate primarily based on changes in credit spreads, the credit quality of the referenced securities, rates of return and various other factors. See “Critical Accounting Policies and Estimates–Valuation of Credit Default Swaps” and “Note 3 to the Unaudited Interim Consolidated Financial Statements” for additional information.

Components of Our Expenses

Our expenses primarily consist of losses and loss adjustment expenses, acquisition costs, and operating expenses. Acquisition costs are related to the production of new financial guarantee insurance business and commissions paid on reinsurance assumed, net of commission revenues earned on ceded business. These costs are generally deferred and recognized over the period in which the related premiums are earned. Operating expenses consist primarily of costs relating to compensation of our employees, information technology, office premises, and professional fees.

Other Measures Used by Management to Evaluate Operating Performance

The following are certain financial measures management considers important in evaluating the Company’s operating performance:

We evaluate our periodic sales performance by reviewing a non-GAAP measure known as “adjusted gross premiums.” Adjusted gross premiums for any period equals the sum of: (i) upfront premiums written in such period, (ii) current installment premiums on business written in such period and (iii) expected future installment premiums on contracts written during such period that remain in force and for which there is a binding obligation on the part of the insured to pay the future installment premiums, discounted at 7%, which we refer to as the “present value of future installment premiums,” or “PVFIP,” on business written during such period. The 7% discount rate was established when our subsidiaries first started reporting adjusted gross premiums based upon a view at the time that 7% was the appropriate discount for these future premiums and that rate has not been changed to date in order to preserve comparability among periods. This measure adjusts for the fact, as described above, that upfront premiums are recorded in full as total premiums written at inception of the contract but future installment premiums are not. PVFIP is not reflected on our consolidated balance sheet. PVFIP can be negatively affected by prepayments and refundings, early terminations, credit losses or other factors impacting our in-force book of business.

The following is a reconciliation of total premiums written to adjusted gross premiums. Total premiums written is the most directly comparable GAAP financial measure.

(U.S dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total upfront premiums written	$68.0	$47.1	$172.8	$174.2
Total installment premiums written	42.8	38.5	113.6	101.2

Total premiums written	110.8	85.6	286.4	275.4
Present value of estimated future installment premiums written and assumed on contracts issued in the current period, discounted at 7%	30.3	5.7	107.1	83.5

Adjusted gross premiums	$141.1	$91.3	$393.5	$358.9

We also review non-GAAP measures known as “operating income” and “core income.” While operating income and core income are not substitutes for net income (loss) available to common shareholders computed in accordance with GAAP, they are useful measures of performance used by management, equity analysts and investors. Operating income measures net income available to common shareholders, as determined in accordance with GAAP, excluding net realized gains (losses) on investments, net unrealized gains (losses) on credit derivatives, and certain other items. In addition, in determining operating income, we have made an adjustment to the amount of dividends on our perpetual non-cumulative preference shares reported in accordance with GAAP during the period to reflect the amount of such dividends that would be attributable to the period as if such dividends were accrued ratably over the period. Core income represents operating income excluding the impact of refundings and other accelerations. The definitions of operating income and core income used by the Company may differ from definitions of operating earnings and core earnings used by other financial guarantors. See “Offering of Series A Perpetual Non-Cumulative Preference Shares”.

We also view our book value per share attributable to common shareholders as an additional measure of our performance. This metric is calculated by dividing common shareholders’ equity by the number of outstanding common shares (excluding outstanding restricted shares–see Note 12 to the Unaudited Interim Consolidated Financial Statements) at any period end. Book value per share attributable to common shareholders is affected primarily by our net income available to common shareholders and also by any changes in net unrealized gains and losses on our invested assets. Book value per share attributable to common shareholders was $21.00 at September 30, 2007, as compared to $21.31 at December 31, 2006. The decrease in book value was attributable to the net loss available to common shareholders, offset in part by a decrease in net unrealized losses on our invested assets.

The activities of our surveillance department are integral to the identification of specific credits that have experienced deterioration in credit quality and to the assessment of whether losses on such credits are probable, as well as any estimation of the amount of loss expected to be incurred with respect to such credits. Closely monitored credits are divided into four categories: (i) Special Monitoring List—investment grade credits where a covenant or trigger may be breached or is close to being breached and warrants closer monitoring; (ii) Yellow Flag List—credits that we determine to be non-investment grade but a loss or claim is unlikely; (iii) Red Flag List—credits where we do not expect an ultimate loss but a claim is possible but not probable; and (iv) Loss List—credits where we have either paid a loss or expect to suffer a loss and have recorded a case reserve. Out of over 2,600 credits in our in-force portfolio, 22 credits are in one of the four above categories. Credits that are not closely monitored credits are considered to be fundamentally sound normal risks at the present time. Credits may be placed on or removed from such lists at anytime as circumstances and credit conditions change.

The following table presents our consolidated in-force financial guarantee net par outstanding at September 30, 2007 and December 31, 2006 by category of closely monitored credit:

(U.S. dollars in millions, except percentages)	As of September 30, 2007		As of December 31, 2006
	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
Fundamentally sound normal risk	$151,858	98.5%	$117,318	99.4%
Closely monitored credits:
Special monitoring(1)(5)	2,126	1.4%	558	0.5%
Yellow flag(2)	165	0.1%	3	0.0%
Red flag(3)	3	0.0%	37	0.0%
Loss list(4)(5)	12	0.0%	96	0.1%

Subtotal	2,306	1.5%	694	0.6%

Total	$154,164	100.0%	$118,012	100.0%

(1)

At September 30, 2007 the Special Monitoring list was comprised of $1,493.7 million net par exposure related to three HELOC transactions, $299.5 million net par exposure related to three international consumer finance transactions with one seller/servicer, $129.1 million related to one international global infrastructure transaction, $110.8 million net par exposure related to two airline equipment securitization transactions, and $57.2 million of net par exposure related to two multi- sector CBO transactions, and $35.7 million of net par exposure related to various other transactions.

(2)

At September 30, 2007 the Yellow Flag list was comprised of $162.6 million net par exposure to two international global infrastructure transactions and $2.2 million net par exposure to a public finance water/sewer revenue bond financing.

(3)	At September 30, 2007 the Red Flag list was comprised of $2.2 million net par exposure to one RMBS transaction and $1.1 million net par exposure to one CBO transaction.

(4)

At September 30, 2007 the Loss List was comprised of net par exposure of $8.7 million relating to one project finance transaction and $2.8 million of net par exposure relating to a multi-sector CBO transaction. Any loss in excess of the Company’s carried reserves on the project financing transaction are indemnified by XL Capital. See Note 9(a) to the Unaudited Interim Consolidated Financial Statements.

(5)

On November 14, 2007 we received a notice of claim from the trustee of one of the aforementioned HELOC exposures in the amount of approximately $1.9 million. The net par exposure on this transaction was $0.5 billion at September 30, 2007.

The following table sets forth our consolidated in-force financial guarantee net par outstanding by S&P rating category as of the dates indicated.

(U.S. dollars in millions, except percentages) Rating(1):	As of September 30, 2007	Percent of Total Net Par Outstanding	As of December 31, 2006	Percent of Total Net Par Outstanding
AAA	$63,086	40.9%	$34,559	29.3%
AA	20,153	13.1%	17,846	15.1%
A	40,024	26.0%	35,226	29.9%
BBB	30,247	19.6%	29,889	25.3%
Below investment grade	654	0.4%	492	0.4%

Total	$154,164	100.0%	$118,012	100.0%

(1)	Ratings represent ratings by S&P or if unrated by S&P, represent our internal ratings based on S&P ratings criteria.

Exposure to Residential Mortgage Market

The Company is exposed to residential mortgages directly, through our guarantees of residential mortgage-backed securities (“RMBS”) and indirectly, through our guarantees of CDOs of asset- backed securities. As of September 30, 2007, our total net exposure to residential mortgage-backed securities and CDOs of asset-backed securities aggregated approximately $8.9 billion and $16.1 billion, respectively, representing approximately 5.8% and 10.4%, respectively, of our total in-force guaranteed net par outstanding at such date. Of our total direct guaranteed Subprime mortgage net par exposure at September 30, 2007 of $1.9 billion, 38% was rated “AAA”, 14% was rated “AA+”, 41% was rated “AA–”, and 7% was rated “A–” based on S&P ratings. All of our indirect Subprime net exposure arises from CDOs in which our guarantees attach higher than the minimum amount of subordination required under rating agency criteria in effect at the time of issue for a rating of “AAA”, based on S&P ratings. As of September 30, 2007, our indirect Subprime net exposure was approximately $3.0 billion based on the RMBS holdings within the ABS CDO collateral pools. In addition, the collateral pools of most of our ABS CDO transactions contain securities issued by other ABS CDOs. The indirect net exposure to other ABS CDOs was approximately $2.8 billion as of September 30, 2007, and a significant portion of the underlying collateral supporting these transactions consists of Subprime RMBS.

Set forth below is certain additional information in regard to our exposure to RMBS and CDOs:

Exposure to RMBS –

The following table presents the net par outstanding for our insured RMBS portfolio by type of collateral as of September 30, 2007:

(U.S. dollars in billions)	Net Par Outstanding as of September 30, 2007	% of total
HELOC (Prime)(1)	$3.4	38.2%
Alt-A (1st lien)(2)	2.1	23.6%
Prime (2nd lien)(6)	1.4	15.7%
Subprime (1st lien)(3)	1.2	13.5%
Subprime (2nd lien)(4)	0.7	7.9%
Prime (1st lien) & other(5)	0.1	1.1%

	$8.9	100.0%

(1)	HELOC (Home Equity Line of Credit) is an adjustable rate line of credit secured by a second lien on residential properties.

(2)	An “Alt-A” loan means a loan which is ineligible for purchase by Fannie Mae or Freddie Mac.

(3)

Sub Prime (1st lien) mortgage loans are secured by first liens on residential properties to non-prime borrowers. The underwriting standards used to underwrite sub-prime mortgage loans are less stringent than the standards applied to the most creditworthy borrowers and less stringent than the standards generally acceptable to Fannie Mae and Freddie Mac with regard to the borrower’s credit standing and repayment ability.

(4)	Sub Prime (2nd lien) mortgage loans are secured by second liens on residential properties to non-prime borrowers. See Sub Prime (1st lien) for a description of the underwriting standards.

(5)

Prime Loan (1st lien) are mortgage loans secured by first liens on one-to-four family residential properties. The underwriting standards used to underwrite prime mortgage loans are the standards applied to the most creditworthy borrowers and are generally acceptable to Fannie Mae and Freddie Mac.

(6)

Prime Loan (2nd lien) are mortgage loans secured by second liens on one-to-four family residential properties. The underwriting standards used to underwrite prime mortgage loans are the standards applied to the most creditworthy borrowers and are generally acceptable to Fannie Mae and Freddie Mac.

The following table presents the net par outstanding for our insured RMBS portfolio by year of origination (year the guarantee was underwritten and issued) as of September 30, 2007:

(U.S. dollars in billions)	2004	2005	2006	2007		Total
Subprime	$0.2	$0.3	$—	$1.4	(1)	$1.9
Prime/Alt-A	0.4	0.8	3.7	2.1		7.0

	$0.6	$1.1	$3.7	$3.5		$8.9

(1)	49.6% of the collateral backing the 2007 transactions was originated in 2006.

The following table presents the detail of the Subprime collateral by vintage year (year the assets supporting the transaction were underwritten) within our insured RMBS portfolio as of September 30, 2007:

(U.S. dollars in billions)	Net Par Outstanding as of September 30, 2007	% of Total	Weighted-average Credit Rating(1)
Vintage Year
2002	$0.0	0.5%	AAA
2003	0.1	5.2%	AA+/AA
2004	0.3	15.7%	AAA/AA+
2005	0.6	31.4%	AAA/AA+
2006	0.7	36.7%	AA/AA–
2007	0.2	10.5%	AAA+/AA+

	$1.9	100.0%

(1)	Ratings represent ratings by S&P or if unrated by S&P, represent our internal ratings based on S&P ratings criteria.

Exposure to CDOs–

The following table presents the net notional exposure for our guaranteed CDOs by rating as of September 30, 2007:

(U.S. dollars in billions)(1)	Net Par Outstanding as of September 30, 2007	% of Total
AAA(2)	$43.2	97.5%
AA	0.9	2.0%
A	0.2	0.5%

	$44.3	100.0%

(1)	Ratings represent ratings by S&P or if unrated by S&P, represent our internal ratings based on S&P ratings criteria.

(2)	Also includes exposure considered to be “super senior” where the underlying credit support exceeds the “AAA” guidelines set by S&P.

The following table presents the net notional exposure for our guaranteed CDOs by type of referenced asset as of September 30, 2007:

(U.S. dollars in billions)	Net Par Outstanding as of September 30, 2007	% of Total	# of Transactions
ABS CDO(1)(2)(7)(8)	$16.1	36.3%	24
CLO(1)(3)	14.3	32.3%	63
Investment-grade corporate CDO(1)(4)	5.0	11.3%	19
CDO of CDO(1)(5)	1.9	4.3%	11
CMBS(1)(6)	4.5	10.2%	8
Other	2.5	5.6%	28

	$44.3	100.0%	153

(1)

A Collateral Debt Obligation (CDO) is an investment or a security that is collateralized by, or synthetically references, a pool of debt obligations such as corporate loans, bonds and asset backed securities (such as RMBS and CMBS).

(2)	An ABS CDO is a CDO that is collateralized by, or synthetically references, a pool of asset backed securities, though mostly Residential Mortgage Backed Securities (RMBS).

(3)

A CLO is a CDO that is collateralized by, or synthetically references, a pool of leveraged bank loans to corporate entities generally rated below investment grade i.e. rated below BBB- by S&P, Baa3 by Moody’s and BBB- by Fitch.

(4)

An Investment Grade Corporate CDO is a CDO that is collateralized by, or synthetically references, a bespoke portfolio or an index of debt to corporate entities rated investment grade i.e. rated at least BBB- by S&P, Baa3 by Moody’s and BBB- by Fitch or higher.

(5)	A CDO of CDOs is a CDO that is collateralized by, or synthetically references, a pool of other CDO securities.

(6)	A CMBS CDO is a CDO that is collateralized by, or synthetically references, a pool of Commercial Mortgage Backed Securities (CMBS).

(7)	Represents CDOs of ABS with greater than 50% RMBS collateral.

(8)

Includes $15.8 billion secured primarily by “AAA”, “AA”, and “A” rated RMBS collateral and $0.3 billion secured primarily by “BBB” rated RMBS collateral. Ratings represent ratings by S&P or if unrated by S&P, represent our internal ratings based on S&P ratings criteria.

The following table presents the net notional exposure for our CDO of ABS (1) portfolio by year of origination (year the guarantee was underwritten and issued) as of September 30, 2007:

(U.S. dollars in billions)	2002	2003	2004	2005	2006	2007	Total
High Grade(2)(4)	$—	$—	$0.9	$1.0	$7.1	$6.8	$15.8
Mezzanine(3)(4)	0.1	0.1	0.1	—	—	—	0.3

	$0.1	$0.1	$1.0	$1.0	$7.1	$6.8	$16.1

(1)	Represents CDOs of ABS with greater than 50% RMBS collateral.

(2)	CDOs secured primarily by “AAA”, “AA”, and “A” rated RMBS collateral.

(3)	CDOs secured primarily by “BBB” rated RMBS collateral.

The following table presents the net notional exposure for our CDO of ABS portfolio by referenced asset type as of September 30, 2007:

(U.S. dollars in billions)	Net Notional Outstanding as of September 30, 2007	% of Total
Prime & Midprime RMBS	$8.0	49.7%
Subprime RMBS	3.0	18.6%
CDO	3.5	21.7%
CMBS	1.2	7.5%
Other ABS	0.4	2.5%

	$16.1	100.0%

The following table presents the net notional exposure of the referenced assets underlying our CDO of ABS portfolio by rating as of September 30, 2007:

(U.S. dollars in billions) Ratings(1)	Net Notional Outstanding as of September 30, 2007	% of Total
AAA	$5.1	31.7%
AA	6.8	42.2%
A	3.0	18.6%
BBB & lower	1.2	7.5%

	$16.1	100.0%

(1)	Ratings represent the lower of ratings by S&P or Moody’s. Ratings have been updated to reflect rating actions taken by S&P and Moody’s in October 2007.

Since September 30, 2007, Moody’s and Fitch have placed a number of ABS CDO tranches guaranteed by SCA on “Watch for Downgrade.” The table below presents the number of affected transactions as of November 12, 2007 and the related net par guaranteed by SCA. Net par amounts presented in the table are as of September 30, 2007.

(U.S. dollars in millions) Rating Agency	Number of Deals	Net Par Outstanding as of September 30, 2007
Moody’s	6	$2,862.7
Fitch	1	$572.7

On November 12, 2007, Fitch downgraded two ABS CDO tranches guaranteed by SCA. The table below presents Fitch’s ratings of the affected transactions before and after the downgrades and the related net par guaranteed by SCA.

	Original Fitch Rating	Fitch Rating as of November 12, 2007	Net Par Outstanding as of September 30, 2007
ABS CDO 1	AAA	BBB	$420.9
ABS CDO 2(1)	AAA	CCC	$370.6

(1)	This transaction is on “Watch for Downgrade” by Moody’s and is included in the Moody’s figure in the previous table.

On November 12, 2007, Fitch announced the downgrade of 352 structured finance CDO transactions, of which two transactions are insured by the Company. Such transactions represent $792 million in net par insured or approximately 0.5% of the Company’s total net insured par outstanding. One of the Company’s insured transactions of approximately $371 million net par, originally rated AAA by Fitch on June 1, 2007, was downgraded to CCC. The other transaction of approximately $421 million net par, originally rated AAA by Fitch on March 29, 2007, was downgraded to BBB. The Company’s portfolio contains only one other SF CDO rated by Fitch. This transaction of approximately $573 million net par, originally rated AAA by Fitch on June 27, 2006, remains under review.

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

Offering of Series A Perpetual Non-Cumulative Preference Shares

On April 5, 2007, we consummated the sale of $250 million of our Series A Perpetual Non-Cumulative Preference Shares (the “SCA Series A Preference Shares”) which were offered for sale pursuant to a private placement. Gross proceeds from the offering were $250.0 million, offering costs were $3.4 million, and net proceeds were $246.6 million. The SCA Series A Preference Shares are perpetual securities with no fixed maturity date and, if declared by the Board of SCA, will pay a fixed dividend, on a semi-annual basis during the first and third quarters of each fiscal year, at the annualized rate of 6.88% until September 30, 2017. After such date, the Series A Preference Shares, if declared by the Board of SCA, will pay dividends, on a quarterly basis, at a floating rate based on three- month LIBOR plus 2.715%. Dividends on the SCA Series A Preference Shares are non-cumulative. The SCA Series A Preference Shares have a liquidation preference of $1,000 per preference share. See “Liquidity and Capital Resources–Capital Resources.”

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

Critical accounting policies and estimates are defined as those that require management to make significant judgments, as well as those where results therefrom may be materially different under different assumptions and conditions. We have identified the accounting for losses and loss adjustment expenses, the valuation of credit default swaps and investments, premium revenue recognition, deferred acquisition costs, and deferred income taxes, as critical accounting policies.

An understanding of our accounting policies for these items is of critical importance to understanding our consolidated financial statements. See information with respect to our critical accounting policies and estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 15, 2007. Also, in light of the significance of the change in the fair value of our credit default swaps during the three and nine month periods ended September 30, 2007, see below for an expanded discussion of our accounting policy in regard to the valuation of credit default swaps. This information should be read in conjunction with the notes to our unaudited interim consolidated financial statements.

Valuation of Credit Default Swaps

We issue and reinsure credit default swap contracts. Under the terms of a credit default swap contract we are generally required to make payments to our counterparty in the event of specific credit events relating to assets referenced in the contracts after exhaustion of various first-loss protection levels. These credit events are contract-specific, but generally cover bankruptcy and failure to pay. These credit derivatives are not subject to collateral or margin requirements. Accordingly, the credit default swap contracts function like the guarantees of debt obligations that we provide in the form of insurance.

Assets referenced in our in-force credit default swap contracts consist of structured pools of corporate obligations. Such pools were awarded investment-grade ratings at the deals’ inception. At September 30, 2007, the notional amount outstanding of our in-force credit default swap contracts was $52.4 billion ($49.2 billion net of reinsurance) and the weighted average term of such contracts was 8.3 years. In addition, based on such notional amount, as of September 30, 2007 approximately 95.6% of the referenced assets underlying such in-force contracts were rated (based on S&P ratings) “AAA”, with the remaining 4.4% rated at or above investment-grade.

Our policy is to hold our credit default swap contracts to maturity and not to trade such contracts to realize gains or losses from periodic market fluctuations. However, in certain circumstances, we may choose to terminate a credit derivative prior to maturity for risk management or other purposes (for example, upon a deterioration in underlying credit quality). With the exception of two transactions which occurred in 2004 and 2003, respectively, there have been no such terminations since the Company’s inception.

As derivative financial instruments, credit default swap contracts are required to be reported at fair value in accordance with GAAP, with changes in fair value during the period included in our earnings. The principal drivers of the fair value of our credit default swap contracts include: (i) general market credit spreads for the type(s) of assets referenced in our credit default swap contracts, (ii) the specific quality and performance of the actual assets referenced in the contracts, (iii) the amount of subordination in the transaction before liability attaches, (iv) the quality of the asset manager of the transaction, if applicable, (v) other customized structural features of such contracts (e.g. terms, conditions, covenants), (vi) the rating agency capital charge for the transaction, and (vii) supply and demand factors, including the volume of new issuance and financial guarantee market penetration, as well as the level of competition in the marketplace.

The fair value of our in-force portfolio of credit default swap contracts represents our estimate of the premium that would be required by a market participant to assume the risks in our credit derivative portfolio as of the measurement date. Fair value is defined as the price at which an asset or a liability could be bought or transferred in a current transaction between willing parties. Fair value is determined based on quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on the use of valuation techniques involving management judgment. There are no observable readily available quoted market prices for most of our in-force guarantees under our credit default swap contracts since these contracts are generally not traded by market participants. Accordingly, our estimate of the fair value of our in-force credit default swap contracts is based on the use of valuation techniques involving management judgment, which considers a number of factors, including: (i) credit price indices, published by non-affiliated financial institutions, for the type(s) of assets referenced in our credit default swap contracts (both in terms of type of assets and their credit rating), (ii) estimates of rates of return which would be required by a counterparty to assume the risks in the Company’s contracts in the current market environment, (iii) the quality of the specific assets referenced in our credit default swap contracts at the measurement date, (iv) the market perception of risk associated with such asset classes, (v) the amount of subordination in our transactions before our liability attaches relative to that required for similarly rated transactions in the current environment, (vi) the remaining average life of the transaction, (vii) prices of guarantees we have executed in proximity to the measurement date in our retail market. Because it is our policy to consider all available relevant evidence in forming our best estimate of the fair value of our credit default swaps, as new information becomes available we may consider new or different factors than those listed above and change our estimates in the future.

The weight ascribed by us to the aforementioned factors in forming our best estimate of the fair value of our credit default swap contracts may vary under changing circumstances. In periods prior to September 30, 2007, we principally considered price indices published by non-affiliated financial institutions in forming our best estimate of the fair value of our credit default swap contracts. The fair value of the guarantee was determined by multiplying the percentage change in the applicable credit price index or indices applicable to the assets referenced in the credit default swap by the present value of the remaining expected future premiums to be received under the contract. We concluded that results from this calculation represented a reasonable estimate of the fair value of our credit default swap contracts at that time.

In forming our best estimate of the fair value our credit default swap contracts as of September 30, 2007, however, we concluded that limited reliance could be placed on price indices because events and conditions in the credit markets associated with subprime mortgage collateral and corporate loans resulted in limited transaction activity in many financial instruments during the period (including collateralized debt obligations (“CDOs”) of high grade asset-backed securities, collateralized loan obligations, residential mortgage-backed securities, and CDOs of CDOs), causing financial institutions which publish the indices that we historically relied upon to estimate the fair value of our credit derivatives either to refrain from updating such indices or base changes in the indices partly on judgments in regard to estimated price levels and not actual executed trades. In addition, evidence suggested that the limited price information available in the marketplace in regard to such instruments was influenced by trades resulting from margin calls and liquidity issues that are not part of the risks associated with our business model or credit default swap contracts. Accordingly, our estimate of the fair value of our credit default swap contracts as of September 30, 2007 ascribed significant weight to our judgments regarding rates of return that would be required by a counterparty to assume the risks in our contracts in the current market environment. Our judgment in regard to rates of return considered all the factors discussed above. Our estimate of fair value for the aforementioned financial instruments as of September 30, 2007 was calculated by adjusting the present value of the expected remaining future net cash flows under such contracts (which are comprised of the remaining expected future premiums to be received under the contract, less estimated maintenance expenses and a provision for expected losses that will manifest in the future) to reflect our best estimate of the rates of return that would be required by a counterparty to assume the risks on such contracts.

Present values of the cash flows referred to above were determined using a discount rate of 6.0%, which reflects the weighted average life of our in-force credit default swaps and the corporate credit rating of the issuer/reinsurer of such contracts, XLCA and XLFA, respectively, at September 30, 2007.

Because we view the credit default contract we issue and reinsure as an extension of our financial guarantee business, we believe that the most meaningful presentation of these derivatives is to reflect: (i) fees that we receive from the issuance of such contracts in the line item captions in the statement of operations entitled “gross premiums written,” “reinsurance premium assumed,” “net premiums written” and “net premiums earned,” as appropriate, (ii) losses from actual and expected payments to counterparties under such contracts in the line item caption in the statement of operations entitled “net losses and loss adjustment expenses” and (iii) changes in the fair value of such instruments which are attributable to market factors, as discussed below, in the line item caption in the statement of operations entitled “net unrealized gains (losses) on credit derivatives.”

At September 30, 2007, the fair value of the Company’s credit derivatives was $180.8 million. Because this amount reflects management’s best estimate of the premium we would have to pay a counterparty to transfer the risks in our portfolio of credit derivatives in one or more hypothetical transactions in excess of that which we charged for such risk, it is reflected in our balance sheet as a liability. A parallel shift in the rates of return used by management to value the portfolio at September 30, 2007 by 1.0% would cause a change in the fair value of our credit derivative portfolio by approximately $11.9 million. In addition, a parallel shift in the discount rate of 1.0% used to estimate the present value of cash flows under our credit default swap contracts would cause a change in the fair value of our credit derivative portfolio by approximately $5.5 million.

Results of Operations

Consolidated Results of Operations

The following table presents summary consolidated statement of operations data for the three and nine month periods ended September 30, 2007 and 2006:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Gross premiums written	$88,135	$65,081	$242,787	$235,212
Reinsurance premiums assumed	22,645	20,489	43,612	40,184

Total premiums written	110,780	85,570	286,399	275,396
Ceded premiums	(25,546)	14,908	(54,343)	1,156

Net premiums written	85,234	100,478	232,056	276,552
Change in net deferred premium revenue	(27,057)	(55,023)	(73,308)	(137,743)

Net premiums earned (net of ceded premiums earned of $6,892, $1,576, $15,966 and $19,800)	58,177	45,455	158,748	138,809
Net investment income	31,621	21,835	88,009	53,026
Net realized gains (losses) on investments	8	(156)	(1,534)	(16,556)
Net unrealized losses on credit derivatives	(142,975)	(3,216)	(172,079)	(6,765)
Fee income and other	—	59	85	2,290

Total revenues	(53,169)	63,977	73,229	170,804

Expenses
Net losses and loss adjustment expenses	7,365	4,994	9,592	11,323
Acquisition costs, net	4,394	5,824	12,143	13,048
Operating expenses	25,604	20,861	76,227	55,448

Total expenses	37,363	31,679	97,962	79,819

(Loss) income before income tax and minority interest	(90,532)	32,298	(24,733)	90,985
Income tax (benefit) expense	(9,885)	2,747	(9,174)	2,559

(Loss) income before minority interest	(80,647)	29,551	(15,559)	88,426
Minority interest–dividends on redeemable preferred shares	805	1,139	2,723	6,877

Net (loss) income	(81,452)	28,412	(18,282)	81,549
Dividends on Series A perpetual non-cumulative preference shares	8,409	—	8,409	—

Net (loss) income available to common shareholders	$(89,861)	$28,412	$(26,691)	$81,549

Segment Results of Operations

The following table presents summary statement of operations data for our operating segments for the three and nine month periods ended September 30, 2007 and 2006:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2007	2006	2007	2006
Financial guarantee insurance segment:
Gross premiums written	$88,135	$65,081	$242,787	$235,212
Ceded premiums	(25,546)	14,908	(54,343)	1,156

Net premiums written	62,589	79,989	188,444	236,368
Change in net deferred premium revenue	(14,678)	(41,550)	(54,162)	(118,292)

Net premiums earned	47,911	38,439	134,282	118,076
Fee and other income	—	59	85	2,290

Total underwriting revenues	47,911	38,498	134,367	120,366

Net losses and loss adjustment expenses	6,636	4,302	8,379	9,149
Acquisition costs, net	2,285	4,232	7,392	8,561
Operating expenses	18,663	16,731	54,241	46,776

Total underwriting expenses	27,584	25,265	70,012	64,486

Financial guarantee insurance underwriting profit	$20,327	$13,233	$64,355	$55,880

Financial guarantee reinsurance segment:
Reinsurance premiums assumed	$22,645	$20,489	$43,612	$40,184
Change in net deferred premium revenue	(12,379)	(13,473)	(19,146)	(19,451)

Net premiums earned and total underwriting revenue	10,266	7,016	24,466	20,733

Net losses and loss adjustment expenses	729	692	1,213	2,174
Acquisition costs, net	2,109	1,592	4,751	4,487
Operating expenses	3,141	1,395	9,531	5,937

Total underwriting expenses	5,979	3,679	15,495	12,598

Financial guarantee reinsurance underwriting profit	$4,287	$3,337	$8,971	$8,135

Total segment underwriting profit	$24,614	$16,570	$73,326	$64,015
Corporate and other:
Net investment income	31,621	21,835	88,009	53,026
Net realized gains (losses) on investments	8	(156)	(1,534)	(16,556)
Net unrealized losses on credit derivatives	(142,975)	(3,216)	(172,079)	(6,765)

Subtotal	(86,732)	35,033	(12,278)	93,720
Corporate operating expenses	3,800	2,735	12,455	2,735

(Loss) income before income tax and minority interest	(90,532)	32,298	(24,733)	90,985
Income tax (benefit) expense	(9,885)	2,747	(9,174)	2,559

(Loss) income before minority interest	(80,647)	29,551	(15,559)	88,426
Minority interest–dividends on redeemable preferred shares	805	1,139	2,723	6,877

Net (loss) income	(81,452)	28,412	(18,282)	81,549
Dividends on Series A perpetual non-cumulative preference shares	8,409	—	8,409	—

Net (loss) income available to common shareholders	$(89,861)	$28,412	$(26,691)	$81,549

Discussion of Consolidated and Segment Results of Operations for the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Summary Discussion of Consolidated Results of Operations

Comparison of three months ended September 30, 2007 to three months ended September 30, 2006. Net loss available to common shareholders for the three months ended September 30, 2007 was $89.9 million, a decrease of $118.3 million from net income of $28.4 million reported during the same period in 2006. The net loss for the three months ended September 30, 2007 included $8.0 thousand of net realized gains on investments, as compared to net realized losses of approximately $0.2 million recorded during the same period in 2006. In addition, also included in net loss available to common shareholders for the three months ended September 30, 2007 was approximately $143.0 million of net unrealized losses on credit derivatives, as compared to net unrealized losses on credit derivatives of $3.2 million recorded in the comparable period in 2006.

The decrease in net income available to common shareholders of $118.3 million for the three months ended September 30, 2007, as compared to the same period in 2006, was primarily driven by: (i) higher net unrealized losses on credit derivatives of $139.8 million, resulting primarily from widening credit spreads on assets referenced in our in-force credit derivative portfolio, particularly subprime mortgage loan assets, which exist in our guarantees of senior triple-A high-grade structured finance CDOs, (ii) the semi-annual dividend on our Series A perpetual non-cumulative preference shares of $8.4 million, (iii) higher operating expenses of $4.7 million resulting primarily from increased compensation and continued investment in our infrastructure, as well as costs associated with an increase in the volume of our credit default swap business (which are not deferred under GAAP), and (iv) higher net losses and loss adjustment expenses of $2.4 million primarily due to an increase in unallocated reserves as a result of growth in the portfolio, as well as an increase in loss adjustment expenses relating to a guaranteed international consumer asset-backed securities transaction, offset in part by (v) higher earned premiums of $12.7 million driven by the CDO, public finance and consumer ABS lines of business, (vi) a decrease in income taxes of $12.6 million driven by an income tax benefit relating to the net loss reported for the quarter, (vii) an increase in net investment income of $9.8 million reflecting a significant period over period increase in average invested assets and higher yields on new money investments, and (viii) a decrease in acquisition costs of $1.4 million primarily driven by an increase in ceding commission revenue earned in the current quarter, as compared to the same period in 2006.

Set forth below is additional information with respect to earned premiums and new business production.

Net premiums earned for the three months ended September 30, 2007 of $58.2 million included $5.0 million of earnings from refundings of insured obligations and other accelerations (or $5.0 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings and other accelerations). Net premiums earned for the three months ended September 30, 2006 of $45.5 million included $0.4 million of earnings from refundings of insured obligations and other accelerations (or $0.3 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings and other accelerations).

Our business production as measured by adjusted gross premiums (which includes upfront premiums written in the period, current installment premiums due on business written in the period and expected future installment premiums on business written during the period discounted at 7.0%) totaled $141.1 million for the three months ended September 30, 2007, an increase of $49.8 million, as compared to $91.3 million reported in the comparable period in 2006. The increase was primarily due to higher production in the following lines of business: Public Finance of $17.2 million, Commercial ABS of $16.8 million, Global Infrastructure of $14.7 million and CDOs of $11.4 million. These increases were offset in part by lower adjusted gross premium production in the following lines of business: Reinsurance of $3.5 million, Municipal Guaranteed Investment Contract program of $2.8 million, and Specialized Risk of $2.6 million.

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

(U.S. dollars in thousands)	Three Months Ended September 30,
	2007	2006
Gross premiums written
Upfront policies/contracts	$49,715	$32,220
Installment policies/contracts	38,420	32,861

Total	$88,135	$65,081

The following table presents, for the periods indicated, the amount of gross premiums written by line of business:

(U.S. dollars in thousands)	Three Months Ended September 30,
	2007	2006
Gross premiums written
U.S. Public finance	$26,418	$30,249
U.S. Structured finance	30,145	17,804
International finance	31,572	17,028

Total	$88,135	$65,081

Gross premiums written were $88.1 million for the three months ended September 30, 2007, an increase of $23.0 million or 35.3%, as compared to $65.1 million recorded in the comparable period in 2006. The increase was primarily attributable to the $14.6 million favorable variance in international finance gross premiums written and the $12.3 million favorable variance in structured finance gross premiums written. The increase in international finance gross premiums written primarily reflects the growth of our Power and Utilities and Global Infrastructure businesses. The increase in structured finance reflects the growth of our in-force book of guarantees of consumer ABS and CDOs.

Reinsurance Premiums Assumed

All our reinsurance premiums assumed are from our financial guarantee reinsurance segment. The majority of our financial guarantee reinsurance business is assumed from affiliates of FSAH.

The following table presents, for the periods indicated, the amount of reinsurance premiums assumed from affiliates of FSAH and other third-party primary companies:

(U.S. dollars in thousands)	Three Months Ended September 30,
	2007	2006
Reinsurance premiums assumed
Affiliates of FSAH	$19,629	$11,317
XLI(1)	197	7,985
Third-party companies	2,819	1,187

Total	$22,645	$20,489

(1)	Represents XL Insurance (Bermuda) Ltd (“XLI”), an indirect wholly owned subsidiary of XL Capital.

The following table presents, for the periods indicated, the amount of reinsurance premiums assumed attributable to upfront and installment policies and contracts:

(U.S. dollars in thousands)	Three Months Ended September 30,
	2007	2006
Reinsurance premiums assumed
Upfront policies/contracts	$18,297	$14,847
Installment policies/contracts	4,348	5,642

Total	$22,645	$20,489

The following table presents, for the periods indicated, the amount of reinsurance premiums assumed by line of business:

(U.S. dollars in thousands)	Three Months Ended September 30,
	2007	2006
Reinsurance premiums assumed
U.S. Public finance	$1,316	$400
U.S. Structured finance	2,767	1,915
International finance	18,562	18,174

Total	$22,645	$20,489

Reinsurance premiums assumed were $22.6 million for the three months ended September 30, 2007, an increase of $2.2 million or 10.7%, as compared to $20.5 million recorded in the comparable period in 2006. The increase was due to higher public finance assumed premiums of $0.9 million, higher structured finance assumed premiums of $0.9 million and higher international finance assumed premiums of $0.4 million. Public finance increased primarily due to a few upfront general obligation transactions assumed during the current quarter. Structured finance increased primarily due to increased structured single risk premiums during the current quarter. The amount of reinsurance ceded to us depends upon the type and amount of insurance written by primary companies, their capital needs and other factors. Such reinsurance is generally structured on a facultative basis.

Ceded Premiums

We manage our in-force business based on single-risk limits to avoid concentration in single names and to mitigate event risk. For transactions that exceed our single-risk limits, we cede the excess to XLI, XL Reinsurance America, Inc. (“XL RE AM”, an indirect wholly owned subsidiary of XL Capital), or third-party reinsurers. Through these cessions, we gain greater flexibility to manage large single risks and reduce concentration in specific bond sectors and geographic regions. Part of our long-term strategy is to reduce reinsurance to XLI and XL RE AM, and increase our third-party reinsurance relationships. To the extent that we cede a portion of our exposure to one or more reinsurance companies, we can reduce our concentration to particular issuers and help to control the diversification of our in-force business. In addition, use of reinsurance can increase our capacity to write new business and strengthen our capital adequacy.

The following table presents, for the periods indicated, the amount of premiums ceded to XLI, XL RE AM and other third-party reinsurers:

(U.S. dollars in thousands)	Three Months Ended September 30,
	2007	2006
Ceded premiums
XLI	$(17,778)	$26,546
XL RE AM	(643)	(8,024)
Third-party reinsurers	(7,125)	(3,614)

Total	$(25,546)	$14,908

All of our ceded premiums are from our financial guarantee insurance segment. Ceded premiums were $(25.5) million for the three months ended September 30, 2007, an increase of $(40.4) million, as compared to the prior year period. Ceded premiums written in the three months ended September 30, 2006 of $14.9 million reflect the return of $26.5 million of premiums previously ceded to XLI in accordance with a commutation effective on the date of our IPO. Ceded premiums written in the three months ended September 30, 2007 include $(17.3) million relating to the retrocession of $3.7 billion par/notional exposure to XLI effective July 1, 2007, which was undertaken for risk and capital management purposes.

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

The following table presents, for the periods indicated, the amount of earned premiums attributable to upfront and installment policies:

(U.S. dollars in thousands)	Three Months Ended September 30,
	2007	2006
Net premiums earned
Upfront policies/contracts	$21,684	$13,846
Installment policies/contracts	36,493	31,609

Total	$58,177	$45,455

Net premiums earned were $58.2 million for the three months ended September 30, 2007, an increase of $12.7 million or 27.9%, as compared to $45.5 million in the comparable period in 2006. The increase in earned premiums was primarily attributable to higher earned premiums in our financial guarantee insurance segment of $9.5 million and higher earned premiums in our financial guarantee reinsurance segment of approximately $3.2 million. Higher earned premium in our financial guarantee insurance segment was primarily attributable to growth in earned premiums from our CDO, public finance and consumer asset-backed businesses and an increase in refundings and other accelerations during the period of $2.1 million, offset in part by higher earned premiums ceded to XLI. Higher earned premium in our financial guarantee reinsurance segment was primarily attributable to an increase in refundings and other accelerations during the period of $2.6 million.

Net Investment Income

Net investment income was $31.6 million for the three months ended September 30, 2007, an increase of $9.8 million or 45.0% as compared to $21.8 million in the comparable period in 2006. The increase in net investment income was due primarily to higher average invested assets, higher new money yields and a longer portfolio duration. The increase in our average invested assets period over period was primarily attributable to operating cash flows since the comparable period in 2006 and the net proceeds from the SCA Series A Preference Shares, which were issued in April 2007. Also contributing to the increase in average invested assets were the net proceeds from our IPO, cash capital contributions from XL Capital, and the transfer of certain business to us from affiliates of XL Capital in connection with our IPO, which was consummated on August 4, 2006.

The following tables present net investment income, average invested assets, the effective yield on our average invested assets, and the average duration of our invested assets as of and for the three months ended September 30, 2007 and 2006, respectively. See “Investments” for information regarding the credit quality of our debt securities.

(U.S. dollars in thousands)	Three Months Ended September 30,
	2007	2006
Net investment income	$31,621	$21,835
Average invested assets(1)	$2,539,785	$1,808,155
Effective yield(2)	4.98%	4.83%

(1)	Represents the monthly average of the amortized cost of debt securities, short-term investments and cash and cash equivalents for the respective periods.

(2)	Effective yield represents net investment income as a percentage of average invested assets during the period on an annualized basis.

	As of September 30,
	2007	2006
Weighted average duration in years	3.4	3.2

Net Realized Gains (Losses) on Investments

Net realized gains on investments were $8.0 thousand for the three months ended September 30, 2007, as compared to net realized losses of approximately $0.2 million in the comparable period in 2006. The net losses realized during the three months ended September 30, 2006, were primarily attributable to portfolio dispositions relating to the management of duration, yield and credit risk.

Net Unrealized Losses on Credit Derivatives

The Company’s derivative financial instruments principally include credit default swaps issued to its customers. Changes in the fair value of credit default swaps attributable to earnings from premiums received by us from the issuance of such contracts are recorded in net premiums earned in the consolidated statement of operations. In addition, changes in the fair value of credit default swaps attributable to losses from actual and expected payments to counterparties under such contracts are recorded in losses and loss adjustment expenses in the consolidated statement of operations, and the remaining components of the change in fair value of credit default swaps, which are attributable to changes credit spreads, credit quality, interest rates, rates of return, and various other factors are recorded in net unrealized losses on credit derivatives. See “Critical Accounting Policies and Estimates–Valuation of Credit Default Swaps” or “Note 3 to the Unaudited Interim Consolidated Financial Statements” for additional information.

Net unrealized losses on credit derivatives were $143.0 million for the three months ended September 30, 2007, an increase of $139.8 million, as compared to unrealized losses of $3.2 million reported in the comparable period in 2006. The unrealized loss on our credit derivatives resulted from widening credit spreads across most sectors, particularly Senior AAA High-Grade Structured Finance CDOs, which accounted for $85.1 million of unrealized losses on approximately $15.3 billion of par exposure. In addition, our credit derivatives on CLOs and investment-grade corporate synthetic CDOs accounted for unrealized losses of $39.0 million and $10.7 million, respectively for the three months ended September 30, 2007, due to widening credit spreads in the specific sectors underlying these instruments. There was no change in the credit rating of the referenced assets underlying our credit default swaps during the three month period ended September 30, 2007.

Net Losses and Loss Adjustment Expenses

Net losses and loss expenses include current year net losses incurred and adverse or favorable development of prior year net losses and loss expenses reserves. The following table presents, for the periods indicated, the activity in our reserves for losses and loss adjustment expenses, net of reinsurance:

(U.S. dollars in thousands)	Financial Guarantee Insurance	Financial Guarantee Reinsurance	Consolidated Total
Beginning balance, June 30, 2007	$72,951	$18,802	$91,753
Case reserve provision	—	12	12
Loss adjustment expense reserve provision	1,103	12	1,115
Unallocated reserve provision	5,533	705	6,238

Net losses and loss adjustment expenses	6,636	729	7,365
Paid losses and loss adjustment expenses	(1,146)	(12)	(1,158)

Ending balance, September 30, 2007	$78,441	$19,519	$97,960

Beginning balance, June 30, 2006	$64,239	$18,678	$82,917
Case reserve provision	—	128	128
Loss adjustment expense reserve provision	3	5	8
Unallocated reserve provision	4,299	559	4,858

Net losses and loss adjustment expenses	4,302	692	4,994
Assumption of obligation by XLI(1)	—	(1,177)	(1,177)
Paid losses and loss adjustment expenses	(389)	(5)	(394)

Ending balance, September 30, 2006	$68,152	$18,188	$86,340

(1)

In connection with the cancellation from inception of certain business ceded by the Company to XLI in connection with our IPO, XLI assumed the Company’s obligation for loss adjustment expenses relating to such business – see Note 6 to the unaudited interim consolidated financial statements herein.

Net losses and loss adjustment expenses were $7.4 million for the three months ended September 30, 2007, an increase of $2.4 million, or 48.0%, as compared to $5.0 million recorded in the comparable period in 2006. The increase in net losses and loss adjustment expenses was primarily attributable to higher net losses and loss adjustment expenses in the insurance segment of $2.3 million. Net losses and loss adjustment expenses in the financial guarantee reinsurance segment remained essentially the same year over year.

Higher net losses and loss adjustment expenses in the financial guarantee insurance segment during the three months ended September 30, 2007 were primarily due to an increase in unallocated reserves of $1.2 million due to growth in our in-force business and an increase in loss adjustment expenses of $1.1 million relating to a guaranteed international consumer asset-backed securities transaction, as compared to the same period in 2006.

In the financial guarantee reinsurance segment, period over period losses and loss adjustment expenses remained essentially the same, as unallocated reserves increased $0.1 million due to growth in our in-force business and case basis provisions for losses and loss adjustment expenses decreased $0.1 million.

Acquisition Costs, Net

The following table presents the components of net acquisition costs during the periods indicated:

(U.S dollars in thousands)	Three Months Ended September 30,
	2007	2006
Amortization of deferred acquisition costs and ceding commissions
Financial Guarantee Insurance:
Acquisition costs	$4,442	$4,636
Ceding commissions	(2,157)	(404)

	2,285	4,232
Financial Guarantee Reinsurance:
Acquisition costs	2,109	1,592

Net acquisition costs	$4,394	$5,824

Capitalized acquisition costs in the financial guarantee insurance segment consist of premium and excise taxes, rating agency fees and legal costs associated with the production of new business, as well as a portion of compensation, travel and entertainment and marketing costs. Such capitalized acquisition costs are reduced by ceding commission income on premiums ceded to reinsurers.

Net acquisition costs in the financial guarantee insurance segment decreased $1.9 million, or 46.0% in the three months ended September 30, 2007, as compared to the same period in 2006. The decrease was primarily due to an increase in ceded premiums earned and lower amortization of acquisition costs during the current quarter.

Acquisition costs in the financial guarantee reinsurance segment represent commissions paid to acquire assumed business. Amortization of acquisition costs in the financial guarantee reinsurance segment was $2.1 million during the three months ended September 30, 2007, an increase of $0.5 million, as compared to the same period in 2006. As acquisition costs are recognized as revenue is earned, the increase is consistent with the increase in net premiums earned in the financial guarantee reinsurance segment.

Operating Expenses

Operating expenses were $25.6 million for the three months ended September 30, 2007, an increase of $4.7 million or 22.5%, as compared to $20.9 million in the comparable period in 2006. Operating expenses for the three months ended September 30, 2007 are comprised of operating expenses of our financial guarantee insurance and reinsurance segments, as well as corporate operating expenses, which consist of costs associated with SCA being a stand-alone public company. Operating expenses of our financial guarantee insurance and reinsurance segments aggregated $21.8 million for the three months ended September 30, 2007, an increase of $3.7 million, as compared to $18.1 million in the same period in 2006. The increase in operating expenses of our financial guarantee insurance and reinsurance segments resulted primarily from: (i) increased compensation related, in part, to a net increase in the number of our employees, (ii) an increase in the volume of our credit default swap business (the costs of which cannot be deferred), and (iii) continued investment in our infrastructure. During the three months ended September 30, 2007 we reported corporate operating expenses of $3.8 million, an increase of $1.1 million, as compared to the $2.7 million in the same period of 2006. Corporate expenses for the three months ended September 30, 2006 include only two months of expenses as our IPO was effective August of 2006.

Income Tax (Benefit) Expense

For the three months ended September 30, 2007, we reported an income tax benefit of $9.9 million, a decrease of $12.6 million, as compared to income tax expense of $2.7 million reported in the comparable period in 2006. The income tax benefit reported in the current quarter resulted from the net loss reported during the period, which was primarily driven by the unrealized loss on credit derivatives recorded during the quarter. See Note 7 to the Unaudited Interim Consolidated Financial Statements.

Minority Interest – Dividends on Redeemable Preferred Shares

Dividends on redeemable preferred shares were $0.8 million for the three months ended September 30, 2007, a decrease of $0.3 million, as compared to $1.1 million recorded during the same period in 2006. The decrease was due to an extraordinary dividend of $15.0 million paid by XLFA on its preferred shares on March 30, 2007 and a corresponding reduction in the stated value of the remaining outstanding Series A Redeemable Preferred Shares. As a result of the reduction in stated value, dividends on the redeemable preferred shares are $0.8 million quarterly subsequent to March 31, 2007. See “Liquidity and Capital Resources – XLFA Preferred Share Dividend Requirements.”

Dividends on SCA Series A Preference Shares

Because dividends on our SCA Series A Preference Shares are non-cumulative and the declaration of such dividends are subject to the discretion of the Company’s Board of Directors, under GAAP such dividends can only be recognized when declared by the board and may not be accreted ratably over each fiscal year. In addition, because the governing documents underlying the SCA Series A Preference Shares provide for semi-annual dividends, dividends will only be recognized during the first and third quarters of each fiscal year, if declared by the Board of Directors. During the three months ended September 30, 2007 a semi-annual dividend of $8.4 million on the SCA Series A Preference Shares was declared July 31, 2007 by our Board of Directors and paid on October 1, 2007 to shareholders of record of the SCA Series A Preference Shares on September 28, 2007. See “Offering of Series A Perpetual Non-Cumulative Preference Shares.”

Discussion of Consolidated and Segment Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Summary Discussion of Consolidated Results of Operations

Comparison of nine months ended September 30, 2007 to nine months ended September 30, 2006. Net loss available to common shareholders for the nine months ended September 30, 2007 was $26.7 million, a decrease of $108.2 million from net income of $81.5 million reported during the same period in 2006. Net loss for the nine months ended September 30, 2007 included $1.5 million of net realized losses on investments, as compared to net realized losses of approximately $16.6 million recorded during the same period in 2006. In addition, also included in net loss available to common shareholders for the nine months ended September 30, 2007 was approximately $172.1 million of net unrealized losses on credit derivatives, as compared to net unrealized losses on credit derivatives of $6.8 million recorded in the comparable period in 2006.

The decrease in net income available to common shareholders of $108.2 million for the nine months ended September 30, 2007, as compared to the same period in 2006, was primarily driven by: (i) higher net unrealized losses on credit derivatives of $165.3 million, resulting primarily from widening credit spreads on assets referenced in our in-force portfolio of credit derivatives, particularly subprime mortgage loan assets, which exist in our guarantees of senior triple-A high-grade structured finance CDOs, (ii) higher operating expenses of $20.8 million resulting primarily from increased compensation, costs associated with an increase in the volume of our credit default swap business (which are not deferred under GAAP), and continued investment in our infrastructure, (iii) the semi- annual dividend on our Series A perpetual non-cumulative preference shares of $8.4 million, and (iv) lower fee income of $2.2 million, offset in part by (v) an increase in net investment income of $35.0 million reflecting a significant period over period increase in average invested assets and higher yields on new money investments (vi) higher earned premiums of $19.9 million driven by the CDO, public finance and global infrastructure lines of business, which was partially offset by a period over period decrease in refundings and other accelerations of approximately $13.6 million, (vii) a decrease in net realized losses on investments of $15.0 million (during the nine months ended September 30, 2006, we reported net realized losses $16.6 million, of which $14.0 million related to an impairment charge on investments acquired in satisfaction of a claim), (vii) a decrease in income taxes of $11.7 million driven by an income tax benefit relating to the net loss reported for during the current period, (viii) a decrease in dividends on our redeemable preferred shares of $4.2 million due to an amendment in the terms of the redeemable preferred shares in April 2006, (ix) lower net losses and loss adjustment expenses of $1.7 million due to favorable development of case reserves, offset in part by an increase in unallocated reserves resulting from the growth of our in-force business, and (x) a decrease in net acquisition costs of $0.9 million primarily driven by an increase in ceding commission revenue earned in the current period, as compared to the same period in 2006.

Set forth below is additional information with respect to earned premiums and new business production.

Net premiums earned for the nine months ended September 30, 2007 of $158.7 million included $12.0 million of earnings from refundings of insured obligations and other accelerations (or $11.2 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings and other accelerations). Net premiums earned for the nine months ended September 30, 2006 of $138.8 million included $25.6 million of earnings from refundings of insured obligations and other accelerations (or $23.4 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings and other accelerations).

Our business production as measured by adjusted gross premiums (which includes upfront premiums written in the period, current installment premiums due on business written in the period and expected future installment premiums on business written during the period discounted at 7.0%) totaled $393.5 million for the nine months ended September 30, 2007, an increase of $34.6 million, as compared to $358.9 million reported in the comparable period in 2006. The increase was primarily due to higher production in the following lines of business: CDO of $71.3 million, Specialized Risk of $14.6 million, Power and Utilities of $9.7 million and Consumer ABS of $9.3 million. These increases were offset in part by lower adjusted gross premium production in the following lines of business: Public Finance of $37.8 million and Global Infrastructure of $33.6 million.

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

(U.S dollars in thousands)	Nine Months Ended September 30,
	2007	2006
Gross premiums written
Upfront policies/contracts	$140,104	$151,280
Installment policies/contracts	102,683	83,932

Total	$242,787	$235,212

The following table presents, for the periods indicated, the amount of gross premiums written by line of business:

(U.S dollars in thousands)	Nine Months Ended September 30,
	2007	2006
Gross premiums written
U.S. Public finance	$78,020	$104,130
U.S. Structured finance	77,354	54,486
International finance	87,413	76,596

Total	$242,787	$235,212

Gross premiums written were $242.8 million for the nine months ended September 30, 2007, an increase of $7.6 million or 3.2%, as compared to $235.2 million recorded in the comparable period in 2006. The increase was primarily attributable to the $22.9 million favorable variance in structured finance gross premiums written and the $10.8 million favorable variance in international finance gross premiums written. The increase in structured finance reflects the growth of our in-force book of our CDO and consumer asset-backed securities businesses. The increase in international finance gross premiums written primarily reflects the growth of our Power and Utilities business, which was partially offset by a decline in our Global Infrastructure business. The decrease in public finance gross premiums written reflects intense price competition in this sector.

Reinsurance Premiums Assumed

All our reinsurance premiums assumed are from our financial guarantee reinsurance segment. The majority of our financial guarantee reinsurance business is assumed from affiliates of FSAH.

The following table presents, for the periods indicated, the amount of reinsurance premiums assumed from affiliates of FSAH and other third-party primary companies:

(U.S dollars in thousands)	Nine Months Ended September 30,
	2007	2006
Reinsurance premiums assumed
Affiliates of FSAH	$34,914	$20,880
XLI	27	9,161
Third-party companies	8,671	10,143

Total	$43,612	$40,184

The following table presents, for the periods indicated, the amount of reinsurance premiums assumed attributable to upfront and installment policies and contracts:

(U.S dollars in thousands)	Nine Months Ended September 30,
	2007	2006
Reinsurance premiums assumed
Upfront policies/contracts	$32,646	$22,873
Installment policies/contracts	10,966	17,311

Total	$43,612	$40,184

The following table presents, for the periods indicated, the amount of gross reinsurance premiums assumed by line of business:

(U.S dollars in thousands)	Nine Months Ended September 30,
	2007	2006
Reinsurance premiums assumed
U.S. Public finance	$2,215	$717
U.S. Structured finance	6,502	6,741
International finance	34,895	32,726

Total	$43,612	$40,184

Reinsurance premiums assumed were $43.6 million for the nine months ended September 30, 2007, an increase of $3.4 million or 8.5%, as compared to $40.2 million recorded in the comparable period in 2006. The increase was primarily due to higher international and public finance premiums assumed, partially offset by a small decrease in structured finance assumed premiums. The increase in premiums assumed from international finance business was primarily due to transactions in the utilities sector and the increase in premiums assumed from public finance business was primarily due to general obligation transactions during the current period. The amount of reinsurance ceded to us depends upon the type and amount of insurance written by primary companies, their capital needs and other factors. Such reinsurance is generally structured on a facultative basis.

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

The following table presents, for the periods indicated, the amount of premiums ceded to XLI, XL RE AM and other third-party reinsurers:

(U.S dollars in thousands)	Nine Months Ended September 30,
	2007	2006
Ceded premiums
XLI	$(18,304)	$18,804
XL RE AM	(4,406)	(8,567)
Other third-party reinsurers	(31,633)	(9,081)

Total	$(54,343)	$1,156

All of our ceded premiums are from our financial guarantee insurance segment. Ceded premiums were $(54.3) million for the nine months ended September 30, 2007, an increase of $(55.5) million, as compared to $1.2 million recorded in the comparable prior year period. The increase in premiums ceded to other third-party reinsurers during the nine months ended September 30, 2007 was primarily due to the placement of reinsurance relating to a large structured finance transaction written at the end of 2006. Ceded premiums written to XLI for the nine months ended September 30, 2006 reflect the return of $26.5 million of premiums in accordance with a commutation effective on the date of our IPO and premiums ceded to XLI for the nine months ended September 30, 2007 includes $(17.3) million relating to a retrocession of $3.7 billion of par/notional exposure to XLI which was effective July 1, 2007. This transaction was undertaken for capital management purposes.

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

The following table presents, for the periods indicated, the amount of earned premiums attributable to upfront and installment policies:

(U.S dollars in thousands)	Nine Months Ended September 30,
	2007	2006
Net premiums earned
Upfront policies/contracts	$59,799	$53,398
Installment policies/contracts	98,949	85,411

Total	$158,748	$138,809

Net premiums earned were $158.7 million for the nine months ended September 30, 2007, an increase of $19.9 million or 14.3%, as compared to $138.8 million in the comparable period in 2006. The increase in earned premiums was primarily attributable to higher earned premiums in the financial guarantee insurance and reinsurance segments of $16.2 million and $3.7 million, respectively.

The increase in net earned premium in the financial guarantee insurance segment was primarily attributable to: (i) growth in earned premiums in our CDO, global infrastructure and public finance lines of business, and (ii) lower ceded premiums earned, offset in part by, (iii) lower earned premiums from refundings and other accelerations of $16.7 million. Net premiums earned from refundings and other accelerations in the financial guarantee insurance segment were $8.3 million and $25.0 million for the nine months ended September 30, 2007 and 2006, respectively.

The increase in net earned premium in the financial guarantee reinsurance segment was primarily attributable to higher earned premiums from refundings and other accelerations. Net premiums earned from refundings and other accelerations in the financial guarantee reinsurance segment were $3.8 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Net Investment Income

Net investment income was $88.0 million for the nine months ended September 30, 2007, an increase of $35.0 million or 66.0% as compared to $53.0 million in the comparable period in 2006. The increase in net investment income was due primarily to higher average invested assets, higher new money yields and a longer portfolio duration. The increase in our average invested assets period over period was primarily attributable to operating cash flows since the comparable period in 2006 and the net proceeds from the SCA Series A Preference Shares, which were issued in April 2007. Also contributing to the increase were the net proceeds from our IPO, cash capital contributions from XL Capital, and the transfer of certain business to us from affiliates of XL Capital in connection with our IPO, which was consummated on August 4, 2006.

The following tables present net investment income, average invested assets, the effective yield on our average invested assets, and the average duration of our invested assets as of and for the three months ended September 30, 2007 and 2006, respectively. See “Investments” for information regarding the credit quality of our debt securities.

(U.S dollars in thousands, except percentages)	Nine Months Ended September 30,
	2007	2006
Net investment income	$88,009	$53,026
Average invested assets(1)	$2,407,203	$1,584,481
Effective yield(2)	4.87%	4.46%

(1)	Represents the monthly average of the amortized cost of debt securities, short-term investments and cash and cash equivalents for the respective periods.

(2)	Effective yield represents net investment income as a percentage of average invested assets during the period on an annualized basis.

	As of September 30,
	2007	2006
Average duration in years	3.4	3.2

Net Realized Gains (Losses) on Investments

Net realized losses on investments were $1.5 million for the nine months ended September 30, 2007 as compared to a net realized loss of $16.6 million in the comparable period in 2006. Net realized losses during the nine months ended September 30, 2007 included approximately $1.1 million of net realized losses resulting from portfolio dispositions relating to duration, yields and credit risk and an other-than-temporary impairment charge of $0.3 million relating to two securities. As a result of the aforementioned dispositions during the nine months ended September 30, 2007, the weighted average duration of our investment portfolio increased to 3.4 years at September 30, 2007 from approximately 3.1 at December 31, 2006. During the nine months ended September 30, 2006, net realized losses on investments included a $14.0 million impairment charge on certain investments acquired in satisfaction of a claim.

Net Unrealized (Losses) on Credit Derivatives

The Company’s derivative financial instruments principally include credit default swaps issued to its customers. Changes in the fair value of credit default swaps attributable to earnings from premiums received by us from the issuance of such contracts are recorded in net premiums earned in the unaudited interim consolidated statement of operations. In addition, changes in the fair value of credit default swaps attributable to losses from actual and expected payments to counterparties under such contracts are recorded in losses and loss adjustment expenses in the consolidated statement of operations, and the remaining components of the change in fair value of credit default swaps, which are attributable to changes in credit spreads, credit quality, interest rates, rates of return, and various other factors are recorded in net unrealized losses on credit derivatives. See “Critical Accounting Policies and Estimates – Valuation of Credit Default Swaps” or “Note 3 to the Unaudited Interim Consolidated Financial Statements” for additional information.

Net unrealized losses on credit derivatives were $172.1 million for the nine months ended September 30, 2007, an increase of $165.3 million, as compared to unrealized losses of $6.8 million reported in the comparable period in 2006. The unrealized loss on our credit derivatives resulted primarily from widening credit spreads across most sectors, particularly senior AAA high-grade structured finance CDOs, which accounted for $100.7 million of unrealized losses on approximately $15.3 billion of par exposure. In addition, our credit derivatives on CLOs and investment-grade corporate synthetic CDOs accounted for unrealized losses of $39.0 million and $13.9 million, respectively, for the nine months ended September 30, 2007, due to widening credit spreads in the specific sectors underlying these instruments. With the exception of one of our credit default swaps which guaranteed an international consumer loan asset securitization which was downgraded from AA to BBB+ (based on S&P ratings), there were no changes in the credit ratings of the referenced assets underlying our credit default swaps during the nine months ended September 30, 2007.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses include current year net losses incurred and adverse or favorable development of prior year net losses and loss adjustment expenses reserves. The following table presents, for the periods indicated, the activity in our reserves for losses and loss adjustment expenses, net of reinsurance:

(U.S. dollars in thousands)	Financial Guarantee Insurance	Financial Guarantee Reinsurance	Consolidated Total
Beginning balance, January 1, 2007	$71,574	$18,327	$89,901
Case reserve provision	(3,304)	(352)	(3,656)
Loss adjustment expense reserve provision	1,098	21	1,119
Unallocated reserve provision	10,585	1,544	12,129

Net losses and loss adjustment expenses	8,379	1,213	9,592
Paid losses and loss adjustment expenses	(1,512)	(21)	(1,533)

Ending balance, September 30, 2007	$78,441	$19,519	$97,960

Beginning balance, January 1, 2006	$60,811	$17,340	$78,151
Case reserve provision	—	774	774
Loss adjustment expense reserve provision	465	149	614
Unallocated reserve provision	8,684	1,251	9,935

Net losses and loss adjustment expenses	9,149	2,174	11,323
Assumption of obligation by XLI(1)	—	(1,177)	(1,177)
Paid losses and loss adjustment expenses	(1,808)	(149)	(1,957)

Ending balance, September 30, 2006	$68,152	$18,188	$86,340

(1)

In connection with the cancellation from inception of certain business ceded by the Company to XLI, XLI assumed the Company’s obligation for such loss adjustment expenses – see Note 6 to the consolidated financial statements herein.

For the nine months ended September 30, 2007, net losses and loss adjustment expenses were $9.6 million, a decrease of $1.7 million or 15.0%, as compared to $11.3 million reported in the comparable period in 2006. The decrease consisted of lower losses and loss adjustment expenses in our financial guarantee insurance and reinsurance segments of $0.8 million and $1.0 million, respectively.

Lower net losses and loss adjustment expenses in the financial guarantee insurance segment during the nine months ended September 30, 2007 resulted primarily from favorable development of case basis reserves of $3.3 million, offset in part by an increase in unallocated reserves of $1.9 million resulting from the growth of our in-force business. The favorable development of case basis reserves was primarily attributable to a case basis reserve relating to an insured obligation supported by subprime mortgage loans which was accelerated, fully paid, and defeased pursuant to the exercise of a clean-up call by the sponsor of the securitization in late March 2007 (See Note 9 (c) to the Unaudited Interim Consolidated Financial Statements elsewhere herein for details).

Lower net losses and loss adjustment expenses in the financial guarantee reinsurance segment during the nine months ended September 30, 2007 resulted primarily from favorable development of case basis reserves of $1.1 million, offset in part by an increase in unallocated reserves of $0.3 million resulting from the growth of our in-force business.

Acquisition Costs, Net

The following table presents the components of acquisition costs, net, during the periods indicated:

(U.S dollars in thousands)	Nine Months Ended September 30,
	2007	2006
Amortization of deferred acquisition costs and ceding commissions
Financial Guarantee Insurance:
Acquisition costs	$12,022	$13,868
Ceding commissions	(4,630)	(5,307)

Net acquisition costs	7,392	8,561
Financial Guarantee Reinsurance:
Acquisition costs	4,751	4,487

Acquisition costs, net	$12,143	$13,048

Capitalized acquisition costs in the financial guarantee insurance segment consist of a portion of compensation, travel and entertainment and marketing costs, as well as premium and excise taxes, rating agency fees and legal costs associated with the production of new business. Such capitalized acquisition costs are reduced by ceding commission income on premiums ceded to reinsurers.

Net acquisition costs decreased $0.9 million, or 6.9% in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, primarily driven by decreased acquisition costs in the financial guarantee insurance segment of $1.8 million due to a decrease in refunding activity from the year-ago period, partially offset by a decrease in ceding commission revenue in the financial guarantee insurance segment of $0.7 million and an increase in acquisition costs in the financial guarantee reinsurance segment of $0.3 million. Accelerated amortization due to refundings was $0.5 million in the current period compared to $2.1 million in the year ago period. Excluding the impact of refundings, the decrease of $0.3 million in acquisition costs for the financial guarantee insurance segment was due to a decrease in the rate of amortization for certain underwriting years due to an increase in the remaining average life of in-force business written in those years, partially offset by higher premium taxes due to an increase in installment premiums written and the amortization of the current underwriting year’s deferred acquisition costs. The decrease in ceding commission revenue in the financial guarantee insurance segment was driven by lower ceded reinsurance. Business previously ceded to XLI was commuted back to the Company coincident with the IPO in the third quarter of 2006. As such, we retained more business written as compared to 2006, which resulted in a decrease of ceding commission revenue of 12.8%, from $5.3 million in 2006 to $4.6 million in 2007, consistent with the significant decrease in ceded premium earned observed from 2006 to 2007 ($19.8 million vs. $16.0 million).

Acquisition costs in the financial guarantee reinsurance segment represent commissions paid to acquire assumed business. Amortization of acquisition costs in the financial guarantee reinsurance segment was $4.8 million in the nine months ended September 30, 2007, increasing $0.3 million versus the comparable period in 2006. As acquisition costs are recognized as revenue is earned, the increase is consistent with the increase in net premiums earned in the financial guarantee reinsurance segment.

Operating Expenses

Operating expenses were $76.2 million for the nine months ended September 30, 2007, an increase of $20.8 million or 37.5%, as compared to $55.4 million in the comparable period in 2006. Operating expenses for the nine months ended September 30, 2007 are comprised of operating expenses of our financial guarantee insurance and reinsurance segments, as well as corporate operating expenses, which consist of costs associated with SCA being a stand-alone public company. Operating expenses of our financial guarantee insurance and reinsurance segments aggregated $63.8 million for the nine months ended September 30, 2007, an increase of $11.1 million, as compared to $52.7 million in the same period in 2006. The increase in operating expenses of our financial guarantee insurance and reinsurance segments resulted primarily from: (i) increased compensation related, in part, to a net increase in the number of our employees, (ii) an increase in the volume of our credit default swap business (the costs of which cannot be deferred), and (iii) continued investment in our infrastructure. During the nine months ended September 30, 2007, we reported corporate operating expenses of $12.5 million, which included approximately $0.8 million of expense incurred by the Company in connection with the secondary offering of SCA common shares by XL Capital. See “Organization Background, Initial Public Offering, and Ownership by XL Capital” and Note 6 to the Unaudited Interim Consolidated Financial Statements.

Income Tax (Benefit) Expense

For the nine months ended September 30, 2007, we reported an income tax benefit of $9.2 million, a decrease of $11.8 million, as compared to income tax expense of $2.6 million reported in the comparable period in 2006. The income tax benefit reported in the current period resulted from the net loss reported during the period, which was primarily driven by the unrealized loss on credit derivatives recorded during the quarter. See Note 7 to the Unaudited Interim Consolidated Financial Statements.

Minority Interest – Dividends on Redeemable Preferred Shares

Dividends on redeemable preferred shares were $2.7 million for the nine months ended September 30, 2007, a decrease of $4.2 million, as compared to $6.9 million recorded during the same period in 2006.

The decrease in dividends on the redeemable preferred shares of XLFA during the nine months ended September 30, 2007, as compared to the comparable period in 2006 was due to an amendment of the terms of the preferred shares pursuant to an agreement with the holders of such securities in April 2006 and a change in the stated value of such securities in connection with the payment of an extraordinary dividend on March 30, 2007 of $15.0 million.

In accordance with the aforementioned amendment: (i) the participating dividend of the preferred shares, which was in effect prior to 2006, was eliminated, (ii) the stated value of the redeemable preferred shares held by FSAH was increased to $54.0 million, and (iii) the fixed dividend rate, which was in effect prior to 2006, was changed to a fixed rate of 8.25%. As a result of the aforementioned amendments to the dividend provisions of the preferred shares, dividends on the preference shares were $1.1 million quarterly subsequent to March 31, 2006.

In connection with the extraordinary dividend the stated value of the redeemable preferred shares was reduced by $15.0 million. As a result of the reduction in stated value, dividends on the redeemable preferred shares will be $0.8 million quarterly subsequent to March 31, 2007. See “Liquidity and Capital Resources – XLFA Redeemable Preferred Shares Extraordinary Dividend.”

Dividends on SCA Series A Preference Shares

Because dividends on our SCA Series A Preference Shares are non-cumulative and the declaration of such dividends are subject to the discretion of the Company’s Board of Directors, under GAAP such dividends can only be recognized when declared by the board and may not be accreted ratably over the each fiscal year. In addition, because the governing documents underlying the SCA Series A Preference Shares provide for semi-annual dividends, dividends will only be recognized during the first and third quarters of each fiscal year, if declared by the Board of Directors. During the nine months ended September 30, 2007 a semi-annual dividend of $8.4 million on the SCA Series A Preference Shares was declared July 31, 2007 by our Board of Directors and paid on October 1, 2007 to shareholders of record of the SCA Series A Preference Shares on September 28, 2007. See “Offering of Series A Perpetual Non-Cumulative Preference Shares” and Note 13 to the unaudited interim consolidated financial statements.

Investments

The Finance and Risk Oversight Committee of our Board of Directors approves our general investment objectives and guidelines. Independent investment managers manage all of our consolidated investment portfolios.

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

As of September 30, 2007, our consolidated fixed-income portfolio consisted of debt securities, short-term investments and cash and cash equivalents with a carrying value of $2.3 billion, $0.1 billion and $0.2 billion, respectively. Our debt securities are designated as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fixed-income portfolio is reported at fair value in accordance with SFAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. Short-term investments consist of securities with maturities equal to or greater than 90 days but less than one year at time of purchase.

The average duration of our investment portfolio was 3.4 years as of September 30, 2007, as compared to 3.1 years as of December 31, 2006.

Our fixed-income portfolio is exposed to credit and interest rate risk. As of September 30, 2007, the fair value of our fixed-income portfolio was approximately $2.6 billion, as compared to approximately $2.2 billion as of December 31, 2006.

The table below shows the percentage of our fixed-income portfolio (excluding cash and cash equivalents) by credit rating as of September 30, 2007:

Credit Rating(1):	Total
AAA	72.2%
AA	16.6%
A	10.8%
BBB	.4%

Total	100.0%

(1)	As of September 30, 2007 the average credit quality of our fixed-income portfolio was “AA+.”

As of September 30, 2007, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented 11.6% of the total fixed-income portfolio and approximately 46.1% of all corporate holdings. As of September 30, 2007, none of our corporate holdings exceeded 2.0% of our total fixed-income portfolio.

Our fixed-income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed-income security to changes in interest rates. We manage interest rate risk by setting duration targets for our investment portfolio, thus mitigating the overall economic effect of interest rate risk. We remain nevertheless exposed to accounting interest rate risk since the assets are marked-to-market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as of September 30, 2007 would have decreased the fair value of our fixed-income portfolio by approximately 3.4%, or $85.1 million.

The following table summarizes our consolidated investment portfolio as of September 30, 2007:

(U.S. dollars in thousands)	As of September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities
Mortgage-backed and asset-backed securities(1)	$1,377,757	$5,534	$(13,092)	$1,370,199
U.S. Government and government agencies	296,115	1,457	(2,706)	294,867
Corporate	650,078	2,459	(6,427)	646,109
Non-U.S. sovereign government	10,847	131	(66)	10,912
U.S. states and political subdivisions of the states	372	3	—	375

Total debt securities	$2,335,169	$9,584	$(22,291)	$2,322,462

Short-term investments
Total short-term investments	$49,492	$2	$(177)	$49,317

(1)

Includes securities backed by subprime home equity loans with an aggregate fair value of approximately $16.1 million (amortized cost $16.2 million) at September 30, 2007. These securities were rated “triple A” by S&P and had an average life to maturity of approximately 6 months at September 30, 2007.

The amortized cost and estimated fair value of debt securities and short-term investments available for sale as of September 30, 2007, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. dollars in thousands)	As of September 30, 2007
	Amortized Cost	Fair Value
Due within one year	$49,492	$49,317
Due after one through five years	595,488	594,189
Due after five through ten years	321,169	317,180
Due after ten years	40,755	40,894

Mortgage-backed and asset-backed securities	1,377,757	1,370,199

Total	$2,384,661	$2,371,779

The following table presents the aggregate gross unrealized losses and fair values by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007.

(U.S. dollars in thousands)	As of September 30, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities
Mortgage and asset-backed securities.	$427,776	$(4,834)	$330,967	$(8,258)	$758,743	$(13,092)
U.S. Government and government agencies	27,625	(170)	190,421	(2,565)	218,046	(2,735)
Corporate	250,073	(2,362)	182,064	(4,205)	432,137	(6,567)
U.S. States and political subdivisions	—	—	—	—	—	—
Non-U.S. sovereign government	—	—	8,508	(74)	8,508	(74)

Total debt securities and short-term investments	$705,474	$(7,366)	$711,960	$(15,102)	$1,417,434	$(22,468)

Of the non-U.S. government securities in a continuous unrealized loss position for 12 months or more (which excludes $1.9 million of unrealized losses on securities issued by the Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) which are included in “Mortgage and Asset-Backed Securities” in the above table), 61.0%, 78.3%, 94.5% and 100% are rated “AAA”, “AA–” or better, “A–” or better and “BBB+” or better, respectively, of the total unrealized loss in such category. In addition, of the non-government securities in a continuous unrealized loss position for 12 months or more, securities aggregating 83% of the total unrealized loss in such category have a price decline of less than 6% from their amortized cost and 17% have a price decline greater than 6% but less than 10% of their amortized cost as of September 30, 2007.

Liquidity and Capital Resources

Liquidity Resources

We define liquidity resources to include: our total investments in debt securities, short-term investments, cash and cash equivalents, accrued investment income, the capacity for revolving credit loans under our Letter of Credit and Liquidity Facility (see “– Letter of Credit and Liquidity Facility” below for details), and with respect to XLFA, our soft capital credit facility (see “– XLFA Soft Capital Facility” below for details). At September 30, 2007 and December 31, 2006 our total liquidity resources on a consolidated basis were $3.0 billion and $2.6 billion, respectively.

For the nine months ended September 30, 2007 net cash flows from operating and financing activities were $206.4 million and $217.0 million, respectively. The net cash flows from financing activities are net of $30.0 million used to pay dividends to holders of our common and preferred shares. Net cash inflow from operations was driven by new business written and investment income and net cash inflow from financing activities was driven from our issuance of Series A Perpetual Non-Cumulative Preference Shares

discussed below. Net cash used in investing activities was $421.4 million, reflective of the investment of cash from operations and the preference share offering.

Capital Resources

We target our capital resources to maintain appropriate claims-paying resources to sustain the triple-A claims-paying ratings of our insurance subsidiaries, while minimizing our cost of capital. To the extent that the existing capital resources of our operating subsidiaries are insufficient to meet regulatory or rating agency requirements or cover losses, we may need to raise additional funds through financings, curtail our insurance subsidiaries’ growth, or reduce their insured exposure. In addition, any equity or debt financing, if available, may be on terms that are not favorable to us. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results, financial condition, and “triple-A” claims-paying ratings could be adversely affected.

On November 5, 2007, Fitch and on November 8, 2007, Moody’s Investors Service Inc. (“Moody’s”) announced that they would be reevaluating the adequacy of the capital position of companies comprising the financial guarantee insurance industry in view of recent developments adversely affecting the performance of subprime residential mortgage loans. Fitch observed that there is a “moderate probability” that the Company may experience pressure in its capital cushion under Fitch’s updated stress analysis. Fitch noted that at the conclusion of its analysis, should a financial guarantor’s capital ratio fall below Fitch’s “AAA” capital guidelines, Fitch would expect to place any such insurer’s financial strength rating on “rating watch negative” with a downgrade to follow if a risk mitigation strategy or capital raise is not completed within approximately one month. Moody’s noted there is a “moderate risk” of the Company falling below Moody’s Aaa capital adequacy benchmark under a stress scenario. Moody’s stated that by the end of November 2007, it expects to complete its analysis on the financial guarantors’ capital ratios which, for some companies, could result in a rating affirmation, a change in outlook, a review for downgrade, or a downgrade.

On November 12, 2007, Fitch announced the downgrade of 352 structured finance CDO transactions, of which two transactions are insured by the Company. Such transactions represent $792 million in net par insured or approximately 0.5% of SCA total net insured par outstanding. One of the Company’s insured transactions of approximately $371 million net par, originally rated AAA by Fitch on June 1, 2007, was downgraded to CCC. The other transaction of approximately $421 million net par, originally rated AAA by Fitch on March 29, 2007, was downgraded to BBB. The Company’s portfolio contains only one other SF CDO rated by Fitch. This transaction of approximately $573 million net par, originally rated AAA by Fitch on June 27, 2006, remains under review.

Downgrades of credits that we insure, such as those made by Fitch on November 12, 2007, will result in higher capital charges to us under the relevant rating agency model or models. If the additional amount of capital required to support such exposures is significant, we could be required to raise additional capital, if available, on terms and conditions that may not be favorable to us, curtail current business writings, or pay to transfer a portion of our in-force business to generate capital for ratings purposes with the goal of maintaining its triple-A ratings. Among other things, such events or goal may not be obtainable, and such events or actions could adversely affect our results of operations and financial condition going forward.

The rating agencies base their analysis of our capital resources on the financial position of our insurance subsidiaries as determined in accordance with statutory accounting practices and, under statutory accounting practices, unrealized gains and losses on credit derivatives are not recognized in the earnings or financial position of our insurance subsidiaries, as they are under generally accepted accounting practices. .See “Critical Accounting Policies and Estimates – Valuation of Credit Default Swaps” or “Note 3 to the Unaudited Interim Consolidated Financial Statements” for additional information.

On April 5, 2007, we consummated the sale of $250.0 million of our SCA Series A Preference Shares which were offered for sale pursuant to a private placement. Gross proceeds from the offering were $250.0 million, offering costs were $3.4 million, and net proceeds were $246.6 million. The SCA Series A Preference Shares are perpetual securities with no fixed maturity date and, if declared by our Board of Directors, will pay a fixed dividend, on a semi-annual basis during the first and third quarters of each fiscal year, at the annualized rate of 6.88% until September 30, 2017. After such date, the SCA Series A Preference Shares, if declared by our Board of Directors, will pay dividends, on a quarterly basis, at a floating rate based on three-month LIBOR plus 2.715%. Dividends on the SCA Series A Preference Shares are non-cumulative and the SCA Series A Preference Shares have a liquidation preference of $1,000 per preference share.

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

On September 20, 2007, we filed a registration statement with the Securities and Exchange Commission on Form S-4 pursuant to which SCA intends to exchange new registered Non-Cumulative Perpetual Preferred Shares for the unregistered SCA Series A Preference Shares (the “Exchange Offer”). The Exchange Offer is intended to satisfy our obligations under the registration rights agreement executed in connection with the issuance of the SCA Series A Preference Shares.

On August 30, 2007, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which became effective on such date and provides for the issuance of any or a combination of debt, equity and other forms of securities.

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

In the ordinary course of business, we evaluate our liquidity resource needs in light of our expenses, our dividend policy, and the dividend paying ability of our insurance subsidiaries. Based on our liquidity resources (as described above) as of September 30, 2007, which aggregated $278.1 million, the income we expect to receive from such liquidity resources, we believe that our holding company will have sufficient liquidity to pay its operating expenses and anticipated dividends over the next twelve months. During the nine months ended September 30, 2007, our Board of Directors declared quarterly dividends on our common shares which were paid on March 30, 2007, June 29, 2007, and September 28, 2007, respectively, and which aggregated approximately $3.8 million. Also, on July 31, 2007 our Board of Directors declared a semi-annual dividend on the SCA Series A Preference Shares aggregating $8.4 million, which was paid on October 1, 2007 to shareholders of record of the SCA Series A Preference Shares on September 28, 2007. In addition, on November 6, 2007 our Board of Directors declared a quarterly dividend of $.02 per common share payable on December 31, 2007 to shareholders of record on December 14, 2007. Any future dividends will be subject to the discretion and approval of the Board of Directors.

In connection with our IPO, our operating subsidiaries have each agreed that, until the second anniversary of the IPO, each will not declare or pay dividends on its common stock other than to fund certain parent holding company operating expenses and debt service requirements and to fund “nominal” dividends on our common stock. In addition, New York Insurance law contains a test governing the amount of dividends that XLCA can pay in any year and, as a result of the application of such test, XLCA cannot currently pay dividends, without notice to, and prior approval from, the New York Superintendent. As a U.S. company paying dividends to a Bermuda holding company, XLCA’s dividends are subject to a 30% withholding tax rate.

Operating Subsidiaries’ Liquidity

Liquidity resources at our operating subsidiaries are primarily used to pay their operating expenses, claims, payment obligations with respect to credit derivatives, reinsurance premiums, support in force business, and pay dividends to us, as well as in the case of XLCA to make investments from time to time in its subsidiary, XLCA-UK. Our operating subsidiaries’ principal sources of liquidity resources are their portfolio of liquid assets and their net operating cash flow, as well as, in the case of XLFA, a capital facility described under “XLFA Capital Facility” below. Liquidity resources can be affected by changes in interest rates and the amount and timing of loss payments as well as the other factors described under “Key Factors Affecting Profitability.”

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

In direct financial guarantee business underwritten by XLCA, our general practice is not to agree to ratings-based triggers which require the mandatory posting of collateral or which would otherwise have a material adverse impact on our liquidity position. The few transactions which have ratings-based triggers usually require downgrades of several notches before such triggers are breached. Typical consequences for breach of such ratings-based triggers may include (a) loss or sharing of our voting/control rights or (b) optional termination by the counterparty which, if exercised, generally results in the loss of future premium. In many instances, these consequences can be cured by certain corrective actions taken by the Company at its option within stipulated time periods (with limited exceptions, usually 20 to 30 days).

Our inwards reinsurance agreements generally contain ratings-based triggers whereby if XLFA is downgraded to a level of “AA+” to “A+”, depending upon the reinsurance agreement, the primary insurer has the right, but not the obligation, to terminate the agreement and take back generally all or a fixed percentage of all transactions under a given reinsurance agreement. XLFA may generally, but is not obligated to, provide collateral to an extent which gives the primary insurer the ability to obtain full financial credit for our reinsurance. In addition, the primary insurer may also have the option to increase the ceding commission to a prearranged level in line with the rating of XLFA after the downgrade.

XLCA

Cash Flows. XLCA reported net cash (used in) operating activities of ($1.8) million for the nine months ended September 30, 2007 compared to $44.3 million of net cash provided by operating activities in the comparable period in 2006. Net cash provided by operating activities decreased by $46.1 million. The decrease in XLCA’s cash flow from operations is primarily due to: (i) slightly lower business production (particularly in the public finance sector), as compared to the comparable prior year period, and (ii) a higher proportion of installment business, as compared to upfront business, during the nine months ended September 30, 2007, as compared to the comparable period in 2006, offset in part by (iii) XLCA’s higher retention of business resulting from the change in its quota share arrangement XLFA, whereby effective July 1, 2006 XLCA began ceding up to 75% of its business to XLFA, as compared with 90% prior thereto.

XLCA reported net cash used in investing activities was $41.5 million and $28.4 million for the nine months ended September 30, 2007 and 2006, respectively. Cash used in investing activities is primarily a result of investing cash generated from operating activities — see “Liquidity Resources” above.

As of September 30, 2007 and December 31, 2006, XLCA had readily marketable debt securities and short-term investments with a carrying value of $383.1 million and $347.2 million, respectively. In addition, at those dates, approximately 99.9% of XLCA’s fixed income portfolio was rated “A” or higher.

XLFA

Cash Flows. XLFA reported net cash provided by operating activities of $198.8 million for the nine months ended September 30, 2007 compared to $215.0 million in the comparable period in 2006. Net cash provided by operating activities decreased by $16.2 million.

XLFA reported net cash used in investing activities was $373.8 million and $357.3 million for the nine months ended September 30, 2007 and 2006, respectively. Cash used in investing activities is primarily a result of investing cash generated from operating activities and financing activities – see “Liquidity Resources” above.

XLFA reported net cash provided by financing activities was $207.3 million and $187.3 million for the nine months ended September 30, 2007 and 2006, respectively. The current year net inflow reflects the contribution of $225.0 million of net proceeds from the issuance of SCA Series A Preference Shares, partially offset by dividends paid to holders of the redeemable preferred shares of XLFA.

As of September 30, 2007 and December 31, 2006, XLFA had readily marketable debt securities and short-term investments with a carrying value of $2.0 billion and $1.6 billion, respectively. In addition, at those dates, approximately 99.4% and 99.7% of XLFA’s fixed income portfolio was rated “A” or higher.

Letter of Credit and Liquidity Facility

On August 4, 2006, we and certain of our subsidiaries entered into an aggregate $500 million, five-year letter of credit and revolving credit facility (the “Facility”) with a syndicate of banks, for which Citibank N.A. is the administrative agent. The Facility provides for letters of credit of up to $250 million and up to $250 million of revolving credit loans with the aggregate amount of outstanding letters of credit and revolving credit loans thereunder not to exceed $500 million.

Interest and fees payable under the Facility shall be determined based upon certain spreads over defined benchmarks, principally LIBOR. The commitments under the Facility will expire on, and amounts borrowed under the Facility may be borrowed, repaid and reborrowed from time to time until, the earlier of (i) the date that is five years after the closing date of the Facility and (ii) the date of termination in whole of the commitments upon an optional termination or reduction of the commitments by SCA, XLCA and XLFA or upon an event of default.

The Facility contains financial covenants that require that we at any time (a) prior to August 4, 2008, maintain a minimum net worth (defined as total shareholders’ equity before accumulated other comprehensive income and excluding the effect of any adjustments required under Statement of Financial Accounting Standards No. 133) of $857.4 million, (b) after August 4, 2008, maintain a minimum net worth equal to the greater of (1) $857.4 million or (2) an amount equal to 65% of the consolidated net worth as of the end of the then most recent fiscal year or fiscal quarter of SCA for which financial statements shall have been delivered, and (c) maintain a maximum total funded debt-to-total capitalization ratio of 30%. At September 30, 2007, our net worth, as calculated by the Company in accordance with the Facility, was $1,770.4 million and we had no debt outstanding. The Facility also contains certain covenants, including restrictions on mergers, acquisitions and other business consolidations; the sale of assets; incurrence of indebtedness; liens on our assets; and transactions with affiliates. In addition, the Facility contains certain customary provisions regarding events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to certain other indebtedness, certain events of bankruptcy and insolvency, material judgments, certain events under the Employee Retirement Income Security Act of 1974, as amended, and changes of control.

As of September 30, 2007, we had letters of credit outstanding under the Facility of $176.7 million, which were established for the benefit of primary insurance companies reinsured by the Company, as explained below. No revolving loans have been drawn by us under the Facility since its inception. For the three and nine months ended September 30, 2007, we incurred expenses of $0.1 million and $0.4 million under the Facility. In the comparable prior period in 2006, XL Capital had drawn letters of credit under its credit facility with a syndicate of commercial banks for the benefit of primary companies reinsured by us. For the three and nine months ended September 30, 2006, we incurred expenses of $0.1 million and $0.1 million related to letters of credit drawn by XL Capital for the benefit of primary companies reinsured by us.

Primary insurers may require collateral or letters of credit so that they can receive reinsurance credit under certain U.S. state laws. In addition, under certain of our reinsurance treaties, we may be required to provide collateral or letters of credit in favor of its ceding insurers in the event of a downgrade of our credit ratings or other event which would diminish the credit provided by our reinsurance to such ceding insurers.

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

As of September 30, 2007 and December 31, 2006, we had $65.8 million and $70.8 million in reinsurance recoverables from our reinsurers relating to specific case reserves. The following table presents, by reinsurer, the amount of our in-force principal exposure ceded to reinsurers as of September 30, 2007 and December 31, 2006:

(U.S. dollars in billions, except percentages)	As of September 30, 2007		As of December 31, 2006
	Ceded Par Outstanding	% of Gross Outstanding	Ceded Par Outstanding	% of Gross Outstanding
XL RE AM	$2.1	1.4%	$0.9	0.7%
XLI(1)	4.4	2.9%	0.7	0.5%
AAA Companies(2)	4.7	3.1%	2.5	2.0%
AA Companies & others(3)	5.2	3.4%	3.2	2.5%

Total	$16.4	10.8%	$7.3	5.7%

(1)	Effective July 1, 2007, XLFA ceded approximately $3.7 billion of par/notional exposure to XLI. See Note 6 to the Unaudited Interim Consolidated Financial Statements for additional information.

(2)	“AAA Companies” means those firms that have both an “AAA” rating from S&P and/or an “Aaa” rating from Moody’s.

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

•

higher risk of loss in connection with obligations guaranteed by the Company due to recent deterioration in the credit markets stemming from the poor performance of subprime residential mortgage loans;

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

•	developments in the world’s financial and capital markets that adversely affect the performance of our investments and our access to such markets;

•	changes in the fair value of credit default swaps that we issue, which we are required to report at fair value under applicable accounting rules;

•	changes in, or termination of, our ongoing reinsurance agreements with XL Capital or FSA;

•	changes in regulation or tax laws applicable to us or our customers or suppliers such as our reinsurers;

•	changes in the rating agencies’ views on third-party inward reinsurance;

•	changes in the availability, cost or quality of reinsurance or retrocessions, including a material adverse change in the ratings of our reinsurers or retrocessionaires;

•	changes with respect to XL Capital (including changes in its ownership percentage in us) or our relationship with XL Capital;

•	changes that may occur in our operations as our operations as a public company mature;

•	changes in accounting policies or practices or the application thereof;

•	changes in the officers of our company or our subsidiaries;

•	legislative or regulatory developments;

•	changes in general economic conditions, including inflation, interest rates, foreign currency exchange rates and other factors; and

•	the effects of business disruption or economic contraction due to war, terrorism or natural or other catastrophic events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosure regarding our exposures to market risk, as well as our objectives, policies and strategies relating to the management of such risks, is set forth in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007. Our relative sensitivity to changes in fair value from interest rates and equity prices at September 30, 2007 is not materially different from that presented in such report.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are subject to claims and litigation. While the outcome of any such claims or litigation are inherently unpredictable, we believe that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material adverse impact on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Risks Associated with Recent Adverse Developments in the Credit Markets. The Company is exposed to risks associated with the deterioration in the credit markets. Recently, credit spreads across most bond sectors have widened reflecting broad concerns of potential credit erosion in U.S. residential mortgage loans, particularly to subprime borrowers, that are contained in the residential mortgage-backed securities (“RMBS”) and collateralized debt obligations of asset-backed securities (“ABS CDOs”) it insurers or reinsurers. Subprime residential mortgage loans originated in years subsequent to 2005 are performing significantly worse than similar loans made prior to 2005. While the Company has sought to underwrite RMBS and ABS CDOs with levels of subordination designed to protect it from loss in the event of poor performance on the underlying collateral, no assurance can be given that such levels of subordination will prove to be adequate to protect the Company from material losses in view of the significantly higher rates of delinquency, foreclosure and loss currently being observed among residential homeowners, especially subprime borrowers.

Transactions within the Company’s insured RMBS and CDO portfolios also may be downgraded, placed on watch or subject to other actions by the three rating agencies that have granted the Company its triple-A claims-paying ratings. Such ratings actions could require the Company to maintain a material amount of additional capital to support the exposures it has insured and reinsured. This could cause the Company to: (i) have to raise additional, if available, capital on terms and conditions that may be unfavorable, (ii) curtail the production of new business, or (iii) pay to reinsure or otherwise transfer certain of its risk exposure. The Company regards its triple-A ratings as fundamental to the execution of its business plan and the loss of one or more of its triple-A ratings could materially impair its ability of continue to execute that plan.

On November 5, 2007, Fitch, Inc. (“Fitch”) and on November 8, 2007, Moody’s Investors Service Inc. (“Moody’s”) announced that they would be reevaluating the adequacy of the capital position of companies comprising the financial guarantee insurance industry in view of recent developments adversely affecting the performance of subprime residential mortgage loans. Fitch observed that there is a “moderate probability” that the Company may experience pressure in its capital cushion under Fitch’s updated stress analysis. Fitch noted that at the conclusion of its analysis, should a financial guarantor’s capital ratio fall below Fitch’s “AAA” capital guidelines, Fitch would expect to place any such insurer’s financial strength rating on “rating watch negative” with a downgrade to follow if a risk mitigation strategy or capital raise is not completed within approximately one month. Moody’s noted there is a “moderate risk” of the Company falling below Moody’s Aaa capital adequacy benchmark under a stress scenario. Moody’s stated that by the end of November 2007, it expects to complete its analysis on the financial guarantors’ capital ratios which, for some companies, could result in a rating affirmation, a change in outlook, a review for downgrade, or a downgrade.

On November 12, 2007, Fitch announced the downgrade of 352 structured finance CDO transactions, of which two transactions are insured by the Company. Such transactions represent $792 million in net par insured or approximately 0.5% of the Company’s total net insured par outstanding. One of the Company’s insured transactions of approximately $371 million net par, originally rated AAA by Fitch on June 1, 2007, was downgraded to CCC. The other transaction of approximately $421 million net par, originally rated AAA by Fitch on March 29, 2007, was downgraded to BBB. The Company’s portfolio contains only one other SF CDO rated by Fitch. This transaction of approximately $573 million net par, originally rated AAA by Fitch on June 27, 2006, remains under review.

Downgrades of credits that we insure, such as those made by Fitch on November 12, 2007, will result in higher capital charges to the Company under the relevant rating agency model or models. If the additional amount of capital required to support such exposures is significant, the Company could be required to raise additional capital, if available, on terms and conditions that may not be favorable to the Company, curtail current business writings, or pay to transfer a portion of its in-force business to generate capital for ratings purposes with the goal of maintaining its triple-A ratings. Among other things, such events or goal may not be obtainable, and such events or actions could adversely affect the results of operations and financial condition of the Company going forward.

Risk to our Earnings from Reporting Credit Derivatives at Fair Value. Any event causing credit spreads on an underlying security referenced in a credit derivative in our portfolio to either widen or tighten will affect the fair value of the credit derivative and may increase the volatility of our earnings. Derivatives are required to be reported at fair value in accordance with generally accepted accounting principles, with changes in fair value during the period included in earnings. Accordingly, our earnings will be affected by fair valuing such derivatives and could be subject to additional volatility, including losses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Credit Default Swaps.”

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

Also, refer to Risk Factors in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007, for information in regard to the Company’s other Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See information contained in Company’s Current Reports on Form 8-K filed on March 30, 2007 and April 10, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certification.
99.1

XL Capital Assurance Inc. and Subsidiary interim consolidated financial statements (unaudited) as of September 30, 2007 and December 31, 2006 and for the three and nine month periods ended September 30, 2007 and 2006.

99.2	XL Financial Assurance Ltd interim financial statements (unaudited) as of September 30, 2007 and December 31, 2006 and for the three and nine month periods ended September 30, 2007 and 2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL ASSURANCE LTD (Registrant)
Date: November 14, 2007	/s/ PAUL S. GIORDANO
Paul S. Giordano President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 14, 2007	/s/ DAVID P. SHEA
David P. Shea Executive Vice President and Chief Financial Officer
(Principal Financial Officer)