Form 10-K
period 2007-12-31
Security Capital Assurance Ltd
filed 2008-03-17
CIK 1358164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to Commission File Number 001-32950

SECURITY CAPITAL ASSURANCE LTD
(Exact name of registrant as specified in its charter)

BERMUDA (State or other jurisdiction of incorporation or organization)	NOT APPLICABLE (I.R.S. Employer Identification No.)

A.S. Cooper Building, 26 Reid Street, 4th Floor, Hamilton, Bermuda HM 11
(Address of principal executive offices and zip code)

(441) 295-7135
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, Par Value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of February 29, 2008, there were 65,285,753 outstanding common shares, $0.01 par value per share, of the registrant. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter based on the closing price of the stock on the New York Stock Exchange was $1,051,658,014.

Documents Incorporated by reference:

Portions of the registrant’s proxy statement for its annual meeting of shareholders are incorporated by reference into Part III.

SECURITY CAPITAL ASSURANCE LTD

References to the “Company,” “SCA,” “we,” “us” and “our” mean Security Capital Assurance Ltd and, unless otherwise indicated, its subsidiaries.

This Annual Report on Form 10-K contains “Forward-Looking Statements” as defined in the Private Securities Litigation Reform Act of 1995. A non-exclusive list of the important factors that could cause actual results to differ materially from those in such Forward-Looking Statements is set forth herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements.”

PART I

All amounts presented in this part are in U.S. dollars except as otherwise noted.

ITEM 1. BUSINESS

Overview

We are a Bermuda-domiciled holding company whose operating subsidiaries provide financial guarantee insurance, reinsurance, and other credit enhancement products to the public finance and structured finance markets throughout the United States and internationally. We were formed on March 17, 2006 by XL Capital Ltd (“XL Capital”) in anticipation of contributing its ownership interests in its financial guarantee insurance and financial guarantee reinsurance operating businesses to us and selling an interest in us to the public through an initial public offering of our common shares (the “IPO”). The contribution of the businesses from XL Capital to us occurred on July 1, 2006 and the IPO was consummated on August 4, 2006. In June 2007, XL Capital sold an additional 10,627,422 common shares of SCA. We did not receive any of the proceeds from this sale. Immediately after such sale, XL Capital owned 30,069,049 common shares of SCA, which represented approximately a 46% voting and economic interest, adjusted for restricted share awards to employees and management outstanding as of such date. Our shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SCA.”

The operating businesses of the Company consist of: (i) XL Capital Assurance Inc. (“XLCA”) and its wholly-owned subsidiary, XL Capital Assurance (U.K.) Limited (“XLCA-UK”) and (ii) XL Financial Assurance Ltd. (“XLFA”). Prior to the IPO, XLCA and XLFA were indirectly owned subsidiaries of XL Capital.

XL Capital, through its operating subsidiaries, is a provider of insurance and reinsurance coverages to industrial, commercial and professional service firms, insurance companies and other enterprises on a worldwide basis. XL Capital’s shares are listed on the NYSE.

XLCA is an insurance company domiciled in the State of New York and is licensed to conduct financial guarantee insurance business throughout all 50 states of the United States, as well as in the Commonwealth of Puerto Rico, the District of Columbia and the U.S. Virgin Islands. In addition, XLCA through its wholly-owned subsidiary, XLCA-UK, which is an insurance company organized under the laws of England, is permitted to conduct business in England, Ireland, Spain, France, Portugal, Italy, The Netherlands, Greece, Norway, and Germany. To facilitate distribution of their products, XLCA maintains a branch office abroad in Singapore and XLCA-UK maintains a branch office in Madrid. In addition, XLCA has an office in California. XLCA and XLCA-UK are primarily engaged in providing credit protection through the issuance of financial guarantee insurance policies and insurance for derivatives in the form of credit default swap (“CDS”) contracts. XLCA began writing direct financial guarantee insurance in 2000.

XLFA is incorporated in Bermuda and is registered as a Class 3 insurer under The Insurance Act of 1978. XLFA is primarily engaged in the business of providing reinsurance of financial guarantee insurance policies issued and CDS contracts insured by XLCA and, on a limited basis, Financial Security Assurance Inc. (“FSA”), an affiliate of Financial Security Assurance Holdings Ltd. (“FSAH”), and certain other non-affiliated financial guarantee primary insurance companies. XLFA began providing financial guarantee reinsurance in 1999.

Recent Developments

Market Conditions

Adverse developments in the credit markets generally and the mortgage market in particular in the second half of 2007 that accelerated in the fourth quarter have had, and continue to have, a material adverse impact on our insured portfolio and our business, results of operations and financial condition. These adverse developments have resulted from many factors, including a broad deterioration in the quality of credit, increasing credit spreads across most bond sectors and significantly higher rates of delinquency, foreclosure and loss in residential mortgage loans. We are materially impacted by these adverse developments and, partially as a result of these developments, have experienced higher than expected losses and case basis reserves resulting from our exposure to the residential mortgage-backed security (“RMBS”) market and collateralized debt obligations (“CDOs”), as residential mortgage loans originated in periods subsequent to the second half of 2005 are performing significantly worse than similar loans made prior to mid-2005.

Until recently, we had maintained triple-A ratings from Moody’s Investors Service, Inc. (“Moody’s”), Fitch Ratings (“Fitch”) and Standard & Poor’s Ratings Services (“S&P”) and these ratings have been fundamental to our historical business plan and business activities. In response to the deteriorating market conditions, the rating agencies have updated their analyses and evaluations of the financial guarantee insurance industry including SCA and its operating subsidiaries, XLCA, XLCA-UK and XLFA. As a result, our insurance financial strength (“IFS”) ratings have been downgraded by the rating agencies and the rating agencies have placed our IFS ratings on creditwatch/ratings watch negative or on review for further downgrade. Consequently, we have suspended writing substantially all new business. For additional information on our strategic plan, see “—Review of Strategic Options” below.

Ratings Downgrades and Other Action

Each of Moody’s, Fitch and S&P has reassessed our historical triple-A ratings in light of recent market conditions resulting in downgrades and continued monitoring. On January 23, 2008, Fitch downgraded the IFS ratings of XLCA, XLCA-UK and XLFA to “A” (Rating Watch Negative) from “AAA.” Fitch has announced that, based on its model, SCA has a capital shortfall of more than $2 billion at the “AAA” rating threshold. On February 25, 2008, S&P downgraded the IFS, financial enhancement and issuer credit ratings of XLCA, XLCA-UK and XLFA to “A–” from “AAA” and each remains on CreditWatch with negative implications. S&P stated that under its capital adequacy model, XLCA’s, XLCA-UK’s and XLFA’s margin of safety falls in the “A” category and the CreditWatch Negative designation reflects the potential that our strategic plan may not be successful. S&P also announced that under its updated theoretic bond insurance stress case scenario, XLCA’s and XLFA’s total after-tax net loss for RMBS and CDOs are estimated by it to be approximately $2.8 billion, which, we believe, would result in a capital shortfall of approximately $1.8 billion at S&P’s “AAA” ratings level. On March 4, 2008, Moody’s placed the “A3” IFS ratings of XLCA, XLCA-UK and XLFA on review for possible downgrade. Previously, on February 7, 2008, Moody’s had downgraded the IFS ratings of XLCA, XLCA-UK and XLFA to “A3” (Negative Outlook) from “Aaa,” at which time Moody’s noted that, under its analysis, the capitalization required to cover losses at the “Aaa” target level would exceed $6 billion compared to Moody’s estimate of SCA’s current claims paying resources of $3.6 billion. In addition to these downgrades of our IFS ratings, S&P, Moody’s and Fitch have recently downgraded our debt and other ratings.

An IFS rating is an opinion regarding the financial security characteristics of an insurance or reinsurance organization with respect to its ability to pay under its insurance and reinsurance policies and contracts in accordance with their terms. The opinion is not specific to any particular policy or contract. IFS ratings do not refer to the ability of an insurer or reinsurer to meet non-insurance or non-reinsurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by an insurer or reinsurer or to buy, hold or sell any security issued by an insurer or reinsurer or any parent company of any insurer or reinsurer. IFS ratings provide investors with a specific opinion regarding the ability of an insurance or reinsurance company to pay financial guarantee claims on a timely basis.

These rating agency actions reflect Moody’s, S&P’s and Fitch’s current assessment of our creditworthiness, business franchise and claims-paying ability. This assessment reflects our exposures to the U.S. residential mortgage market, which has precipitated our weakened capitalization and business profile based on increased reserves for losses and loss adjustment expenses, realized and unrealized losses on credit derivatives and modeled capital shortfalls. The ratings downgrades also reflect the rating agencies’ views of our franchise, business model and strategic direction, uncertain capital markets and the impact of our business decisions on future financial flexibility, our future capital strategy and ability to raise additional capital, ultimate loss levels in our insured portfolio, and the recent challenges in the financial guarantee market overall.

Under the various rating agency models, there are significant shortfalls in our capital position for a triple-A rating. The ratings agencies have announced that in order to regain our triple-A ratings, we would need to address this capital shortfall. This may include raising significant new capital or generating rating agency capital and additional claims-paying resources through the run-off of existing business and generation of future earnings therefrom. It is uncertain whether addressing the capital shortfalls identified by the rating agencies will result on its own in a restoration of our triple-A ratings.

Review of Strategic Options

As a result of the recent developments discussed above, our Board of Directors retained Goldman Sachs & Co. as financial advisors to assist us in evaluating strategic alternatives, including raising new capital, structuring reinsurance solutions and negotiating the commutation or restructuring of certain of our financial guarantee obligations. We have also engaged Rothschild, Inc. to assist us with a comprehensive review of all strategic and reorganization options. We have been exploring various strategic options with our advisors, potential investors and counterparties and in consultation with our regulators to preserve and potentially enhance our capital resources, address the rating agencies’ requirements, and eventually restore our ratings to a level sufficient to permit us to recommence writing new business.

As a result of this review, we have developed a strategic plan focused on: (i) mitigating the risk of non-compliance with regulatory solvency requirements and risk limits, (ii) maintaining or enhancing our liquidity, (iii) increasing the amount of capital available to support our ratings and (iv) mitigating uncertainty in regard to adverse loss reserve development. The primary elements of our strategic plan include:

•

suspending the writing of substantially all new business; as our in-force business runs-off or matures, capital that currently supports such business and, accordingly, is not otherwise currently available to be used by us, will become available and enhance our ability to comply with regulatory risk limits and rating agency capital requirements;

•

pursuing commutation, restructuring or settlement of guarantees insured or reinsured by us, particularly with our CDO counterparties, in order to mitigate uncertainty in regard to adverse reserve development and generate available capital;

•

exploring the commutation of assumed reinsurance agreements or entering into new ceded reinsurance agreements to reduce the capital that we are required to maintain in support of our ratings by rating agencies;

•	realigning our cost structure to reflect current business conditions, including staff reductions;

•	seeking to raise new capital from third parties under more favorable market conditions than exist at the present time; and

•	continuing to investigate longer term strategic alternatives, including the restructuring of our business to facilitate the creation or raising of new capital.

There can be no assurance that our strategic plan will not evolve or change over time, will be successfully implemented or when and if it will address the requirements of the rating agencies. In addition, there can be no assurance that we will be able to recommence writing new business in the near term or at all. If we are unable to successfully execute our strategic plan, it will have a material adverse effect on our financial condition and results of operations. See “Risk Factors—Risks Related to Our Company—Our capital position has been determined by the rating agencies to be insufficient to maintain our historic triple-A ratings. We require additional capital, which may not be available or may be available only on unfavorable terms. If we are unable to obtain such capital and regain our historic ratings we will not be able to operate our business in its historic form.”

Description of Financial Guarantee Insurance and Credit Default Swaps

Financial guarantee insurance provides an unconditional and irrevocable guarantee to the holder of a financial obligation of full and timely payment of the guaranteed principal and interest thereon when due. Financial guarantee insurance enhances the credit quality of a financial obligation by adding another potential source of repayment of principal and interest for an investor, namely the credit quality of the financial guarantor. In addition to enhancing the credit quality of a financial obligation, financial guarantee insurance may also enhance the liquidity of the financial obligation and may reduce the price volatility of such a financial obligation for those investors that mark their portfolio to market. From an issuer’s perspective, all of these benefits can reduce the cost of debt issuance, as the interest rate on debt in the capital markets, all else being equal, is generally lower for debt of higher credit quality, which is generally more liquid and typically trades with less price volatility.

Generally, in the event of any default on an insured financial guarantee obligation, payments made pursuant to the applicable insurance policy may not be accelerated by the holder of the insured obligation without the approval of the insurer. While the holder of such an insured obligation continues to receive guaranteed payments of principal and interest on schedule, as if no default had occurred, and each subsequent purchaser of the obligation generally receives the benefit of such guarantee, the insurer normally retains the option to pay the obligation in full at any time. Also, the insurer generally has recourse against the issuer of the defaulted obligation and/or any related collateral for amounts paid under the terms of the insurance policy as well as pursuant to general rights of subrogation.

The issuer of an insured obligation generally pays the premium for financial guarantee insurance, either in full at the inception of the policy, as is the case in most public finance transactions, or in periodic installments funded by the cash flow generated by related pledged collateral, as is the case in most structured finance and international transactions. Typically, premium rates paid by an issuer are stated as a percentage of the total principal (in the case of structured finance and international transactions) or principal and interest (in the case of public finance transactions) of the insured obligation.

The establishment of a premium rate for a financial guarantee insurance policy for a transaction is determined by some or all of the following factors:

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

Premiums are almost always non-refundable and are invested upon receipt.

In addition to financial guarantee insurance products described above, we have also provided customers credit enhancement products in the form of insurance for CDS contracts. CDS contracts provide credit protection relating to a particular security or pools of specified securities. Under the terms of a CDS contract, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a referenced security. CDS contracts typically provide protection to one beneficiary rather than a class of investors. The Company provided its protection to CDS contracts through the establishment of common law trusts. For each transaction, the Company issued a financial guarantee policy guaranteeing the obligations of a particular common law trust formed by us, which in turn entered into a CDS contract with the beneficiary with respect to a specified reference obligation, typically a pooled debt obligation, or CDO, a security backed by consumer assets such as mortgages, credit cards or student loans, a utility or municipal obligation or a security which has already been enhanced with a financial guarantee from another monoline bond insurance company. Under generally accepted accounting principles, the Company is required to reflect in its results of operations gains or losses resulting from changes in the fair value of CDS contracts insured by XLCA. For further description of the mark-to-market process and risks resulting from providing insurance for CDS contracts as compared to traditional financial guarantee insurance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Credit Default Swaps.”

Description of Financial Guarantee Reinsurance

Financial guarantee reinsurance indemnifies a primary insurance company against part or all of the loss that it may sustain under a policy that it has issued. A financial guarantee reinsurer may itself purchase reinsurance, referred to as “retrocessions,” from other reinsurers, thereby ceding a portion of its exposure to risks that have been ceded to it.

Reinsurance provides an important benefit to ceding companies by, among other benefits, allowing such companies to write greater single risks and greater aggregate risks than would otherwise be permitted under the risk limits and capital requirements applicable to the ceding company, including state insurance laws and rating agency guidelines. U.S. state insurance regulators generally allow ceding companies to record a credit for reinsurance as an asset or as a reduction from liabilities to the extent that they obtain such reinsurance from licensed reinsurers or, subject to certain requirements (including the provision of letters of credit or other security) from unlicensed, typically offshore reinsurers. Similarly, rating agencies generally take into account liability ceded under reinsurance agreements when calculating an insurer’s exposure, with the amount of credit accorded to such reinsurance based on the financial strength rating and, in the case of one rating agency, the financial enhancement rating, of the relevant reinsurer.

Financial Guarantee Insurance Markets

Financial guarantee insurance products are sold in three principal markets: the U.S. public finance market, the U.S. structured finance market and the international finance market. The percentage of insured bonds as a percentage of the total volume of bonds issued dropped significantly in the fourth quarter of 2007 as a result of rapid adverse developments in credit markets and a number of financial guarantee insurance companies, including us, having their ratings downgraded or placed on review or watch by each of Moody’s, S&P and Fitch. The percentage of long-term municipal bonds insured in December 2007 has been estimated at approximately 30% of municipal bonds issued. The decline in market penetration by bond insurance companies is largely attributable to concerns in the marketplace over the stability of the ratings and financial strength of bond insurance companies as a result of the overall deterioration in the credit markets. As discussed above, we have suspended writing substantially all new business pending the implementation of our strategic plan.

U.S. Public Finance

U.S. public finance obligations consist primarily of debt obligations issued by or on behalf of states or their political subdivisions (counties, cities, towns and villages, utility districts, public universities and hospitals, public housing and transportation authorities), other public and quasi-public entities (including non-U.S. sovereigns and subdivisions thereof) and private universities and hospitals. These obligations generally are supported by the taxing authority of the issuer, the issuer’s or underlying obligor’s ability to collect fees or assessments for certain projects or public services or revenues from operations. This market also includes project finance obligations, as well as other structured obligations supporting infrastructure and other public works projects, where the underlying credit obligation is from a public source, such as a government or agency. See also “—Financial Guarantee In-Force Business” for additional information regarding the nature of debt obligations comprising the U.S. public finance market.

The table below sets forth the reported volume of new issues of long-term (longer than 12 months) municipal bonds and the volume of new issues of insured long-term municipal bonds over the past six years in the United States.

U.S. Municipal Long-Term Bond Market

(in billions, except percentages)	New Money Financings(1)	Refundings(2)	Total Volume(2)	Refundings as % of Total Volume	Insured Volume(2)	Insured Bonds as % of Total Volume
2001	$223.4	$64.7	$288.1	22.5%	$134.3	46.6%
2002	266.3	92.3	358.6	25.7%	178.9	49.9%
2003	288.4	95.2	383.6	24.8%	190.5	49.7%
2004	271.4	88.3	359.7	24.5%	194.9	54.2%
2005	277.6	130.7	408.3	32.0%	233.0	57.1%
2006	308.7	79.0	387.7	20.4%	190.6	49.2%
2007	275.1	76.2	351.3	21.7%	200.9	57.2%
Q4 2007	83.7	11.9	95.6	12.4%	40.5	42.3%

(1)	New money financings is equal to reported total volume issued minus reported refundings.

(2)	Source: Thomson Financial.

U.S. Structured Finance

We define U.S. structured finance obligations as those debt obligations issued in the U.S., or consisting of predominantly U.S. assets, which are not public finance obligations. See also “—Financial Guarantee In-Force Business” for additional information regarding the nature of debt obligations comprising the U.S. structured finance market.

The structured finance market for financial guarantors includes CDOs, which are largely non-public transactions; financings for investor-owned utilities; financings for privately owned or leased infrastructure; asset-backed securities (“ABS”), which constitute the largest market of publicly offered (including Rule 144A) structured finance obligations and various other types of structured transactions.

ABS are generally backed by pools of assets, such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. These pools of assets are generally held by a special purpose issuing entity which issues securities that may be guaranteed by a financial guarantor. ABS and CDO obligations can be “funded” or “synthetic.” Funded structured finance obligations generally have the benefit of one or more forms of credit enhancement, such as over-collateralization and excess cash flow, to reduce credit risks associated with the related assets. Financial guarantors’ participation in synthetic structured finance obligations generally take the form of CDS contracts that reference pools of assets, securities or loans, with a defined deductible to reduce credit risks associated with the referenced assets, securities or loans.

The table below sets forth the par value of reported U.S. ABS new issuance volume and the par amount of U.S. ABS insured during the years indicated. This table describes only U.S. ABS issuance and excludes certain private ABS, CDOs, private sector project finance, and certain other U.S. structured financings. It also excludes synthetic ABS and CDO obligations which are difficult to estimate because they are generally private transactions. In 2007, we estimate that the volume of private ABS and CDOs, including but not limited to synthetic transactions, which were insured exceeded the amount which is reported below:

U.S. Asset-Backed Market

(in billions, except percentages)	Total ABS New Issuance Volume(1)	Insured ABS Obligations	Insured ABS as a % of Total ABS Volume
2001	$471.3	$89.6	19.0%
2002	627.1	107.3	17.1%
2003	801.1	60.2	7.5%
2004	1,018.9	95.1	9.3%
2005	1,415.7	88.3	6.2%
2006	1,476.7	83.8	5.7%
2007	1,031.8	73.6	7.1%

(1)	Source: Asset-Backed Alert.

International

In approximately the last ten years preceding the fourth quarter of 2007, non-U.S. or international opportunities in the financial guarantee industry have increased. In the fourth quarter of 2007, as a result of the publicized issues related to the impact of the deterioration in the credit markets on the ratings and financial strength of several bond insurance companies, including us, the opportunities for bond insurers declined. The international business of bond insurers principally involve: (i) international public finance and structured securities, including ABS and CDOs (both funded and synthetic), (ii) investor-owned utilities in areas where the regulatory framework is supportive and (iii) public/private partnership transactions as described below.

A number of countries have established, or are expected to establish, regulatory regimes for the sale of public assets to the private sector. These programs are known generally as public/private partnerships (“PPPs”) and provide a mechanism for funding major capital investments in public infrastructure. A PPP program will typically provide for a government entity to pay fees to a concessionaire in consideration for operating and maintaining an infrastructure asset. Over the last ten years PPP programs have been the largest source of international business for financial guarantee companies.

Our Products

We have historically offered our clients financial guarantee products through our financial guarantee insurance and financial guarantee reinsurance operating segments. Our financial guarantee insurance segment offers financial guarantee insurance policies and CDS contracts. Our financial guarantee reinsurance segment reinsures financial guarantee policies and CDS contracts issued by other monoline financial guarantee insurance companies.

The following sets forth certain information about the business we have written in our operating segments:

Information About Our Operating Segments

For management and reporting purposes, our business is organized in two operating segments: financial guarantee insurance and financial guarantee reinsurance. Our financial guarantee insurance segment reflects the results of all direct business produced by us net of any ceded reinsurance relating to such business. Our financial guarantee reinsurance segment reflects the results of all business assumed by us from affiliates of FSAH and third-party insurers, as well as any ceded reinsurance relating to such business. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segments” and Note 5 to the Consolidated Financial Statements included elsewhere herein for additional information with regard to our operating segments.

Financial Guarantee Insurance Segment

Our financial guarantee insurance segment has suspended writing substantially all new business pending the implementation of our strategic plan as discussed above. Assuming we do resume providing primary financial guarantees, we may participate in some but not all of the markets in which we have participated. Accordingly, the description of our business that follows is historical.

U.S. Public Finance—We have participated in most segments of the public finance market. As of December 31, 2007, $66.8 billion or 43.1% of our insurance net par outstanding represented insurance of public finance obligations.

U.S. Structured Finance—We have been an active participant in the U.S. structured finance market, particularly in ABS and CDOs. As of December 31, 2007, $15.2 billion or 9.7% of our insurance net par outstanding represented insurance of ABS (largely securities backed by pools of mortgages and automotive loans) and $41.5 billion or 26.8% of our insurance net par outstanding represented insurance of CDOs. We have also provided guarantees and CDS contracts on a variety of other synthetic and funded obligations in the U.S. structured finance market, most notably guarantees of debt of investor owned utilities, obligations which already benefit from a financial guarantee from another bond insurance company, debt of privately owned or leased infrastructure assets and, through our bank deposit program, excess deposit insurance for the obligations of certain rated U.S. banks.

International Finance—The most significant portion of our international business has been guaranteeing the debt of essential public infrastructure and transportation projects, often under PPP programs, as well as debt of utilities located in jurisdictions with strong regulatory regimes, such as the U.K., Australia and New Zealand. We also have been active in guaranteeing both synthetic and funded CDOs and ABS with assets located outside the U.S. We have insured international public finance obligations, which are often structured transactions, as well as future flow securities, which are funded transactions generally in emerging market countries structured to minimize the related sovereign risk by utilizing cash flows generated from outside the relevant country to repay the debt we guarantee. As of December 31, 2007, $6.1 billion or 4.0% of our insurance net par outstanding represented insurance of debt backed by essential public infrastructure and transportation projects located outside the U.S.; $4.9 billion or 3.2% represented insurance of debt of utilities outside of the U.S.; and $8.4 billion or 5.4% of our insurance net par represented insurance of other obligations originated either completely or predominately outside of the U.S. Our international business comprises $25.6 billion or 15.5% of our consolidated net par insured debt outstanding, with the largest concentration in the U.K. with $11.2 billion or 6.8% of our consolidated net par insured debt outstanding. See “—Financial Guarantee In-Force Business—Consolidated Financial Guarantee In-Force Business by Geographic Area” for a breakdown of our international exposures.

Management uses adjusted gross premiums (which equals, for any period, the sum of: (i) upfront premiums written in such period, (ii) current installment premiums due on business written in such period and (iii) expected future installment premiums on contracts written during such period that remain in-force and for which there is a binding obligation on the part of the insured to pay the future installment premiums, discounted to present value at 7%) to evaluate new business production for our financial guarantee insurance business. Adjusted gross premium is a measure that is not in accordance with generally accepted accounting principles in the United States (“GAAP”). Such measures are known as non-GAAP measures. For a reconciliation of adjusted gross premiums to total premiums written, as reported in our Consolidated Financial Statements prepared in accordance with GAAP presented elsewhere herein, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Measures Used by Management to Evaluate Operating Performance.” The following table sets forth this measure by product line for each of the years ended December 31, 2007, 2006 and 2005:

(in millions)	Year Ended December 31,
	2007	2006	2005
U.S. Public finance	$153,435	$140,276	$92,042
U.S. Structured finance(1)	175,333	206,842	104,063
International finance	149,826	167,027	145,865

Total	$478,594	$514,145	$341,970

(1)

Amount includes $95.1 million, representing the net present value of future installment premiums at December 31, 2007 which offset certain of the case reserves we recorded during the year ended December 31, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Reserves for Losses and Loss Adjustment Expenses.”

Adjusted gross premiums in our financial guarantee insurance segment increased 50.3% between 2005 and 2006 as a result of increased market penetration, as well as a lengthening in the average maturity of new business written. Adjusted gross premium in 2007 decreased 7% from 2006, primarily as a result of substantially lower volumes in international essential infrastructure financings, partially offset by increased volumes in domestic ABS and CDO business as well as increased penetration in the international utility markets. The overall average maturity of the business written in 2007 was lower than the business written in 2006. All other factors remaining constant, an increase in the maturity of business written would increase adjusted gross premiums because a given level of premiums is received for a longer duration.

Adjusted gross premiums from providing guarantees on public market issuance was generally lower in 2007 as compared to 2006. However, adjusted gross premiums from private transactions increased significantly across all business lines. More of these private transactions across all business lines were written as CDS contracts in 2007 than in 2006.

Business volume remained comparatively high through most of 2007. Volume dropped significantly in December 2007 as a result of adverse developments in the credit markets and increased concern among market participants as to the ongoing ratings stability and financial strength of bond insurance companies including us.

Financial Guarantee Reinsurance Segment

Our financial guarantee reinsurance segment has suspended writing substantially all new business pending the implementation of our strategic plan as discussed above. Accordingly, the description of our business that follows is historical.

Within the financial guarantee reinsurance segment, we have provided reinsurance for both affiliated and unaffiliated financial guarantee insurance companies, which we refer to as primary companies, for the same range of obligations for which we provide insurance through our financial guarantee insurance segment. As of December 31, 2007, XLFA’s assumed net par outstanding from third parties represented approximately $10.0 billion or 6.1% of our consolidated total net par outstanding. Of this amount, $9.3 billion, or 93%, of XLFA’s assumed net par outstanding from third parties represented reinsurance provided to FSA and unaffiliated triple-A-rated primary financial guarantee companies.

Management also uses adjusted gross premiums, as defined above, to evaluate new business production for our financial guarantee reinsurance business. The following table sets forth adjusted gross premiums in our financial guarantee reinsurance segment by product line for the years ended December 31, 2007, 2006 and 2005:

(in millions)	Year Ended December 31,
	2007	2006	2005
U.S. Public finance	$2,950	$1,914	$1,134
U.S. Structured finance.	—	1,200	25,819
International finance	67,591	38,802	26,898

Total	$70,541	$41,916	$53,851

Adjusted gross premiums in our financial guarantee reinsurance segment increased 68.3% in 2007 as compared to 2006, primarily due to several large international essential infrastructure transactions which closed in 2007.

The following table sets forth our third-party financial guarantee reinsurance segment net reinsured par outstanding by source as of December 31, 2007, 2006 and 2005:

(in millions, except percentages)	As of December 31,
	2007		2006		2005
FSA	$7,532	75.1%	$6,545	71.5%	$5,520	69.3%
Other triple-A-rated primary insurance companies	1,744	17.4%	1,873	20.5%	1,661	20.8%
XLI(1)	748	7.5%	730	8.0%	792	9.9%

Total	$10,024	100.0%	$9,148	100.0%	$7,973	100.0%

(1)

Includes transactions where we have guaranteed obligations of XL Insurance (Bermuda) Ltd (“XLI”), a wholly owned subsidiary of XL Capital, to a client of XLI that requires a triple-A-rated guarantee in addition to the lower-rated guarantee provided by XLI.

Except for the reinsurance that we provide to XLI, we have generally only reinsured triple-A-rated financial guarantee primary monoline insurance companies. We believe that such firms maintain higher underwriting and surveillance standards than double-A financial guarantee companies or multi-line insurers that only intermittently insure credit risks. Under our reinsurance treaties with non-affiliated primary insurers, the primary insurance company has the right to recapture all or a portion of the exposure and related premium ceded to XLFA if XLFA’s ratings are downgraded by rating agencies below “AA+” to “A+” or upon the occurrence of certain other events such as: (i) decline in our policyholders’ surplus of more than 25% from one quarter to the next, (ii) insolvency, (iii) illegality and other standard termination provisions. The ratings downgrades of XLFA that have already occurred have triggered termination rights which allow the primary insurance companies to recapture exposure and premium under certain reinsurance agreements, but the other parties to these reinsurance agreements have not yet exercised their termination rights. If all these agreements were terminated on a cut-off basis (meaning that the reinsurance coverage is terminated in full and the reinsurer generally is required to return unearned premium) we would have to return U.S. statutory unearned premium, net of ceding commissions, of approximately $138.7 million as of December 31, 2007. However, we believe such an event would also: (i) reduce the amount of capital we are required to maintain by rating agencies to support our business, which we estimate to be approximately $250.0 million to $400.0 million depending on the rating agency, and (ii) reduce, by approximately $235.0 million, the amount of letters of credit we maintain for the benefit of the reinsured primary companies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Financial Guarantee In-Force Business

Set forth below is certain information with regard to our insured and reinsured in-force business. For additional information regarding our operating segments, see Note 5 to our Consolidated Financial Statements included elsewhere herein.

Consolidated financial guarantee portfolio by operating segment

The following table sets forth our net insured and reinsured par outstanding by operating segment as of December 31, 2007, 2006 and 2005:

(in millions, except percentages)	As of December 31,
	2007		2006		2005
Financial Guarantee Insurance	$154,988	93.9%	$108,864	92.2%	$73,918	90.3%
Financial Guarantee Reinsurance	10,024	6.1%	9,148	7.8%	7,973	9.7%

Total	$165,012	100.0%	$118,012	100.0%	$81,891	100.0%

Consolidated financial guarantee portfolio by product line

The following table sets forth our net insured and reinsured par outstanding by product line as of December 31, 2007, 2006 and 2005:

(in millions)	As of December 31,
	2007	2006	2005
U.S. Public Finance
Direct	$66,756	$46,106	$31,300
Reinsurance	2,572	2,140	2,370

Total Public Finance	69,328	48,246	33,670
U.S. Structured Finance
Direct	68,749	48,905	34,503
Reinsurance	1,312	2,003	2,323

Total Structured Finance	70,061	50,908	36,826
International Finance
Direct	19,483	13,853	8,116
Reinsurance	6,140	5,005	3,278

Total International Finance	25,623	18,858	11,394

Total net par outstanding	$165,012	$118,012	$81,891

Consolidated financial guarantee portfolio by size of underlying policies and contracts

The following table sets forth our insured and reinsured net par outstanding as of December 31, 2007 by size of underlying policies and contracts (multiple policies written for the same issuer have not been aggregated):

(in millions, except policies and percentages)	Number of Policies	Percent of Total
Net Par Exposure:
$0 – $24	3,891	76.6%
$25 – $49	426	8.4%
$50 – $74	209	4.1%
$75 – $99	136	2.7%
$100 – $199	221	4.4%
$200 – $299	104	2.1%
$300 – $399	38	0.8%
$400 – $499	20	0.4%
$500 – $599	11	0.2%
$600 – $699	12	0.2%
$700 – $799	5	0.1%
$800 – $899	2	0.0%
$900 – $999	2	0.0%
≥$1,000	2	0.0%

Total	5,079	100.0%

Consolidated financial guarantee portfolio by type of insured obligation and information regarding concentrations of exposure

U.S. Public finance obligations. We have provided guarantees of the payment of principal and interest on a number of different types of public finance obligations. As of December 31, 2007, U.S. public finance obligations made up 42.0% of our total net par outstanding. These obligations include the following:

General obligation and appropriation—General obligation bonds are supported by the full faith and credit of the obligated government entity and legally require taxes or other revenues to be raised as needed to repay debt. Also included are certain lease revenue bonds that are general fund obligations of a municipality or other governmental authority, which are subject to annual appropriation or abatement. Projects that are financed by such bonds ordinarily include real estate or equipment serving an essential public purpose. Bonds in this category also include moral obligation bonds issued by municipalities or governmental authorities, which are backed by the pledge, as opposed to the legal obligation, of a state government to appropriate funds in the event of a default thereunder.

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

Other—These obligations include obligations that provide funding for public housing; certain privatized properties that involve public sector tenants or are otherwise wholly or partially supported by public funding, including by the issuance of tax-exempt debt; and other forms of revenue secured bonds.

The following table sets forth our U.S. public finance insured and reinsured net par outstanding by type of obligation as of December 31, 2007, 2006 and 2005:

(in millions)	As of December 31,
	2007	2006	2005
General obligation & appropriation	$33,274	$21,161	$14,710
Utilities	12,360	9,232	6,896
Transportation	6,922	6,330	3,891
Non-ad valorem	6,774	5,349	3,512
Higher education	6,579	5,071	3,769
Other	3,419	1,103	892

Total net par outstanding	$69,328	$48,246	$33,670

The table below sets forth our five largest financial guarantee U.S. public finance insurance and reinsurance exposures by type and by net par outstanding as a percentage of our total net par outstanding as of December 31, 2007 (multiple policies written for the same issuer have been aggregated):

(in millions, except percentages)	Net Par Outstanding	Percent of Total Net Par Outstanding	S&P Rating(1)
General obligation	$1,075	0.7%	AA–
Annual appropriation	929	0.6%	A+(2)
Annual appropriation	899	0.5%	AA–
General obligation	855	0.5%	A+
General obligation	828	0.5%	AA

Total of five largest exposures	$4,586	2.8%

(1)	See “—Ratings.”

(2)	$693 million of this exposure is rated A+ and $236 million of this exposure is rated AA–.

The following table sets forth the ten states to which we have the most insurance and reinsurance exposure for U.S. public finance transactions as of December 31, 2007:

(in billions, except percentages)	Net Par Outstanding(1)	Percent of Total Public Finance Net Par Outstanding
California	$12.9	18.6%
New York	6.1	8.8%
Texas	4.5	6.5%
Illinois	4.3	6.2%
Florida	3.5	5.0%
Pennsylvania	3.2	4.7%
New Jersey	2.7	3.9%
Massachusetts	2.5	3.6%
Alabama	2.3	3.3%
Wisconsin	1.6	2.3%

Total of ten largest state exposures	$43.6	62.9%

(1)	Includes U.S. public finance policies only.

U.S. Structured finance obligations. We have provided guarantees of the payment of principal and interest on a number of different types of structured finance obligations. As of December 31, 2007, U.S. structured finance obligations made up 42.5% of our total net par outstanding. We have originated both U.S. structured finance transactions and international transactions through one or more of our six product groups: CDOs, Consumer ABS, Commercial ABS, Power & Utilities, Global Infrastructure and Specialized Risk. For the U.S. structured finance transactions, these obligations are divided into Pooled Debt Obligations generally originated by the CDO group, Consumer ABS, Financial Products generally originated by the Specialized Risk group, Power & Utilities, Commercial ABS, and Other, which constitute U.S. transactions that are non-public finance transactions and which do not fall into one of the other U.S. structured finance categories listed above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Exposure to Residential Mortgage Market.”

Pooled debt obligations—These include both synthetic and funded CDOs, including collateralized bond obligations (“CBOs”), collateralized loan obligations (“CLOs”) and collateralized fund obligations (“CFOs”). The collateral is generally pooled and held by a special purpose entity which then issues multiple tranches of debt. These tranches of debt have ratings ranging from triple- A and higher down to layers of risk that are rated triple-B and lower. Historically, we have generally guaranteed the most senior, or risk remote, tranches of debt, in most cases rated at least triple-A or “super-senior” at the time of issuance. “Super-senior” means the collateral backing the tranche of debt we guaranteed is in excess of the amount needed to obtain a triple-A rating. In certain transactions, the tranche of debt we guaranteed, though super-senior, was not the most senior tranche of debt issued by the relevant CDO entity. Pooled debt obligations are generally credit enhanced by CDS contracts. In 2007, the majority of the pooled debt obligations guaranteed by us were backed by ABS securities. The collateral backing these CDOs consisted largely of prime, midprime and subprime RMBS. As a result of the dramatic increase in the rate of delinquencies and defaults on the underlying mortgage obligations backing these RMBS bonds during the fourth quarter of 2007 and therefore ultimately our pooled debt obligations, our internal ratings for many of the securities we insure have declined significantly below the initial triple-A level, in several cases to below investment grade, and with respect to certain pooled debt obligations we have set aside reserves for losses we expect to incur. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Exposure to Residential Mortgage Market” for further discussions of the losses expected to arise from our portfolio of pooled debt obligations.

Consumer ABS—These include the following obligations: consumer mortgages, automotive loans and leases, and credit cards.

Consumer mortgages—These include obligations backed by prime and subprime first and second lien home mortgages and home equity loans and lines of credit. Credit support is provided by the cash flows generated by the underlying obligations, as well as by the value of the property being financed, and in certain cases, reserve funds. As a result of the dramatic increase in the rate of delinquencies and defaults on the underlying mortgage obligations backing these securities during the fourth quarter of 2007, our internal ratings for many of the securities has declined significantly below their initial levels, in several cases to below investment grade, and we have set aside reserves for losses we expect to incur. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Exposure to Residential Mortgage Market” for further discussions of the losses expected to arise from our portfolio of ABS bonds that are backed by home equity lines of credit (“HELOC”) and second lien-backed securities.

Automotive loans—These include obligations backed by prime, near-prime and subprime pools of consumer auto loans. Credit support is generally provided by the cash flows generated by the underlying obligations, as well as by the value of the automobiles being financed, and in certain cases, reserve funds. While we have not seen significant deterioration in this asset class, there remains the potential for an increase in the rate of delinquencies and defaults in these obligations if disruption in the credit market develops into a broader based economic downturn.

Credit cards—These include obligations backed by prime and non-prime consumer credit card programs. Credit support is provided by the cash flows generated by the underlying obligations, and in certain cases, reserve funds. While we have not seen significant deterioration in this asset class, there remains the potential for an increase in the rate of delinquencies and defaults in these obligations if disruption in the credit market develops into a broader based economic downturn.

Financial Products—These include the following obligations: financial products/insurance, bank deposit insurance and guaranteed investment contracts (“GICs”).

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

Guaranteed investment contracts—These include municipal GICs and non-municipal GICs. We entered into a program agreement with an affiliate, XL Asset Funding Company I LLC (“XLAF”), pursuant to which we guaranteed the GICs issued by XLAF. Under this program, XLAF is restricted to investing the proceeds from GICs that it issues in certain eligible investments which must comply with certain portfolio maturity, credit, diversification, and marketability guidelines. See “—Underwriting Procedures—Financial Products.”

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

Other structured finance—Other structured finance exposures in our portfolio include bonds or other securities backed by assets that generally do not fall into one of the five categories described above, including equipment loans and leases, enhanced equipment trust certificates and trade receivables. This category also includes debt of privately owned or leased infrastructure located within the U.S.

The following table sets forth our U.S. structured finance insurance and reinsurance net par outstanding and reserves for losses and loss adjustment expenses (“LAE”) by type as of
December 31, 2007, 2006 and 2005:

(in millions)	As of December 31,
	2007		2006		2005
	Net Par Outstanding	Net Reserves for Losses and LAE	Net Par Outstanding	Net Reserves for Losses and LAE	Net Par Outstanding	Net Reserves for Losses and LAE
Pooled Debt Obligations	$41,507	$651.5	$23,480	$1.6	$13,631	$—
Consumer ABS	12,833	37.2	10,240	3.3	9,398	4.7
Financial Product	6,332	—	6,070	—	5,374	—
Power & Utilities	5,653	8.7	5,184	8.7	4,113	8.7
Commercial ABS	2,648	—	2,674	—	2,034	—
Other	1,088	—	3,260	—	2,276	—

Total	$70,061	$697.4	$50,908	$13.6	$36,826	$13.4

The table below sets forth our five largest financial guarantee U.S. structured finance insurance and reinsurance exposures by net par outstanding as a percentage of our total net par outstanding as of December 31, 2007 (multiple policies written for the same issuer have been aggregated):

(in billions, except percentages)	Net Par Outstanding	Percent of Total Net Par Outstanding	Type of CDO	S&P Rating(1)
Pooled Debt Obligation	$1.4	0.9%	High Grade ABS CDO	A-1+(2)
Pooled Debt Obligation	1.3	0.8%	High Grade ABS CDO	AAA(2)
Pooled Debt Obligation	1.1	0.7%	High Grade ABS CDO	AAA
Pooled Debt Obligation	1.1	0.7%	High Grade ABS CDO	AAA(2)
Pooled Debt Obligation	1.1	0.6%	High Grade ABS CDO	AAA(2)

Total of five largest exposures	$6.0	3.7%

(1)	See “—Ratings.”

(2)	Placed on review for downgrade by S&P on January 23, 2008.

The following table sets forth our five largest aggregate ABS seller servicer insurance and reinsurance concentrations by net par outstanding as of December 31, 2007:

(in billions, except percentages)	Net Par Outstanding	Percent of Total Net Par Outstanding	S&P Rating(1)
Countrywide Home Loans, Inc.	$2.9	1.8%	BBB+
Residential Capital LLC (f/k/a GMAC Mortgage)	1.5	0.9%	BB+
EMC Mortgage Corporation	1.2	0.7%	A
Capital One FSB	1.1	0.7%	BBB+
IndyMac Bank FSB	0.9	0.5%	BB+

Total of five largest seller servicers	$7.6	4.6%

(1)	S&P Rating of ultimate parent of seller servicer. See “—Ratings.”

International Finance—We provide guarantees of the payment of principal and interest on a number of different types of international finance obligations. As of December 31, 2007, international finance obligations made up 15.4% of our total net par outstanding. Our international transactions are divided into eight categories: Power & Utilities, originated by the Power & Utilities group; Infrastructure, originated by the Global Infrastructure group; Transportation, originated by the Global Infrastructure group; Pooled Debt Obligations, originated by the CDO group; Future Flow, originated by the Specialized Risk group; Financial Products, generally originated by the Specialized Risk group; Consumer ABS, originated by the Consumer ABS group; and Other, which may be originated by any of the six product groups.

Power & Utilities—These generally are obligations of privately and publicly owned regulated water, gas and electric utilities located outside of the U.S., primarily in the U.K., Australia and New Zealand. This also includes structured transactions involving power and energy.

Infrastructure—These consist of essential public infrastructure such as schools, hospitals and government buildings which in most cases are being designed, built, operated and financed under a PPP project finance scheme. The majority of our infrastructure guarantees are of obligations originated in the U.K., though we have guaranteed Infrastructure projects in Canada, Australia and Spain.

Transportation—These are generally international obligations relating to toll roads, airports, bridges, mass transit and parking facilities.

Pooled Debt Obligations—These consist of CDOs, in synthetic or funded form, where the collateral is primarily or substantially originated outside of the U.S. The liabilities for international Pooled Debt Obligations guaranteed by XLCA are generally denominated in currencies other than U.S. dollars. Most international CDOs are CLOs where the majority of underlying loans constituting the collateral are made to companies located outside of the U.S.

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

Financial Products—These consist of other financial products where the underlying assets are located substantially outside of the U.S. or where the obligation guaranteed is denominated in a currency other than U.S. Dollars.

Other—Other international finance exposures in our portfolio include bonds or other securities backed by assets that generally do not fall into one of the six categories described above and other types of generally international obligations, including international public finance transactions.

The following table sets forth our international finance insurance and reinsurance net par outstanding by type as of December 31, 2007, 2006 and 2005:

(in billions)	As of December 31,
	2007	2006	2005
Power & Utilities	$7.0	$4.7	$2.9
Transportation	5.0	2.9	1.8
Pooled Debt Obligations	4.0	1.7	1.1
Infrastructure	3.3	3.9	1.2
Future Flow	1.9	1.7	2.1
Financial Products	1.4	0.9	0.8
Consumer ABS	1.1	0.5	0.4
Other	1.9	2.6	1.1

Total net par outstanding	$25.6	$18.9	$11.4

The table below shows our five largest international finance insurance and reinsurance exposures by type and by net par outstanding as a percentage of our total net par outstanding as of December 31, 2007:

(in billions, except percentages)	Net Par Outstanding	Percent of Total Net Par Outstanding	S&P Rating(1)
Transportation	$1.4	0.8%	A+(2)
Pooled Debt Obligations	0.8	0.5%	AAA
Consumer ABS	0.7	0.4%	BBB
Power & Utilities	0.6	0.4%	AA–(3)
Infrastructure	0.6	0.4%	AAA

Total of five largest exposures	$4.1	2.5%

(1)	See “—Ratings.”

(2)	$816 million of this exposure is rated “AAA,” $191 million of this exposure is rated “A–” and $343 million of this exposure is rated “BBB.”

(3)	$260 million of this exposure is rated “AAA” and $381 million of this exposure is rated “BBB+.”

Consolidated Financial Guarantee In-Force Business by S&P Rating

The following table sets forth our financial guarantee insurance and reinsurance portfolio as of December 31, 2007 and 2006 by S&P rating category:

(in billions, except percentages)	Net Par Outstanding December 31, 2007	Percent of Total Net Par Outstanding	Net Par Outstanding December 31, 2006	Percent of Total Net Par Outstanding
S&P Rating Category(1):
AAA	$68.4	41.5%	$34.6	29.3%
AA	24.5	14.9%	17.8	15.1%
A	41.0	24.8%	35.2	29.9%
BBB	30.0	18.2%	29.9	25.3%
Below investment grade	1.1	0.6%	0.5	0.4%

Total	$165.0	100.0%	$118.0	100.0%

(1)

If unrated by S&P, an internal assessment of underlying credit quality is used to assign a rating category for purposes of this table and calculation of the weighted average S&P rating. At December 31, 2007, the weighted average S&P credit rating of the obligations that we guarantee was “AA–”.

Consolidated Pre-insured In force Financial Guarantee Exposure by Insurer

The following table sets forth our pre-insured insurance and reinsurance portfolio by guarantor as of December 31, 2007:

Guarantor	Net Par Outstanding	Weighted Average Underlying Rating(1)
	(in billions)
MBIA Inc.	$3.7	A
Financial Security Assurance Inc.	2.3	BBB+
Ambac Financial Group, Inc.	1.8	A
Financial Guaranty Insurance Company	1.3	BBB+
CIFG Holding	0.2	AA–
Radian Group Inc.	0.2	BBB

Total	$9.5

(1)	The underlying rating is based upon the rating of S&P or Moody’s when available and our internal estimate of the rating when there is no public rating available.

Consolidated Financial Guarantee In-Force Business by Geographic Area

The following table sets forth the geographic distribution of our consolidated net par insurance and reinsurance exposure as of December 31, 2007 and 2006:

(in millions, except percentages)	Net Par Outstanding December 31, 2007		Percent of Total Net Par Outstanding	Net Par Outstanding December 31, 2006	Percent of Total Net Par Outstanding
United States(1)	$139,389		84.5%	$99,155	84.0%
United Kingdom	11,182		6.8%	7,644	6.5%
Ireland	2,067		1.3%	162	0.1%
Australia	2,048		1.2%	1,936	1.7%
France	1,329		0.8%	450	0.4%
Turkey	1,054		0.6%	693	0.6%
Chile	989		0.6%	831	0.7%
Multi-jurisdictional(2)	865		0.5%	1,671	1.4%
Spain	859		0.5%	858	0.7%
Canada	768		0.5%	838	0.7%
New Zealand	755		0.5%	726	0.6%
Netherlands	753		0.5%	—	0.0%
Italy	669		0.4%	461	0.4%
Mexico	455		0.3%	599	0.5%
Japan	286		0.2%	423	0.4%
Portugal	283		0.2%	269	0.2%
Luxembourg	269		0.2%	10	0.0%
Brazil	247		0.1%	335	0.3%
Jamaica	161		0.1%	—	0.0%
Norway	137		0.1%	491	0.4%
Egypt	135		0.1%	189	0.2%
El Salvador	122		0.1%	96	0.1%
Qatar	96		0.1%	—	0.0%
Panama	87		0.1%	35	0.0%
Costa Rica	7		0.0%	15	0.0%
Guatemala	—		0.0%	125	0.1%

Total(1)	$165,012	(1)	100.0%	$118,012	100.0%

(1)

At December 31, 2007 and 2006, $1,064.5 million and $1,106.0 million, respectively, represented exposures in the Commonwealth of Puerto Rico, which constitutes less than 1.0% and 1.3% of each of United States and total exposure at such dates.

(2)	Involves exposure to at least two international jurisdictions.

Information with Regard to Business Conducted in Non-U.S. Dollar Denominated Currencies

We primarily conduct our business in the United States. However, some of our clients are companies located in Europe, including the U.K., as well as Latin America, Australia and New Zealand. For the years ended December 31, 2007, 2006 and 2005, gross premiums written in currencies other than U.S. dollars were $84.4 million, $7.3 million and $40.1 million, respectively. For the years ended December 31, 2007, 2006 and 2005, reinsurance premiums assumed in currencies other than U.S. dollars was $0, $2.1 million and $8.5 million, respectively. As of December 31, 2007, the aggregate net par outstanding of all exposures not denominated in U.S. dollars was less than 19.7% of our total net par outstanding. See “Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Fluctuation.”

Underwriting Procedures

The underwriting, operations and risk management guidelines, policies and procedures of our insurance and reinsurance subsidiaries are tailored to their respective businesses, providing multiple levels of credit review and analysis. Our strategy is to provide financial guarantee insurance and reinsurance only for credit risks that we deem to be investment grade. Generally, we receive a confirmation from Moody’s and S&P that each obligation we guarantee is at least investment grade, although for certain transactions, typically municipal transactions, we may receive confirmation from only one rating agency and in limited circumstances we may rely solely on our internal rating. Regardless of the rating, we have developed underwriting procedures that enable us to conduct our own, independent assessment of risk for each obligation that we guarantee. Exposure limits and underwriting criteria are established, as appropriate, for sectors and asset classes.

Each transaction passing an initial underwriting review, intended to test the desirability of the proposed exposure, is assigned to a team including relevant underwriting and legal personnel. Each transaction is further screened for characteristics that require an accounting review. In such cases, the proposed exposure was reviewed for compliance with applicable accounting standards and investment guidelines. The underwriting team reviews the structure of the transaction, and the underwriter reviews credit issues pertinent to the particular line of business. In our financial guarantee line, particularly for ABS CDO and other transactions dependent on structured cash flows for repayment of debt, underwriters generally apply computer-based models to stress test cash flows in their assessment of the risk inherent in a particular transaction. Stress models may also be developed internally by our underwriting department and reflect both empirical research as well as information gathered from third parties, such as rating agencies, investment banks or servicers. The structure of a transaction is also reviewed from a legal perspective by in-house and, where appropriate, external counsel, and specialty legal expertise is consulted when our legal staff deems it appropriate.

Upon completion of underwriting analysis, the underwriter prepares a formal credit report that is submitted to an underwriting committee for review. We will not commit to assume any risk until the risk has been approved by the appropriate underwriting committee, or subcommittee to which authority has been delegated by the main underwriting committee.

Our reinsurance business is underwritten separately from our primary insurance business. Our reinsurance underwriting policy is to keep primary insurer information confidential, including from other primary insurers, whether a third-party or not, as is consistent with industry practice and our reinsurance transactions are underwritten by our Bermuda staff. For reinsurance transactions, stress model results may be provided by the primary insurer. Surveillance of reinsurance transactions is also separate from our primary insurance operation. These separate underwriting, separate surveillance and general confidentiality policies are intended to address concerns of current and potential primary company clients.

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

Public Finance

Public finance obligations generally fall into two major categories: general obligation bonds and revenue bonds. General obligation bonds are supported by the full faith and credit of the obligated government entity and legally require taxes or other revenues to be raised as needed to repay debt. Credit quality depends on the strength and diversity of the underlying economy. Risks may include, among others, economic decline, natural disasters and political changes that could reduce revenue collections. Historical financial performance, debt and reserve levels, specific legal restrictions and quality of management are also factors that determine credit quality. Revenue bonds comprise a wide spectrum of obligations issued by governmental entities or non-profit organizations that are payable from a specified revenue source, including most obligations categorized as utilities, transportation, non-ad valorem, higher education and other. Examples are bonds backed by sales, gas or other special taxes and obligations issued by airports, toll roads, utilities and universities. Levels of required debt service coverage are dependent upon the historic performance of revenues, whether the entity has rate setting flexibility and expectations of future performance. Risks include the factors cited for general obligation debt but may, in addition, include risks such as operating costs, utilization rates and competitive pressures.

Structured Finance

Included within this category are U.S. transactions underwritten by XLCA’s non-public finance business production groups: Commercial ABS, Consumer ABS, CDOs, Power and Utilities, Global Infrastructure and Specialized Risks.

Asset-Backed Securities

ABS, underwritten by XLCA’s Commercial ABS and Consumer ABS groups in conjunction with appropriate officers of the underwriting department, generally encompass three types of risk: (1) asset quality, or the underlying performance of the assets; (2) structure, or the legal safeguards that protect against loss; and (3) operational risk, or the performance of a servicer that affects cash flow. Typical assets for Consumer ABS transactions are mortgages, automotive loans and credit cards. Typical assets for Commercial ABS transactions are commercial assets such as rental cars, equipment leases and a variety of receivables. Generally, the amount of credit protection required with respect to a particular ABS depends on the historical performance of the asset class and the assets actually included in the proposed transaction. Future performance expectations are determined from historical performance as well as the social, political and economic factors affecting the underlying assets and the asset class. In order to protect the insurer from poor asset performance and asset volatility, appropriate credit enhancement levels are required based on a multiple of expected performance. In addition, ABS are usually designed to protect the insurer from the potential bankruptcy risk of the seller/servicer.

Currently, the market for ABS has declined dramatically as a result of the deterioration in the credit markets during the second half of 2007 that accelerated in the fourth quarter, which has created an aversion to structured ABS obligations. Historically, we have assessed default risk by reference to the historic performance of the assets underlying the transaction. Due to the unprecedented levels of delinquency and default in the U.S. mortgage market, this approach has proved to be an inadequate predictor of performance for RMBS.

Pooled debt obligations include CDOs, CLOs and CFOs. They also include commercial real estate CDOs, which are pools that contain triple-A rated commercial mortgage backed securities (“CMBS”). Pooled debt obligations are underwritten by XLCA’s CDO group, in conjunction with appropriate underwriting department officers including, in most instances, specialized personnel focusing on quantitative analysis. There are generally five distinct forms of risks associated with these obligations: (1) default and downgrade risk of the underlying assets; (2) structural risk pertaining to asset investment guidelines and to cash flow priorities for the different classes of debt; (3) asset manager risk, related to the performance by an asset manager during the reinvestment period; (4) interest rate risk, due to its potential effect on excess spread; and (5) market risk, due to risks stemming from exposure to diversified equity, debt, currency and interest rate markets over an extended period. Historically, we have assessed default risk by reference to the historic performance of the assets underlying the transaction. Due to the unprecedented levels of delinquency and default in the U.S. mortgage market, this approach has also proved to be an inadequate predictor of performance for ABS CDOs. Adequacy of the structural enhancements and subordination is determined from the ability of the transaction to withstand projections of stressed default and recovery rates as well as market risks such as adverse interest rate movements. The asset manager’s expertise and past performance were important considerations in the underwriting process. Conclusions were then drawn about the amount of over-collateralization or other structural enhancement necessary in a particular transaction in order to protect the investors (and therefore the guarantor) against poor asset performance. In addition, structured investment products were designed to protect investors from the bankruptcy or insolvency of the manager of the underlying assets. We have suspended participation in ABS CDOs, including CDO of CDO (“CDO squared”) transactions, and we are uncertain if or when we may resume participating in the asset class. In addition, we have suspended our participation in other types of pooled debt obligation transactions.

Power & Utilities

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

Financial Products

These include financial/insurance, the bank deposit program and GICs.

Financial/insurance transactions, generally involving the securitization of current and sometimes future life insurance policies, have three fundamental risks which are evaluated in a wide variety of projected stress scenarios: (1) mortality risk, or the risk that the level of payout on the policies being securitized is higher than anticipated; (2) lapse risk, or the risk that insureds will choose not to renew their policies and thus not pay their premiums; and (3) investment risk, or the risk that the insurance premium proceeds will generate less investment income than anticipated. The underwriting team on financial/insurance transactions, which is headed by members of the Specialized Risk group, includes consultants with a life actuarial background. In underwriting financial/insurance transactions, the team analyses mortality, lapse and investment risks to determine the appropriateness of the transaction for XLCA.

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

XLCA’s insurance of GICs is limited to insuring GICs provided by XLAF, an affiliate and wholly owned subsidiary of XL Capital, which generally, but not exclusively, has focused on providing GICs to municipal and other public finance funders. Pursuant to a program agreement between XLCA and XLAF, each guarantee issued by XLCA is secured by the proceeds held by XLAF in exchange for the issuance of the related GIC. XLAF, under the terms of the program agreement, is restricted to investing the proceeds from the sale of the relevant GIC, insured by XLCA, in certain eligible investments which must comply with certain portfolio maturity, credit, diversification and marketability guidelines. The investment agreements generally provide that XLAF must take certain actions, which may include collateralization or repayment of the GIC, following the downgrade of XLCA below certain levels. The recent downgrades of XLCA have affected substantially all of the outstanding GICs and should the assets in XLAF’s investment portfolio prove insufficient or should XLAF otherwise fail to perform its obligations thereunder, XLCA may be required to make payment under its guarantees. Although XLAF is a wholly owned subsidiary of XL Capital, XL Capital is not contractually obligated to support XLAF’s obligations under the program agreements or the GICs. XL Capital has, however, communicated to XLCA and publicly disclosed its intent to settle all such liabilities and that it expects to do so for substantially all GICs by the end of March 2008. Accordingly, XLCA does not expect to incur any claims under its insurance of XLAF’s GICs. The aggregate face amount of XLAF’s GICs outstanding at December 31, 2007 which were guaranteed by XLCA was $4.0 billion. As of February 29, 2008, the remaining aggregate face amount outstanding of such GICs was approximately $2.0 billion. See “Risk Factors—Risks Related to Our Company—Ratings downgrades have triggered and further downgrades may trigger additional provisions in our business arrangements and agreements to which we are a party or subject in a manner adverse to our business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Other

This includes infrastructure transactions, described below in “—International,” as well as transactions not included in the categories set forth above, such as whole business securitizations and other financings that do not fall within the major categories of structured finance. Underwriting for these transactions uses the same general principles, namely a focus on the adequacy of cash flows and collateral in a variety of stress conditions. In addition, for each transaction the responsible product origination group works closely with the relevant underwriting department officers to identify unique or unusual risks which need to be analyzed fully before a proposed obligation is insured.

International

International credits will generally present the same risks as above with the additional focus on specific local laws and regulations as well as the financial and political risks related to the sovereign entity. For each of Pooled Debt Obligations, Power & Utilities, Consumer ABS, and Financial Products, the descriptions of the underwriting procedures set forth above in “—Structured Finance” apply to International as well, except that these categories in an international context require analysis of local law and regulation as well as any financial or political risks relating to the relevant sovereign entity or entities, as the case may be.

Infrastructure and Transportation

These obligations are generally those of a private non-governmental entity and are funded on a project finance basis. They include PPP financings, as described in “—Financial Guarantee Insurance Markets—International” as well as other financings for essential public infrastructure facilities such toll roads, airports, government buildings, schools and housing. Risks to infrastructure and transportation projects can include construction, demand, concession restrictions, performance of private parties responsible for operating the financed project asset, competition from other related facilities and, in general, costs as compared to revenues. Underwriting of infrastructure and transportation projects, whether or not part of an overall PPP programs, focuses on the adequacy of projected cash flow coverage, revenue flexibility and the reasonableness of the expectations of future performance.

Future Flow

These transactions, as described in “—International Finance—Future Flow,” are structured to allow an issuer to “pierce the sovereign ceiling” of the country in which the company benefiting from the financing is located. This means in most cases that a given transaction will obtain a rating higher than the foreign currency rating of the related sovereign. In addition to evaluating the adequacy of projected cash flows to service the guaranteed obligation in a variety of stressed situations, the underwriting teams analyze the strength of the issuer and the related sovereign and attempt to determine its financial, political and ratings stability over the life of the proposed future flow transaction.

Other

This includes international transactions which are not within the Power & Utilities, Infrastructure, Transportation, Pooled Debt Obligations, Future Flow or Financial Products categories. For example, all asset-backed deals originated by the Commercial ABS groups that involve sponsors or issuers outside of the U.S. are within this category.

Pricing

We use an internally-developed pricing model on a deal-by-deal basis to evaluate the return on equity implied by quoting a given premium rate. As one input, the pricing model requires a capital charge, which is an estimate of a deal’s worst case loss severity provided to us by S&P. This capital charge, together with the exposure and maturity characteristics of the deal, an allocated expense load and the quoted premium rate, is used to derive an estimate of required allocated capital and an implied return on that capital. We review the assumptions used by our pricing model periodically and make adjustments as are deemed appropriate. In addition to the pricing model, we may evaluate the incremental capital a given transaction is expected to require under the Moody’s and Fitch rating agency models, as these agencies do not assign specific capital charges to specific transactions. That incremental capital is compared to the projected revenue, and each transaction is compared to the risk profile of the transaction, as well as other opportunities available, to arrive at a pricing decision.

We use our pricing model as one basis for assessing the adequacy of pricing, but our pricing decisions are also influenced by the value we believe our guarantee provides to the issuer, our expectations of competitive behavior and other market factors.

Risk Management

Our risk management personnel are responsible for transactional and treaty surveillance, insured portfolio management, risk syndication and claims administration. Risk management, in consultation with the chief credit officer, sets risk limits for each line of business and designates those risks which are to be excluded from our reinsurance treaty assumptions. Tailored surveillance strategies have been developed for each type of exposure, depending upon the credit risk inherent in the exposure, with a view to determining credit trends in the insured book and making recommendations on portfolio management and risk mitigation strategies, to the extent appropriate.

We may also seek to mitigate the risk inherent in our exposures through the purchase of third-party reinsurance or retrocessions, and may also from time to time purchase derivative contracts to alleviate all or a portion of this risk.

Direct Businesses

We conduct procedures to closely track risk aggregations and monitor performance of each risk. For municipal risk, we have review schedules for each credit dependent on the underlying rating of the credit and the revenue type. Credits perceived to have greater risk profiles are reviewed more frequently than other credits or classes of credits which historically have had few defaults. In the event of credit deterioration of a particular exposure, we review the credit more frequently and take remedial action as permitted by the terms of the transaction.

For structured securities, we generally collect data, often monthly or quarterly, and compare actual default and delinquency statistics to those generated by our models. To the extent that a transaction is performing materially below expectations, we seek to take steps to mitigate the potential for loss. Such steps may include conducting loan put back audits, demanding repurchase of loans for breaches of representations and warranties, meetings with servicers, re-evaluation of loan files and, in the most extreme cases, removal of the servicer.

We have created computerized data models to track performance of certain other large direct business lines including CDOs and credit derivatives on corporate debt. These systems incorporate risk tracking tools such as credit spreads and ratings which are obtained from third parties and incorporated into computerized risk tracking systems.

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

Our surveillance department focuses its review on monitoring the lower rated bond sectors and potentially troubled sectors, which have included mortgages and CDOs. It tracks performance monthly to try to ensure that covenants have not been breached. Once a covenant is breached we may have the right to put the transaction into rapid amortization so that all cash flow generated from that transaction is used to pay down principal and stay current with interest. Typically, we review periodically servicing and trustee reports to help track coverage levels, enhancement levels, delinquency levels, loss frequency, loss severity and total losses and compare these performance metrics with the metrics that were made available at the time the transaction was closed. If losses are above projections we will analyze the reasons for the deviation. In some cases it may be an indication of servicing problems where loans are delinquent and are not put into foreclosure in time to maximize recovery. Typically, once per year we audit servicers of loans and other assets supporting our insured obligations to better understand their servicing practices and to identify potential servicing problems, if any. Management believes that this is an important safeguard, as servicers are required to indemnify us against failure to adhere to the servicing standards set forth in the servicing agreements.

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

The activities of our surveillance department are integral to the identification of specific credits that have experienced deterioration in credit quality and the assessment of whether losses on such credits are probable, as well as any estimation of the amount of loss expected to be incurred with respect to such credits. Closely monitored credits are divided into four categories: (i) Special Monitoring List–low investment grade credits where a material covenant or trigger may be breached and closer monitoring is warranted; (ii) Yellow Flag List–credits that we determine to be non- investment grade but a loss is unlikely, including credits where claims may have been paid or may be paid but reimbursement is likely; (iii) Red Flag List–credits where a loss is possible but not probable or reasonably estimable, including credits where claims may have been paid or may be paid but full recovery is in doubt; and (iv) Loss List–credits where a loss is probable and reasonably estimable. Credits that are not closely monitored credits are considered to be fundamentally sound, normal risk.

Our management establishes reserves for losses and loss adjustment expenses following consultation with our Loss Reserve Committee, which is comprised of senior members of management, including senior management of our surveillance department. See “—Risk Management” for further definition and discussion of credits designated as closely monitored credits. Both qualitative and quantitative factors are used in establishing such reserves. In determining the reserves, management considers all factors in the aggregate, and does not attribute the reserve provisions or any portion thereof to any specific factor. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for further information regarding our reserves for losses and loss adjustment expenses.

The following table presents our consolidated in-force financial guarantee insurance and reinsurance net par outstanding by internal credit monitoring category as of December 31, 2007 and 2006:

(in billions, except percentages)	As of December 31, 2007		As of December 31, 2006
	Net Par Outstanding	Percent of Net Par Outstanding	Net Par Outstanding	Percent of Net Par Outstanding
Fundamentally sound, normal risk	$145.2	88.0%	$117.3	99.4%
Closely monitored credits:
Special monitoring	4.5	2.7%	0.6	0.5%
Yellow flag	2.4	1.4%	0.0	0.0%
Red flag	2.6	1.6%	0.0	0.0%
Loss list	10.3	6.3%	0.1	0.1%

Subtotal	19.8	12.0%	0.7	0.6%

Total	$165.0	100.0%	$118.0	100.0%

See “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserves for Losses and Loss Adjustment Expenses.”

Investments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” for information regarding our investments.

Ratings

Each of Moody’s, Fitch and S&P has reassessed our historical triple-A ratings in light of recent market conditions resulting in downgrades and continued monitoring. On January 23, 2008, Fitch downgraded the IFS ratings of XLCA, XLCA-UK and XLFA to “A” (Rating Watch Negative) from “AAA.” Fitch has announced that, based on its model, SCA has a capital shortfall of more than $2 billion at the “AAA” rating threshold. On February 25, 2008, S&P downgraded the IFS, financial enhancement and issuer credit ratings of XLCA, XLCA-UK and XLFA to "A–" from “AAA” and each remains on CreditWatch with negative implications. S&P stated that under its capital adequacy model, XLCA’s, XLCA-UK’s and XLFA’s margin of safety falls in the “A” category and the CreditWatch Negative designation reflects potential that our strategic plan may not be successful. S&P also announced that under its updated theoretic bond insurance stress case scenario, XLCA’s and XLFA’s total after-tax net loss on their guarantees of RMBS and CDOs are estimated by it to be approximately $2.8 billion, which, we believe, would result in a capital shortfall of approximately $1.8 billion at S&P’s “AAA” ratings level. On March 4, 2008, Moody’s placed the “A3” IFS ratings of XLCA, XLCA-UK and XLFA on review for possible downgrade. Previously, on February 7, 2008, Moody’s had downgraded the IFS rating of XLCA, XLCA-UK and XLFA to “A3” (Negative Outlook) from “Aaa,” at which time Moody’s noted that, under its analysis, the capitalization required to cover losses at the “Aaa” target level would exceed $6 billion compared to Moody’s estimate of SCA’s current claims paying resources of $3.6 billion. In addition to these downgrades of our IFS ratings, S&P, Moody’s and Fitch have recently downgraded our debt and other ratings.

These ratings actions reflect Moody’s, S&P’s and Fitch’s current assessment of our creditworthiness, business franchise and claims-paying ability. This assessment reflects our exposures to the U.S. residential mortgage market, which has precipitated our weakened capitalization and business profile based on increased reserves for losses and loss adjustment expenses, realized and unrealized losses on credit derivatives and modeled capital shortfalls. The ratings downgrades also reflect the ratings agencies’ views with respect to our franchise, business model and strategic direction, uncertain capital markets and the impact of our business decisions on future financial flexibility, our future capital strategy and ability to raise additional capital, ultimate loss levels in our insured portfolio, and the recent challenges in the financial guarantee market overall.

As of March 9, 2008, our insurance and reinsurance subsidiaries have been assigned the following IFS ratings:

	Moody’s(1)	S&P(2)	Fitch(3)
XLCA	A3	A–	A
XLCA-UK	A3	A–	A
XLFA	A3	A–	A

(1)

On March 4, 2008, Moody’s put the “A3” IFS ratings for XLCA, XLCA-UK and XLFA on review for possible downgrade. Moody’s Watchlist indicates that a rating is under review for possible change in the short-term. A rating can be placed on review for a possible upgrade, downgrade, direction uncertain or removed from the Watchlist when the rating is upgraded, downgraded or confirmed.

(2)

CreditWatch Negative. According to S&P criteria, a rating may be placed on CreditWatch when an event or deviation from an expected trend, that increases the probability of a rating action, has occurred or is expected. At the time of placing the rating on CreditWatch, additional information is necessary to take a rating action but there is at least one in two likelihood of a ratings change occurring in the short term, typically within 90 days.

(3)

Rating Watch Negative. According to Fitch criteria, ratings are placed on Rating Watch to notify investors that there is a reasonable probability of a rating change and the likely direction of such change. These are designated as “Positive,” indicating a potential upgrade, “Negative,” for a potential downgrade, or “Evolving,” if ratings may be raised, lowered or maintained. Rating Watch is typically resolved over a relatively short period.

The major rating agencies have developed and published rating guidelines for rating financial guarantee insurers and reinsurers, some or all of which are under review and subject to change by the rating agencies. The IFS ratings assigned by S&P, Moody’s and Fitch are based upon factors relevant to policyholders and are not directed toward the protection of investors in our common shares. The rating criteria used by the rating agencies in establishing these ratings include consideration of the sufficiency of capital resources to meet projected losses and growth (as well as access to such additional capital as may be necessary to continue to meet applicable capital adequacy standards), a company’s overall financial strength, business plan and strategy, and demonstrated management expertise in financial guarantee and traditional reinsurance, credit analysis, systems development, marketing, capital markets and investment operations. See “Risk Factors—Risks Related to Our Company—Downgrades to our IFS ratings have had, and any potential future or further downgrades of our IFS or financial enhancements ratings will continue to have, material adverse effects on our business and, consequently, our results of operations and financial condition.”

Business Locations

We conduct our European business through XLCA-UK, a wholly-owned subsidiary of XLCA that is licensed to write financial guarantee insurance in the U.K. and is permitted to conduct business in England, Ireland, Spain, France, Portugal, Italy, The Netherlands, Greece, Norway, and Germany. XLCA-UK operates a branch office in Madrid, Spain. In addition, XLCA has a branch office in Singapore. In conjunction with the implementation of our strategic plan, we may choose to close or substantially reduce our presence in some or all of these locations.

We coordinate strategy for and underwrite all of our primary business on a global basis, with our key business managers and credit risk officers based in New York. We believe this global approach results in a consistent approach to underwriting and credit risk management wherever we conduct business.

Competition

We have suspended writing substantially all new business. Historically, our ability to compete with other financial guarantors and reinsurers is affected by our ratings. These and other factors, including for example, recent ratings agency downgrades and other actions regarding both primary insurers and reinsurers, changes in the credit markets and industry developments, have materially adversely affected our ability to compete and make it difficult to predict the competitive environment of our industry.

Furthermore, new entrants into the financial guarantee industry, such as Berkshire Hathaway, could have an adverse effect on our prospects either by further increasing competition with respect to terms or pricing or by reducing the aggregate demand for our reinsurance as a result of additional insurance capacity. Other new participants in the market with business operations and balance sheets not affected by mortgage and CDO related exposures are expected to be formed, which could result in additional competition to us.

Historically, the principal competitive factors have been: (1) premium rates; (2) conditions precedent to the issuance of a policy related to the structure and security features of a proposed bond issue; (3) the financial strength ratings of the guarantor; and (4) the quality of service and execution provided to issuers, investors and other clients of the issuer. Currently, the major principal competitive factor for a bond insurance company is the perception of the company’s financial strength, as reflected in ratings and in the levels at which CDS contracts on its credit are traded.

Historically, our competitors in the market for reinsurance of financial guarantees have included Assured Guaranty Re Ltd., RAM Reinsurance Company Ltd., Channel Reinsurance Ltd., BluePoint Re Limited and Radian Asset Assurance Inc., as well as several multiline insurance companies. As described above, XLFA has been downgraded by the rating agencies and this has impaired its ability to compete against other reinsurers. However, several of these companies also had their ratings downgraded or are under review for downgrade. Historically, we have also competed directly and indirectly with providers of certain CDS contracts and other alternative transaction structures that may be a more attractive alternative to traditional financial guarantee reinsurance. Primary financial guarantee companies choose reinsurance providers based upon several factors, including overall financial strength, financial strength ratings by the major rating agencies, financial enhancement rating (which determines capital relief under the S&P capital model), single risk capacity, level of service quality and in some cases whether or not the reinsurer or its affiliate competes with the primary company. In addition, issuers may choose to divide large transactions among several primary insurers, reducing or eliminating the need for reinsurance. Primary insurers may also choose to reinsure transactions with other primary insurers directly, also reducing or eliminating the need for reinsurance.

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. XLCA is primarily subject to New York insurance regulations. As a Bermuda reinsurer, XLFA operates under a relatively less intensive regulatory regime than certain of its competitors that are located elsewhere. As of December 31, 2007, we believe we are in compliance in all material respects with all applicable regulations set forth below.

United States

XLCA is a monoline financial guarantee insurance company incorporated under the laws of the State of New York and has the ratings described under “—Ratings.” XLCA currently is licensed to write insurance business in, and is subject to the insurance regulation of and supervision by, all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Singapore. XLCA-UK is a wholly-owned subsidiary of XLCA.

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

New York State Dividend Limitations. Under New York Insurance Law, a New York-domiciled insurer may not declare or distribute shareholder dividends during any 12-month period that would exceed the lesser of (a) 10% of policyholders’ surplus, as shown by the most recent statutory financial statement on file with the New York Superintendent of Insurance (“New York Superintendent”) or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the New York Superintendent approves a greater dividend based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings. Moreover, a New York-domiciled insurer may not declare or distribute any dividends except out of earned surplus. Currently, XLCA has negative earned surplus and is unable to declare or distribute dividends. In connection with our IPO, XLCA and XLFA each passed resolutions that provided that, until the second anniversary of the IPO, each will not declare or grant dividends on its common stock, other than to fund certain parent holding company operating expenses and debt service requirements and, to fund dividends on our preferred stock and “nominal” dividends on our common stock. Subsequently, XLFA passed a superseding resolution for purposes of capital reallocation between the operating entities permitting the payment of a dividend in the amount of $130 million, the proceeds of which were ultimately contributed to the capital of XLCA.

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

Investments. XLCA is subject to laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain asset categories, such as below investment grade debt securities, equity real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by XLCA complied with such regulations as of December 31, 2007. In addition, any investment must be authorized or approved by the insurance company’s board of directors or a committee thereof that is responsible for supervising or making such investment.

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

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the United States governing “credit for reinsurance” which are imposed on their ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the ceding company’s state of domicile is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves ceded to the reinsurer. The great majority of states, however, permit a credit on the statutory financial statement of a ceding insurer for reinsurance obtained from a non-licensed or non-accredited reinsurer (typically foreign reinsurers) to the extent that the reinsurer secures its reinsurance obligations to the ceding insurer by providing a letter of credit, trust fund or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances, and others impose additional requirements that make it difficult to become accredited.

Highly Regulated Industry. We are highly regulated and our business activities are subject to the review of regulators with broad power and authority. Under certain circumstances, a regulator could rehabilitate or liquidate our insurance subsidiaries, suspend our insurance subsidiaries’ licenses, restrict our insurance subsidiaries’ license authority, limit our dividend paying ability or limit the premiums our insurance subsidiaries can write. For example, under the New York Insurance Law, the Superintendent may apply for an order directing him to rehabilitate or liquidate a domestic insurance company under certain circumstances, including upon the insolvency of the company, if the company has willfully violated its charter or New York law or if the company is found, after examination, to be in such condition that further transaction of business would be hazardous to its policyholders, creditors or the public. The Superintendent may also suspend an insurer’s license, restrict its license authority, limit our dividend paying ability or limit the amount of premiums written in New York if, after a hearing, he determines that the insurer’s surplus to policyholders is not adequate in relation to its outstanding liabilities or financial needs. If the Superintendent were to take any such action, it would have a material adverse impact on our business, results of operations and financial condition.

New York Financial Guaranty Insurance Rules. In light of the difficulties facing some financial guarantee insurers, in January 2008, the New York Superintendent announced that, as part of a three-point plan, the New York Insurance Department was drafting new regulations that would redefine the future activities of financial guarantee insurers. Further, certain public officials have indicated that they may exercise their administrative authority to separate capital and insurance policies insuring municipal debt from capital and insurance policies for all other types of insured obligations. We cannot predict what the outcome of these new regulations or actions will be.

Bermuda

Bermuda Insurance Regulation—The Insurance Act 1978 and Related Regulations. Bermuda’s Insurance Act 1978, as amended, and related regulations (the “Insurance Act”) regulate the insurance business of XLFA, and provide that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (“BMA”). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. It is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose at any time.

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

The BMA utilizes a risk based approach when it comes to licensing and supervising insurance companies in Bermuda. As part of the BMA’s risk based system, an assessment of the inherent risks within each particular class of insurer is utilized in the first instance to determine the limitations and specific requirements which may be imposed. Thereafter the BMA keeps its analysis of relative risk within individual insurers under review on an ongoing basis, including through the scrutiny of regular audited statutory financial statements, and, as appropriate, meeting with senior management during onsite visits. The initial meetings with senior management and any proposed onsite visit will primarily focus upon companies that are licensed as Class 3 and Class 4 insurers. The BMA has also recently adopted guidance notes, or the Guidance Notes, and statements of principles, or the Principles, in order to ensure those operating in Bermuda have a good understanding of the nature of the requirements of, and the BMA’s approach in implementing, the Insurance Act. The BMA also intends to implement a code of conduct, or the Code of Conduct, in furtherance of the forgoing.

Classification of Insurers. The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation and Class 3 insurers subject to the next strictest regulation. As XLFA has been incorporated to conduct financial guarantee insurance and reinsurance, it has been registered as a Class 3 insurer in Bermuda and is regulated as such under the Insurance Act.

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

Bermuda Companies Act. Under the Companies Act, a Bermuda company may not declare and pay a dividend or make a distribution out of contributed surplus, defined under the Companies Act, if there are reasonable grounds for believing that such company is, and after the payment will be, unable to pay its liabilities as they become due or that the realizable value of such company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. The Companies Act also regulates and restricts the reduction and return of capital and paid-in share premium, including repurchase and redemption of shares. In connection with our IPO, XLFA passed a resolution that provided that, until the second anniversary of the IPO, each will not declare or grant dividends on its common stock, other than to fund certain parent holding company operating expenses and debt service requirements and, to fund dividends on our preferred stock and “nominal” dividends on our common stock. Subsequently, XLFA passed a superseding resolution for purposes of capital reallocation between the operating entities permitting the payment of a dividend in the amount of $130 million, the proceeds of which were ultimately contributed to the capital of XLCA on December 31, 2007.

During the recent months, XLFA has been meeting with the BMA on a regular basis to provide updates in connection with the implementation of our strategic plan. It has been XLFA’s practice and remains our intention to continue to consult with the BMA prior to declaring any dividend or distribution of surplus or entering into any new intercompany loan or agreement. There can be no assurance that the BMA will not object to or seek to block any such action in the future.

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

XLFA is not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation. Bermuda companies pay, as applicable, annual government fees, business fees, payroll tax and other taxes and duties. See “Risk Factors—Risks Related to Taxation.”

Special considerations apply to our Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is granted or extended only if an employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate is available who meets the minimum standards for the relevant position. The Bermuda government has announced a policy that places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed key employees. Currently, all of our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government. However, as of March 13, 2008, the chief underwriting officer’s permit, which expired on February 4, 2008, has been applied for but has not yet been renewed.

Bermuda Guidance Notes. The BMA has issued Guidance Notes on the application of the Insurance Act in respect of the duties, requirements and standards to be complied with by persons registered under the Insurance Act or otherwise regulated under it and the procedures and sound principles to be observed by such persons and by auditors, principal representatives and loss reserve specialists. In March 2005, the BMA issued the Guidance Notes through its web site at www.bma.bm, which provides guidance on, among other things, the roles of the principal representative, approved auditor, and approved actuary and corporate governance for Bermuda insurers. The BMA has stated that the Guidance Notes should be understood as reflecting the minimum standard that the BMA expects insurers such as XLFA and other relevant parties to observe at all times.

Bermuda Statement of Principles. In June 2007, the BMA pursuant to section 2A of the Insurance Act introduced the Principles. The Principles relate to the BMA’s decisions on whether to register an entity, to cancel the registration of a registered entity, to impose conditions upon a registration, or to give certain directions to a registered entity. These Principles are of general application and seek to take account of the wide diversity of registered entities that may be licensed under the Insurance Act, as well as relevant institutional and market developments.

Code of Conduct. The BMA proposes to implement a Code of Conduct which will address the standards, duties and requirements that a registered person’s (which includes an insurer) internal policies and procedures must provide for in relation to matters such as corporate governance, risk assessment, risk and investment management, insurance activities and market conduct. The BMA shall take into account whether a relevant insurer such as XLFA complies with the Code of Conduct and as such is indeed conducting its business in a prudent manner as required pursuant to paragraph 4 of the Schedule to the Insurance Act. The BMA has published its proposed approach to the implementation of the Code of Conduct for registered persons on its website at www.bma.bm.

Controller Notification. Each shareholder or prospective shareholder will be responsible for notifying the BMA in writing within 45 days of his becoming a controller, directly or indirectly, of 10%, 20%, 33% or 50% of SCA and ultimately XLFA. The BMA may serve a notice of objection on any controller of XLFA if it appears to the BMA that the person is no longer fit and proper to be such a controller. XLFA will be responsible for giving written notice to the BMA of the fact that any person has become or ceases to be 10%, 20%, 33% or 50% controller of XLFA. The Notice has to be given within 45 days of XLFA becoming aware of the relevant facts.

United Kingdom

General. The regulation of the financial services industry in the United Kingdom is consolidated under the Financial Services Authority (“FSA UK”). In addition, the regulatory regime in the United Kingdom must comply with certain European Union (“EU”) directives binding on all EU member states.

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

The insurance business in the United Kingdom falls into two main categories: long-term insurance (which is primarily investment-related) and general insurance. It is not possible for an insurance company to be authorized in both long-term and general insurance business. These two categories are both divided into “classes” (for example: permanent health and pension fund management are two classes of long-term insurance; damage to property and motor vehicle liability are two classes of general insurance). Under the Financial Services and Markets Act 2000 (“FSMA”) effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the U.K., constitutes a “regulated activity” requiring authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.

XLCA-UK has obtained authorization from the FSA to effect and carry out certain classes of non-life insurance, specifically: classes 14 (credit), 15 (suretyship) and 16 (miscellaneous financial loss). This scope of permission is sufficient to enable XLCA-UK to effect and carry out financial guarantee insurance and reinsurance.

XLCA-UK insurance business is subject to close supervision by the FSA UK. The FSA UK imposes requirements for senior management arrangements, systems and controls of insurance and reinsurance companies under its jurisdiction and places significant emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the United Kingdom. In recent years, the FSA UK has increased the scope of its regulation to include the regulation of the sale of general insurance, insurance mediation, capital adequacy and proposals aimed at ensuring adequate diversification of an insurer’s or reinsurer’s exposures to any credit risks of its reinsurers. Future changes in the scope of the FSA UK’s regulation may have an adverse impact on the potential business operations of XLCA-UK.

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

The FSA Handbook, particularly the Prudential Sourcebook for Insurers, provides regulations requiring authorized insurers to maintain adequate financial resources. The adequacy of an insurer’s capital resources needs to be assessed both by the insurer and by FSA UK and FSA UK sets minimum capital resource requirements for authorized insurers. FSA UK also assesses whether such minimum capital resource requirements are appropriate by reviewing the insurers’ own assessment of its capital needs and the processes and systems by which that assessment has been made by the insurer. The FSA UK’s risk-based approach requires insurers to identify and assess risks to its being able to meet its liabilities as they fall due, to assess how it intends to deal with those risks and to quantify the financial resources it considers necessary to mitigate those risks. The Rules require an insurer to carry out stress tests and scenario analysis for each of the major sources of risk identified, including credit risk, market risk, liquidity risk and operational risk.

FSA UK has implemented the EU Insurance Group’s Directive and introduced specific requirements for the capital and reporting provisions for related undertakings of insurance groups. Given the current structure of the group of which XLCA-UK is a member, these regulatory obligations do not apply to XLCA-UK’s parent, because it is incorporated in New York. The capital required to be deployed by XLCA-UK will be formulated in accordance with FSA-UK’s Rules as to individual capital adequacy and in assessing the adequacy of an insurer’s capital resources the FSA will consider the individual capital adequacy report submitted by the insurer together with FSA-UK’s own assessment of the adequacy of insurers capital resources in determining the final amount of regulatory capital required by an insurer. In making capital adequacy determinations, FSA-UK will take into account matters such as whether the solvency of the authorized insurer is or may be jeopardized due to a group solvency position.

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

“Passporting.” EU directives allow XLCA-UK to conduct business in EU states other than the United Kingdom in compliance with the scope of permission granted these companies by FSA UK without the necessity of additional licensing or authorization in other EU jurisdictions. This ability to operate in other jurisdictions of the EU on the basis of home state authorization and supervision is sometimes referred to as “passporting.” Insurers may operate outside their home member state either on a “services” basis or on an “establishment” basis. Operating on a “services” basis means that a company conducts permitted businesses in the host state without having a physical presence there, while operating on an establishment basis means that a company has a branch or physical presence in the host state. In both cases, a company remains subject to regulation by its home regulator, and not by local regulatory authorities, although such company nonetheless may have to comply with certain local rules. In addition to EU member states, Norway, Iceland and Liechtenstein (members of the broader European Economic Area) are jurisdictions in which this passporting framework applies. XLCA-UK is permitted to operate on a passport basis throughout the EU.

Fees and Levies. XLCA-UK is subject to FSA UK fees and levies based on XLCA-UK’s gross premiums written. The FSA UK also requires authorized insurers to participate in an investors’ protection fund, known as the Financial Services Compensation Scheme (“FSCS”). The FSCS was established to compensate consumers of financial services, including the buyers of insurance, against failures in the financial services industry. Individual policyholders and small businesses may be compensated by the FSCS when an authorized insurer is unable, or likely to be unable, to satisfy policyholder claims. XLCA-UK has not and does not expect to write any insurance business that is protected by the FSCS.

Employees

As of December 31, 2007, we had approximately 170 employees. None of our employees are subject to a collective bargaining agreement.

Available Information

We file annual and quarterly reports and other information with the United States Securities and Exchange Commission (the “SEC”). You may read and copy any documents that we file at the SEC’s public reference room at 100 F Street, NE., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. In addition, the SEC maintains an Internet website (www.sec.gov) that contains reports and other information about issuers that file electronically with the SEC, including SCA. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) indirectly through our Internet website (www.scafg.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully when evaluating the Company and its business. The Company’s business, financial condition and results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition and results of operations.

Risks Related to Our Company

We are operating in an adverse business environment and have experienced higher than expected losses in our operating segments resulting from our exposure to the RMBS market and CDOs, including ABS CDOs and CDO squared, that have had, and are expected to continue to have, material adverse effects on our business, results of operations and financial condition.

Adverse developments in the credit markets in the second half of 2007 that rapidly accelerated in the fourth quarter have resulted in a significant deterioration and dislocation in those markets. This dislocation has resulted from many factors, including a broad deterioration in the quality of credit, increasing credit spreads across most bond sectors and significantly higher rates of delinquency, foreclosure and loss on residential mortgage loans. We are materially impacted by these adverse developments and, partially as a result of these developments, have experienced higher than expected losses resulting from our exposure to RMBS and ABS CDOs. These factors, coupled with other adverse developments, such as the actions of the ratings agencies, which actions include the downgrade of our ratings and the ratings of certain of our competitors, and changes in the competitive and regulatory landscape of our industry and the structured credit markets generally, have created an adverse environment for our business and have had, and are expected to continue to have, material adverse effects on our business, results of operation and financial condition. As a result of these factors:

•

We have suspended writing substantially all new business pending the implementation of our strategic plan. See “—We have suspended writing substantially all new business pending the implementation of our strategic plan.”

•

We have been downgraded by the rating agencies and are on review for possible further downgrades in the future. See “—Downgrades to our IFS ratings have had, and any potential future or further downgrades of our IFS or financial enhancements ratings will continue to have, material adverse effects on our business and, consequently, our results of operations and financial condition.”

•

We are materially exposed to risks associated with the deterioration in the credit markets, including risk associated with RMBS and ABS CDOs, and we have established significant case reserves related to our insured portfolio. See “—Adverse developments in the credit and mortgage markets in the second half of 2007 that rapidly accelerated in the fourth quarter and the negative impact those adverse developments have had, and may continue to have, on our insured portfolio has resulted in material adverse effects to our business, results of operations and financial condition.” See “—Credit risk modeling contains uncertainty over ultimate outcomes which makes it difficult to estimate our potential paid claims and loss reserves.”

•

We have experienced material reductions in our capital position under current ratings agency models and these models continue to evolve, which could further weaken our ratings. See “—Our capital position has been determined by the rating agencies to be insufficient to maintain our historic triple-A ratings. We require additional capital, which may not be available or may be available only on unfavorable terms. If we are unable to obtain such capital and regain our historic ratings we will not be able to operate our business in its historic form.”

•

Downgrades to our ratings have triggered, and further downgrades will trigger, provisions in our business arrangements, including our insured business, reinsurance arrangements and financing facilities, that are materially adverse to our business. See “—Ratings downgrades have triggered and further downgrades may trigger additional provisions in our business arrangements and agreements to which we are party or subject in a manner adverse to our business.”

•

We face significant risks associated with our business counterparties, including parties with whom we have entered into reinsurance arrangements. See “—A downgrade of the IFS or financial enhancement ratings of any of our reinsurers or a change in the treatment by the rating agencies of the reinsurance provided to us by subsidiaries of XL Capital adversely affects the value of the reinsurance that any such reinsurer provides to us and, therefore, could adversely affect our capital requirements.”

•

We face the risk that our regulators could decide to rehabilitate our insurance and reinsurance subsidiaries or take other actions against or with respect to them or us. See “—We are highly regulated and a regulator could rehabilitate or liquidate us, suspend our license, restrict our license authority, limit our dividend paying ability, limit the premiums we can write or take certain other actions.”

Downgrades to our IFS ratings have had, and any potential future or further downgrades of our IFS or financial enhancements ratings will continue to have, material adverse effects on our business and, consequently, our results of operations and financial condition.

Each of Fitch, S&P and Moody’s have downgraded our ratings and placed our ratings on negative watch or similar for possible downgrade:

•

On January 23, 2008, Fitch downgraded the IFS rating of XLCA, XLCA-UK and XLFA to “A” (Rating Watch Negative) from “AAA.” Fitch has announced that, based on its model, SCA has a capital shortfall of more than $2 billion at the “AAA” rating threshold.

•

On February 25, 2008, S&P downgraded the IFS, financial enhancement and issuer credit ratings of XLCA, XLCA-UK and XLFA to “A–” from “AAA” and each remains on CreditWatch with negative implications. S&P also announced that under its updated theoretic bond insurance stress case scenario, XLCA’s and XLFA’s total after-tax net loss on their guarantees of RMBS and CDOs are estimated by it to be approximately $2.8 billion, which, we believe, would result in a capital shortfall of approximately $1.8 billion at S&P’s “AAA” ratings level.

•

On March 4, 2008, Moody’s placed the “A3” IFS ratings of XLCA, XLCA-UK and XLFA on review for possible downgrade. Previously, on February 7, 2008, among other actions, Moody’s had downgraded the IFS ratings of XLCA, XLCA-UK and XLFA to “A3” (Negative Outlook) from “Aaa.” Moody’s also noted that, under its analysis, the capitalization required to cover losses at the “Aaa” target level would exceed $6 billion compared to Moody’s estimate of SCA’s current claims paying resources of $3.6 billion.

See also “Business—Ratings.”

The ratings assigned to us by Fitch, S&P and Moody’s remain on Rating Watch Negative, CreditWatch Negative and review for possible downgrade, respectively, and are currently subject to ongoing and periodic review and may be further downgraded by one or more of these rating agencies as a result of their views regarding the financial guarantee insurance and reinsurance industry, adverse developments in our financial condition or results of operations due to underwriting or investment losses or other factors, including changes in applicable rating agency criteria, and changes to the methodologies and models the ratings agency use to rate financial guarantee insurers or reinsurers. These methodologies, models and criteria are currently under review by the rating agencies. As a result, the rating agencies could require increased amounts of capital in the future. The ratings downgrades also reflect the ratings agencies’ views with respect to our franchise, business model and strategic direction, uncertain capital markets and the impact of our business decisions on future financial flexibility, our future capital strategy and ability to raise additional capital, ultimate loss levels in our insured portfolio, and the recent challenges in the financial guarantee market overall. See “—Our capital position has been determined by the rating agencies to be insufficient to maintain our historic triple-A ratings. We require additional capital, which may not be available or may be available only on unfavorable terms. If we are unable to obtain such capital and regain our historic ratings we will not be able to operate our business in its historic form.”

The announced downgrades of our ratings have had a material adverse effect on our business. Downgrades have damaged our ability to attract new business, maintain existing business and compete with other large monoline financial guarantee companies, which are our principal competitors. In addition, downgrades trigger provisions in arrangements and agreements to which we are party or subject in a manner adverse to our interests. See “—Ratings downgrades have triggered and further downgrades may trigger additional provisions in our business arrangements and agreements to which we are a party or subject in a manner adverse to our business.” Furthermore, the ratings agencies have noted that, under their models, we have significant capital shortfalls for a triple-A rating. In order to restore our triple-A credit ratings we may be required to raise additional capital, reduce the amount or change the type of insurance that we write, increase the amount of insurance that we cede to reinsurers, or take a combination of these or other actions not currently contemplated by us. These and any other requirements imposed on us by the rating agencies are outside our control, and such requirements may oblige us to take remedial actions in a relatively short timeframe. We can give no assurance that we will successfully comply with these requirements, that these requirements will not change or that, even if we comply with the requirements of the rating agencies, one or more of such rating agencies will not restore our triple-A ratings. In addition, actions taken to comply with such requirements may adversely affect our results of operations and financial condition going forward. Downgrades to our IFS ratings have had, and any potential future downgrades or any suggested possible future downgrades of our IFS or financial enhancements ratings will continue to have, materially adverse effects on our business and, consequently, our results of operations and financial condition.

We have suspended writing substantially all new business pending the implementation of our strategic plan.

The maintenance of triple-A ratings has been fundamental to our historical business plan and business activities. The downgrades to our ratings have caused us to suspend writing substantially all new business. We cannot assure you that we will be able to resume writing new business in the near term or at all or, if we do resume writing new business, that we will not have to suspend writing new business in the future.

In addition, the suspension in writing new business pending the implementation of our strategic plan has resulted in a significant loss of current and future income and has had and may in the future have material adverse effects on our business.

There can be no assurance that our strategic plan will not evolve or change over time, will be successfully implemented or when and if it will address the requirements of the rating agencies. If we are unable to successfully execute our strategic plan, it will have a material adverse effect on our financial condition and results of operations.

Adverse developments in the credit and mortgage markets in the second half of 2007 that rapidly accelerated in the fourth quarter and the negative impact those adverse developments have had, and may continue to have, on our insured portfolio has resulted in material adverse effects to our business, results of operations and financial condition.

We are materially exposed to risks associated with the continuing deterioration in the credit and mortgage markets, which have lead to erosion in the quality of assets and also the collection of cash flows from assets within structured securities that we have guaranteed. Recently, credit spreads across most bond sectors have widened, reflecting broad concerns of credit erosion in U.S. residential mortgage loans, particularly to subprime borrowers, that are contained in the RMBS and ABS CDOs we insure or reinsure and to which we have material business exposure. Furthermore, there can be no assurance that the credit erosion occurring in certain sectors of the economy, such as residential mortgage loans and the housing market, will not worsen, spread to or negatively impact other sectors of the credit market and economy to which we have material business exposure. The extent and duration of any future continued deterioration of the credit and residential housing markets is unknown, as is the impact, if any, on potential claim payments and ultimate losses of the securities within our portfolios. See “Business—Financial Guarantee In-Force Business—U.S. Structured finance obligations.”

Subprime residential mortgage loans, prime HELOCs and second lien-backed mortgages originated in periods subsequent to the second half of 2005 are performing significantly worse than similar loans made prior to mid-2005. We have established case reserves in connection with some of our insured RMBS transactions. While we sought to underwrite RMBS and ABS CDOs with levels of subordination designed to protect us from loss in the event of poor performance on the underlying collateral, no assurance can be given that such levels of subordination or our credit enhancements will prove to be adequate to protect us from incurring additional material losses or establishing additional case reserves in view of the significantly higher rates of delinquency, foreclosure and loss currently being observed among residential homeowners, especially subprime borrowers. In addition, there can be no assurance that we would be successful, or that we would not be delayed, in enforcing the subordination provisions, credit enhancements or other contractual provisions of the RMBS, CMBS and ABS CDOs we insure in the event of litigation or the bankruptcy of other transaction parties. Many of the subordination provisions, credit enhancements and other contractual provisions of the RMBS, CMBS and ABS CDOs we insure are untested in the market and, therefore, it is uncertain how such subordination provisions, credit enhancements and other contractual provisions will be interpreted in the event of an action for enforcement.

Our capital position has been determined by the rating agencies to be insufficient to maintain our historic triple-A ratings. We require additional capital, which may not be available or may be available only on unfavorable terms. If we are unable to obtain such capital and regain our historic ratings we may not be able to operate our business in its historic form.

As a result of the recent developments discussed above, our Board of Directors retained Goldman Sachs & Co. as financial advisors to assist us in evaluating strategic alternatives, including raising new capital, structuring reinsurance solutions and negotiating the commutation or restructuring of certain of our financial guarantee obligations. We have also engaged Rothschild, Inc. to assist us with a comprehensive review of our strategic and reorganization options. We have been exploring, and continue to explore various strategic options with our advisors and potential investors and counterparties and in consultation with our regulators. See “—Business—Recent Developments—Review of Strategic Options.”

Our ongoing capital requirements depend on many factors, including our in-force book of business and regulatory and rating agency capital requirements. To the extent that our existing capital is insufficient to meet these requirements or cover losses, we may need to seek additional capital investment, either directly or otherwise, which may involve signification dilution to our existing shareholders.

Our capital position has been determined by the ratings agencies and, under the various rating agency models, there are significant shortfalls in our capital position at the triple A-level. The ratings agencies have announced that, in order for us to restore our triple-A ratings, we would have to implement a business plan that may include raising significant new capital. For example, on January 23, 2008, Fitch reaffirmed that SCA has a modeled capital shortfall of more than $2 billion at the “AAA” rating threshold. On February 7, 2008, Moody’s stated that capitalization required to cover losses at the triple A target level would exceed $6 billion. This compares to Moody’s estimate of SCA’s claims paying resources of $3.6 billion, which Moody’s considers to be more consistent with capitalization at the single-A rating level. On February 25, 2008, S&P also announced that under its updated theoretic bond insurance stress case scenario, XLCA’s and XLFA’s total after-tax net loss on their guarantees of RMBS and CDOs are estimated by it to be approximately $2.8 billion, which, we believe, would result in a capital shortfall of approximately $1.8 billion at S&P’s “AAA” ratings level. The requirements imposed on us by the rating agencies to restore our triple-A ratings are outside our control, and such requirements may oblige us to take remedial actions in a relatively short timeframe.

There can be no assurance that were we to attempt to raise new capital, any new capital will be available on favorable terms or at all, or that any new capital raise or our strategic plan, which may evolve or change over time, will be successfully implemented or when and if it will address the capital requirements of the rating agencies. In addition, a capital raise or the implementation of our strategic plan may result in significant dilution to our existing shareholders and may restrict our ability to attract new business and maintain existing business. We can give no assurance that we will successfully comply with the requirements of the rating agencies, that these requirements will not change or that, even if we comply with the requirements of the rating agencies, one or more of such rating agencies will not lower or withdraw its ratings of us. Even if we do raise the required capital, there can be no assurance that we will return to a triple-A rating due to diminished franchise value, lower market share and changing industry dynamics, among other factors. In addition, actions taken to comply with such requirements may adversely affect our results of operations and financial condition.

If we are unable to obtain capital and regain our historic ratings we will not be able to operate our business in its historic form.

Our liquidity and capital resources may be adversely impacted by any material unforeseen adverse developments in our case base reserves for losses and loss adjustment expenses.

At December 31, 2007 our total liquidity resources were $3.2 billion, of which approximately $2.0 billion was deposited in a trust by XLFA for the benefit of XLCA. Any material unforeseen adverse developments in our case basis reserves for losses and loss adjustment expenses would require XLFA to deposit additional collateral (marketable securities or cash) in this trust. To the extent we have sufficient liquid assets, any such additional deposits could negatively impact our liquidity by reducing the amount of resources available to satisfy our other obligations.

We are highly regulated and a regulator could rehabilitate or liquidate us, suspend our license, restrict our license authority, limit our dividend paying ability, limit the premiums we can write or take certain other actions.

We are highly regulated and our business activities are subject to the review of regulators with broad power and authority. Under certain circumstances, a regulator could rehabilitate or liquidate our insurance subsidiaries, suspend our insurance subsidiaries’ licenses, restrict our insurance subsidiaries’ license authority, limit our dividend paying ability or limit the premiums our insurance subsidiaries can write. For example, under the New York Insurance Law, the Superintendent may apply for an order directing him to rehabilitate or liquidate a domestic insurance company under certain circumstances, including upon the insolvency of the company, if the company has willfully violated its charter or New York law or if the company is found, after examination, to be in such condition that further transaction of business would be hazardous to its policyholders, creditors or the public. The Superintendent may also suspend an insurer’s license, restrict its license authority, limit its dividend paying ability or limit the amount of premiums written in New York if, after a hearing, he determines that the insurer’s surplus to policyholders is not adequate in relation to its outstanding liabilities or financial needs. In addition, under Bermuda’s Insurance Act, the BMA may place restrictions on the insurer’s license or direct the insurer not to take on any new insurance business, not to make or to realize certain investments, and not to declare or pay dividends, among other things, if it appears to the BMA that there is a risk of the insurer becoming insolvent. The BMA may also cancel an insurer’s registration on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act. If the Superintendent or the BMA were to take any such action, it would have a material adverse impact on our business, results of operations and financial condition.

Ratings downgrades have triggered and further downgrades may trigger additional provisions in our business arrangements and agreements to which we are party or subject in a manner adverse to our business.

Downgrades to our ratings trigger provisions in arrangements and agreements to which we are a party (or are subject to) that entitle the other party or parties to the agreement to take actions may have a material adverse effect on our business, financial condition, results of operations and liquidity.

We are party or subject to various agreements, including reinsurance treaties and agreements and investment agreements, that give the other party or parties to such agreement the right to terminate the agreement or take other action in the event our ratings are lowered below a specified level. In certain cases, we may elect to post collateral or take certain other actions in order to prevent certain agreements from being terminated. If one or more of our reinsurance treaties or agreements is terminated, we would either have to maintain larger amounts of capital or find alternative reinsurance arrangements. We cannot assure you that we would be able to raise additional capital or find alternative reinsurance arrangements on acceptable terms or at all. The ratings downgrades that have already occurred have triggered the termination rights under certain reinsurance agreements, but the other parties to these agreements have not yet exercised their termination rights. If all these agreements were terminated on a cut-off basis we would have to return U.S. statutory unearned premiums, net of ceding commissions, of approximately $138.7 million. Further ratings downgrades could trigger additional termination rights. The exercise of these termination rights by the other parties would have a material adverse effect on our business, financial condition, results of operations and liquidity.

Upon certain downgrades, some of our existing insurance products may be cancelled and, while we would no longer be obligated to insure the counterparty against loss, we would no longer be entitled to receive premiums in respect of such cancelled products. Also, under certain circumstances, we may also be required to refund premiums already paid over to us. There have been a limited number of such cancellations to date. Installment premiums earned in 2007 on products where the counterparty presently has the right to cancel such product were approximately $3.5 million. Potential future cancellations of these products or refunds of premiums related to these products may have an adverse effect on our income and, consequently, our results of operations and financial condition. In addition, upon certain downgrades we may experience a loss of control over, or a diminishment in, our rights and remedies in a particular business arrangement.

In addition, XLCA insures the obligations of XLAF, an indirect wholly owned subsidiary of XL Capital, under certain GICs. These GICs contain ratings triggers based on the rating of XLCA, substantially all of which were triggered upon XLCA’s recent downgrades by Moody’s, S&P and Fitch. XLAF may be required to repay or collateralize these GICs. As guarantor of XLAF’s obligations, XLCA may be required to repay these amounts should the assets in XLAF’s portfolio prove insufficient or should XLAF otherwise fail to perform its obligations thereunder. To date, XLCA has not had any claim with respect to these GICs nor has it been required to collateralize any of these GICs. Although XLAF is a wholly owned subsidiary of XL Capital, XL Capital is not contractually obligated to support XLAF’s obligations under the program agreements or GICs. XL Capital has, however, communicated to XLCA and publicly disclosed its intent to settle all such liabilities by the end of March 2008. Accordingly, XLCA does not expect to incur any claims under its insurance of XLAF’s GICs. The aggregate face amount of XLAF’s GICs outstanding at December 31, 2007 and 2006 which were guaranteed by XLCA was $4.0 billion and $3.9 million, respectively. As of February 29, 2008, the remaining aggregate face amount outstanding of such GICs was approximately $2.0 billion. Because of the reduction of the outstanding amounts of the GICs, we no longer earn premium on the policies covering the GICs that have been repaid. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Resources—Operating Subsidiaries’ Liquidity—XLCA.”

Primary companies reinsured by us may require us to provide collateral or letters of credit so they can receive reinsurance credit under certain U.S. state laws. In addition, under certain of our reinsurance agreements, we have the option to provide collateral or letters of credit in favor of the primary companies we reinsure in the event of a downgrade of our credit ratings or other events which would diminish the reinsurance credit provided to such primary companies by the rating agencies for our reinsurance. Although our credit ratings were downgraded, as of the date hereof, we have not received a request from any of the primary companies we reinsure to provide collateral or letters of credit and we have not made any determination whether we will provide collateral or letters of credit to such primary companies. As of December 31, 2007, we had $17.0 million of additional letter of credit capacity available.

The interest rate owed by many issuers of variable rate obligations insured by XLCA has been resetting at significantly higher levels following the rating agency downgrades of XLCA and due to market conditions generally. As a result, some issuers are experiencing pressure on their ability to make debt service payments due to these higher than anticipated costs. In the event such an issuer should default on its obligation, XLCA will be obligated to cover, under the terms of its financial guarantees, such issuers’ guaranteed payments. Some of these payments may be significant, and under the terms of certain of the contracts, the amortization periods may be shortened in certain circumstances.

Our reliance on available borrowings under our letter of credit and revolving credit facility to support XLFA’s reinsurance operations and our liquidity subjects us to a number of risks, many of which are beyond our control.

We rely on our letter of credit and revolving credit facility for both letters of credit to support XLFA’s reinsurance operations and our liquidity. The facility provides for letters of credit of up to $250 million and up to $250 million of revolving credit loans with the aggregate amount of outstanding letters of credit and revolving credit loans thereunder not to exceed $500 million. As of December 31, 2007, we had $233.0 million of letters of credit outstanding under the facility. No revolving loans have been drawn by us under the facility since its inception. We are required to meet certain financial tests under our credit facility, including that (1) at any time prior to August 1, 2008, we maintain a minimum consolidated net worth (defined as total shareholders’ equity before accumulated other comprehensive income and excluding the effect of any adjustments required under Statement of Financial Accounting Standards No. 133) of $857.4 million, (2) on or after August 1, 2008, maintain a minimum consolidated net worth (as defined above) equal to the greater of $857.4 million or an amount equal to 65% of the consolidated net worth as of the end of the then most recent fiscal year or fiscal quarter for which financial statements have been delivered and (3) maintain a maximum total funded debt-to-total capitalization ratio of 30%. At December 31, 2007, our consolidated net worth (as defined above) was $1,091.0 million and we had no debt outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Resources—Letter of Credit and Liquidity Facility.” If we do not meet these tests, the creditors under the facility may be able to exercise certain rights and remedies, we will not be able to obtain letters of credit or draw under the facility and we may be required to post cash collateral to secure our outstanding letters of credit, which could have a material adverse effect on XLFA’s ability to provide reinsurance to third parties and negatively affect our liquidity, financial condition and results of operations. The facility also requires that we deliver audited financial statements without a “going concern” or like qualification or exception and without any qualification or exception as to the scope of such audit.

If XLCA should become insolvent or subject to a regulatory proceeding, the holders of certain of the CDS contracts XLCA has insured would have the right to terminate the contracts and require XLCA to pay them the termination values, which under current market conditions would be in excess of XLCA’s resources.

While XLCA was solvent as of December 31, 2007, it would be an event of default under certain of the CDS contracts insured by XLCA, if XLCA should become insolvent or placed into rehabilitation, receivership, liquidation or other similar proceeding by a regulator. If there were an event of default under these CDS contracts insured by XLCA, as a result of XLCA’s insolvency or otherwise, while the event of default continued the holders of these CDS contracts would have the right to terminate the CDS contracts and to obtain a termination payment from the trust, guaranteed by XLCA, based on the market value of the CDS contracts at the time of termination. Under current market conditions this would result in a substantial liability to XLCA which would be in excess of its ability to pay.

A downgrade of the IFS or financial enhancement ratings of any of our reinsurers or a change in the treatment by the rating agencies of the reinsurance provided to us by subsidiaries of XL Capital adversely affects the value of the reinsurance that any such reinsurer provides to us and, therefore, could adversely affect our capital requirements.

A downgrade of the ratings of any of our reinsurers would reduce the value of the reinsurance that such reinsurer provides to us by affecting the amount of reinsurance credit that we receive for risks that we have ceded to such reinsurer in the rating agency models that are used to determine our ratings. The rating agencies give us credit for reinsurance in their capital adequacy models based on the IFS ratings of the reinsurers. The higher the credit rating of the reinsurer, the more credit we are given for the reinsurance. Consequently, a downgrade in the ratings of any of our reinsurers could affect the amount of capital the rating agencies require us to maintain. The recent credit crisis has resulted in the ratings of four of our reinsurers being placed on Negative Watch, and, as a consequence, Moody’s reduced the credit we receive for reinsurance from two of these reinsurers for ratings purposes, representing 29.2% of our ceded par exposure as of December 31, 2007. This has increased the capital being required by the rating agencies for us to achieve our target IFS ratings. We also depend upon subsidiaries of XL Capital, including XLI, for 41.3% of our retrocessions as of December 31, 2007. Because of the relationship between us and XLI, S&P uses XLI’s IFS rating to determine the amount of credit we receive for reinsurance provided to us by XLI. The rating issued to XLI and XL Reinsurance America, Inc. by Moody’s has declined to “A1” from “Aa3”, and the credit we receive for reinsurance from XLI and XL Reinsurance America, Inc. has declined from 80% to 60%. If the IFS rating of XLI further declines, or the relationship between us and XLI changes, there is a risk that S&P will change its determination as to the amount of such credit, or revoke its decision to use XLI’s financial strength rating, which would result in us receiving a reduced amount or no credit for XLI’s reinsurance. Likewise, if Moody’s further reduces the ratings of XLI or XL Reinsurance America, Inc., the credit we receive from Moody’s for reinsurance may decline.

In the event of any further downgrade, or a change in the treatment by the rating agencies of the reinsurance provided to us by XLI or other subsidiaries of XL Capital, we cannot assure you that we will be able to find other reinsurers that can provide us with the reinsurance capacity and/or credit for reinsurance currently provided to us by our existing reinsurers. Even if reinsurance is generally available, we may not be able to negotiate terms comparable to the terms of our current agreements, or that we deem appropriate or acceptable, or to obtain coverage from entities with satisfactory financial resources. Such a result, or a reduction in the amount of business that we are able to retrocede to XLI or other subsidiaries of XL Capital, could adversely affect our capital position and, in the event that we resume writing new business, put us at a competitive disadvantage with respect to larger monoline financial guarantee companies, principally by affecting our ability to underwrite larger single-name risks, including risks for certain public finance obligors, or increasing the amount of capital that the rating agencies require us to maintain in order to write such larger risks or to maintain our ratings. XLI and other subsidiaries of XL Capital may also decide at any time to reduce or eliminate the amount of reinsurance coverage it provides to us. Our reinsurance agreements with XLI and other subsidiaries of XL Capital contain termination provisions that, among other things, are based on the ratings of our operating subsidiaries. As a result of the downgrading of our ratings, XL Capital and its subsidiaries have the right to terminate their reinsurance agreements with us, generally on a run-off basis (meaning that the reinsurance coverage remains in place for existing policies ceded but no new obligations may be ceded to the reinsurer).

If the counterparties to our reinsurance arrangements default on their obligations to us, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.

We use reinsurance to mitigate our risk of loss under the insurance policies we sell. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. As noted above, the ratings of two of our reinsurers, accounting for 29.2% of our ceded par exposure as of December 31, 2007, have been put on Negative Watch and may be downgraded. We cannot assure you that our reinsurers will pay the reinsurance recoverables owed to us on a timely basis or at all. A reinsurer’s insolvency or inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have a material adverse effect on our financial condition and results of operations. Should our reinsurers be unable or unwilling to perform, in cases where we have ceded exposure that results in losses, we would bear the full liability for these losses, which may materially increase our losses.

Increased rating agency capital charges and downgrades to securities and transactions we insure may adversely affect us.

Individual obligations that we guarantee are assessed a rating agency “capital charge” based on a variety of factors including the nature of the credits, their underlying ratings and their expected and actual performance. In the event of an actual or perceived deterioration in creditworthiness, a reduction in the underlying rating or a change in the rating agency capital methodology, we may be required to hold more capital in reserve against obligations in our insured portfolio, regardless of whether losses actually occur, or against potential new business in order to prevent further downgrades of our ratings.

Fitch, Moody’s and S&P have announced the downgrade of, or other negative ratings actions with respect to, a number of RMBS and CDS contracts that we have insured. There can be no assurance that additional securities in our insured portfolio will not be reviewed and downgraded in the future. Moreover, we do not know what portion of the securities in our insured portfolio already has been reviewed by the rating agencies and if, and when, the rating agencies might review additional securities in our insured portfolio or review again securities that have already been reviewed and/or downgraded.

Downgrades of credits that we insure have resulted and will result in higher capital charges to us under the relevant rating agency model or models. If the additional amount of capital required to support such exposures is significant, we could be required to raise additional capital, if available, on terms and conditions that may not be favorable to us or our common shareholders, curtail current business writings, or pay to transfer a portion of our in-force business to generate capital for ratings purposes with the goal of maintaining or improving our ratings. There can be no assurance that our capital position will be adequate to meet such increased reserve requirements or that we will be able to secure additional capital if so needed.

Loss reserve estimates are subject to uncertainties, our loss reserves may not be adequate to cover the ultimate amount of losses and if actual losses exceed our loss reserves, our financial position and results of operations could be materially adversely affected.

Our results of operations and financial condition depend upon our ability to assess accurately and manage the potential losses associated with the risks that we guarantee and reinsure. As a result of the deterioration in residential mortgage collateral supporting RMBS and ABS CDOs that we have guaranteed, we have recorded case basis reserves as of December 31, 2007 of $1,055.3 million before reinsurance ($688.7 million net of reinsurance) based on our estimate of ultimate losses and loss adjustment expenses that we expect to incur on such guarantees and reinsurance. Further adverse development or deterioration in such collateral or other collateral supporting our in-force guaranteed and reinsured obligations could cause us to establish additional reserves for losses and loss adjustment expenses, which may have a material adverse effect on our financial condition and results of operations. In addition, estimates of losses we expect to incur and our ultimate losses thereon may vary from our actual ultimate losses due to the fact that such estimates are based on our and third parties’ judgments and estimates about events that have not yet occurred, as well as other factors including the accuracy of financial models and the state of the economy and the credit markets generally, and such variances could be material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Reserves for Losses and Loss Adjustment Expenses.”

There can be no assurance that the estimates of probable and estimable losses will be sufficient to cover our ultimate losses, and actual paid claims could significantly exceed our loss reserves. If our loss reserves are at any time determined to be inadequate, we will be required to increase our loss reserves at the time of such determination. Such an increase would cause a corresponding increase in our liabilities and a reduction in our profitability, which could have a material adverse effect on our business.

Portfolio modeling contains uncertainty over ultimate outcomes which makes it difficult to estimate our potential paid claims and loss reserves.

The securities we insure include highly complex structured transactions, the performance of which depends on a wide variety of factors outside of our control, and in such transactions we rely on sophisticated financial models, generated internally and supplemented by models generated by third parties, to estimate future credit performance of the underlying assets, and to evaluate structures, rights and our potential obligations over time. For example, the modeling of multi-sector CDOs requires analysis of both direct ABS as well as CDO collateral within the multi-sector CDOs, known as “inner securitizations,” and we do not consistently have access to all the detailed information necessary to project every component of each inner securitization. Therefore, in some cases we put greater reliance on the models and analysis of third party market participants and are not able to fully, independently and precisely verify each data point. In addition, many of these financial models include, and rely on, a number of assumptions, many of which are difficult to determine and are subject to change, and even small alterations in the underlying assumptions of the model can have a significant impact on its results. Moreover, the performance of the securities we insure depends on a wide variety of factors which are outside our control, including the liquidity and performance of the collateral underlying such securities, the correlation of assets within collateral pools, the performance or non-performance of other transaction participants (including third-party servicers) and the exercise of control or other rights held by other transaction participants.

We continually monitor portfolio and transaction data and adjust these credit risk models to reflect changes in expected and stressed outcomes over time. We use internal models for ongoing portfolio monitoring and to estimate case basis loss reserves and may supplement such models with third-party models or use third-party experts to consult with our internal modeling specialists. When using third-party models, we perform the same review and analysis of the collateral, deal structure, performance triggers and cash flow waterfalls as when using our internal models. However, modeling results from both internal and external models, whether for calculating estimates of case reserves or otherwise, can be sensitive to changes in inputs and general assumptions, including economic and credit market stability and financial health of key transaction parties. Such inputs, or specific performance metrics, have recently been volatile, making forecasting difficult and significantly altering model results. In addition, both internal and external models are subject to potential errors of estimation and to model risk and there can be no assurance that these estimates and models are accurate or comprehensive in estimating our potential future paid claims and related loss reserves.

Our insurance and reinsurance portfolio and financial guarantee products expose us to concentrations of risks, and a material adverse event or series of events with respect to one or more of these risks could result in significant losses to our business.

The breadth of our business exposes us to potential losses in a variety of our products, which may be correlated as to credit risk, market risk and sector risk. For example, we are significantly exposed to the current increase in default rates in the residential mortgage market and we are also exposed to a corporate credit risk with respect to a company’s securities that are contained in a portfolio of CDOs that we insure and could also be exposed to the same corporate credit risk if such company is also the originator or servicer of loans or other assets backing structured securities that we insure. While we track our aggregate exposure to credit problems at a single issuer or servicer, which we refer to as single name exposure, of ABS and have established underwriting criteria to manage risk aggregations, there can be no assurance that an event with respect to a single name will not cause a significant loss across a number of transactions that we have guaranteed. In addition, we have a number of individual large exposures to single obligors in our public finance portfolio, concentrations of risk in infrastructure sectors, such as water and sewer utilities and transportation, and concentrations of risk in certain geographic areas. While the risk of a complete loss on such public finance obligations, where we are required to pay the entire principal amount of an issue of bonds and interest thereon with no recovery, is generally lower than for single corporate credits as most municipal bonds are backed by tax or other revenues, there can be no assurance that a single default by a municipality or public authority would not have a material adverse effect on our results of operations or financial condition.

The size of our capital base may adversely affect our ability to grow our business and execute our business strategy.

We currently have a significantly smaller capital base than most of our direct competitors and we have established significant case reserves for our insured portfolio, which may effectively reduce our ability to compete with them. Larger competitors have several advantages over us because of their size, including being able to offer larger single risk limits, having greater economies of scale and having more diverse product lines, as well as having greater market acceptance.

Some of our direct financial guarantee products are different than traditional financial guarantee insurance, principally because these less traditional products, including CDS contracts, may require us to make payments of the full guaranteed amount earlier than, or upon the occurrence of events not covered by, traditional products. In certain of these events, we may be required to pay amounts in excess of our current resources.

Some of our financial guarantee direct exposures have been written as financial guarantees of credit derivatives rather than traditional financial guarantee insurance policies. Traditional financial guarantee insurance provides an unconditional and irrevocable guarantee that protects the holder of a municipal finance or structured finance obligation against non-payment of scheduled principal and interest when due. In contrast, credit derivatives provide protection from the occurrence of specified credit events, which usually include non-payment of principal and interest, but may also include other events that would not typically trigger a payment obligation under traditional products. Credit derivative products may, in limited circumstances, provide for settlement of an entire exposure (i.e., the “out of the money” amount on the reference obligation at that time), rather than a missed payment obligation as in traditional financial guarantee insurance, upon the occurrence of a credit event, which could require us to sell assets or otherwise generate liquidity in advance of any potential recoveries. Because of the declines in our ratings, certain holders of our financial guarantees, including guarantees of CDS contracts, may elect to exercise their rights to terminate our financial guarantees thereby decreasing future premiums due to us; in such instances, we are generally not obligated to make a termination payment. Our net earned premium on CDS contracts was $47.1 million, $23.7 million and $16.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, which represented 21.8%, 12.9% and 10.9% of total net earned premium for such years, respectively. Our notional exposure, net of reinsurance, from the issuance of CDS policies was $59.7 billion, $24.6 billion and $14.0 billion at December 31, 2007, 2006 and 2005, respectively, which represented 36.2%, 20.8% and 17.1% of our total net par outstanding at these dates.

Rules relating to certain accounting practices in the financial guarantee insurance and reinsurance industry are currently being reviewed by applicable regulatory bodies and any changes required by that review could have a material adverse effect on the reported operating results and financial condition of the industry or particular market participants, including us.

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued Proposed Statement of Financial Accounting Standards (“SFAS”), Accounting for Financial Guarantee Insurance Contracts–an interpretation of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). This proposed Statement would clarify how SFAS 60 applies to financial guarantee insurance contracts. The FASB Board concluded redeliberations of the proposed Statement on January 30, 2008 and expects to issue a final Statement sometime in 2008. This proposed Statement, among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. Under the proposed Statement, a claim liability on a financial guarantee insurance contract would be recognized when the insurance enterprise expects that a claim loss will exceed the unearned premium revenue (liability) for that contract based on expected cash flows. The discount rate used to measure the claim liability would be based on the risk-free market rate and updated each quarter. Premium revenue recognition, under the proposed Statement, will be based on applying a fixed percentage of the premium to the amount of outstanding exposure at each reporting date (referred to as the level-yield approach). In addition, in regard to financial guarantee insurance contracts where premiums are received in installments the proposed Statement requires that an insurance enterprise should recognize an asset for the premium receivable and a liability for the unearned premium revenue at inception of a financial guarantee insurance contract and, that such recognition should be based on the following:

•

the expected term of the financial guarantee insurance contract if (1) prepayments on the insured financial obligation are probable, (2) the timing and amount of prepayments can be reasonably estimated, and (3) the pool of assets underlying the insured financial obligation are subject to prepayment. Any adjustments for subsequent changes in those prepayment assumptions would be made on a prospective basis. In all other instances, contractual terms would be used; and

•	the discount rate used to measure the premium receivable (asset) and the unearned premium revenue (liability) should be the risk-free rate.

We expect that the initial effect of applying the provisions of SFAS 60 as currently proposed will be material to the Company’s financial statements. In particular, we expect that implementation of this guidance as currently proposed would cause the Company to de-recognize its reserves for unallocated losses and loss adjustment expenses and preclude it from providing such reserves in the future.

The final SFAS 60 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. In addition, beginning the first quarter after issuance of the final SFAS 60, an insurance enterprise will be required to make certain disclosures describing guarantees that are being closely monitored as a result of deterioration or other adverse developments. See Note 4 to the Consolidated Financial Statements included elsewhere herein for further information.

Our net income (loss) may be volatile because a significant portion of the credit risk we assume must be accounted for as credit derivatives under SFAS 133, as amended by SFAS 149, which requires that these instruments be marked to market quarterly.

Any event causing credit spreads on an underlying security referenced in a credit derivative in our portfolio to either widen or tighten will affect the fair value of the credit derivative and may increase the volatility of our earnings. Derivatives must be accounted for either as assets or liabilities on the balance sheet and measured at fair value pursuant to the guidance of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Although there is no cash flow effect from this “marking to market,” net changes in the fair value of the derivative are reported in our statement of operations and therefore have affected and will continue to affect our reported earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Credit Default Swaps.” If a mark-to-market changes in fair value of derivatives cause us to report a loss, it would reduce our stockholders’ equity potentially to a negative amount.

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

Net unrealized and realized losses from credit derivatives were $690.9 million, $8.4 million and $6.7 million for the years ended December 31, 2007, 2006, and 2005, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Credit Default Swaps.”

The financial statements we file with our regulators in the U.S. and Bermuda are prepared on a basis of accounting that does not report credit derivatives that we guarantee at fair value.

We face significant competition in our business and our revenues and profitability could decline as a result.

Our ability to compete with other financial guarantors and reinsurers is affected by our ratings and capital position. These and other factors, including for example, recent ratings agency actions regarding both primary insurers and reinsurers, changes in the credit markets and industry developments, make it difficult to predict the competitive environment of our industry.

Furthermore, new entrants into the financial guarantee industry, such as Berkshire Hathaway could have an adverse effect on our prospects either by further increasing competition with respect to terms or pricing or by reducing the aggregate demand for our reinsurance as a result of additional insurance capacity. Other new participants in the market with business operations and balance sheets untarnished by mortgage and CDO related exposures are expected to be formed, which could result in additional competition to us.

Demand for financial guarantee insurance will decline if investors’ confidence in financial guarantor financial strength ratings declines.

The perceived financial strength of financial guarantee insurers also affects demand for financial guarantee insurance. Recently, several other major financial guarantee insurers have had their IFS ratings placed on review for a possible downgrade or have been downgraded and have had their outlooks changed to “negative,” which may contribute to a decline in the demand for financial guarantee insurance generally. As major financial guarantee insurers, and the industry generally, have had their IFS rating downgraded, the reliability of one or more of the rating agency capital models has been questioned, investors’ confidence has deteriorated and demand for financial guarantee insurance has been significantly reduced.

We face risks associated with a potential negative perception by investors and counterparties of our financial condition. We also face risks based on our stock price and potential suspension or removal from listing on the NYSE.

The price of our common stock has fluctuated widely since our IPO and currently, in the face of the disruption in the credit markets and our recent downgrades by the rating agencies, experienced a significant decline. This fluctuation and decline has and will likely continue to impact the perception of our financial condition by our investors and counterparties and affect their willingness to invest in us or continue to enter into transactions or maintain existing business with us. For example, existing counterparties to our policies have sought to cancel their policies with us. The failure of our counterparties to do new business or maintain existing business with us could materially and adversely impact our business, which could, in turn, materially and adversely impact our results of operations and financial condition.

Under NYSE policy, securities admitted to listing may be suspended from dealings or removed from listing at any time that a company falls below certain qualitative and quantitative continued listing criteria. These criteria include, among others, various issuer market capitalization tests and the closing price of an issuer’s security, such as if the average closing price is less than $1.00 over a consecutive 30 trading-day period. If we were to no longer meet the listing criteria for listing, the NYSE could suspend dealings in our common stock or remove our common stock from listing on the NYSE. Any such suspension or removal from listing could have a material adverse effect on us, our stockholders and the value of our common shares.

A substantial majority of our third-party reinsurance business consists of reinsuring risks from FSA and our ability to expand our third-party reinsurance business may be constrained by rating agency restrictions.

For the years ended December 31, 2007, 2006 and 2005, FSA accounted for 77.7%, 69.7% and 65.7%, respectively, of our gross third-party reinsurance premiums assumed. While we provide reinsurance to insurers other than FSA, our ability to increase the amount of reinsurance that we provide to third parties other than FSA is generally restricted by rating agency constraints, which have traditionally limited such amount to approximately 5% of XLFA’s total net par outstanding as a condition to maintaining a triple-A rating. Such constraints do not apply if we are double-A or lower. Because FSA holds a preferred share investment in XLFA, the rating agencies have, to date, generally exempted FSA from the limitations on the amount of third-party reinsurance business that we may write for it. These constraints would significantly limit the amount of reinsurance business that we may write from sources other than FSA in the future. These constraints would also limit the amount of business that we obtain from FSA in the future if any of the rating agencies begin to consider FSA business to be “third-party” business. In addition, should FSA reduce or eliminate its preferred share investment in XLFA, the rating agencies may no longer exempt business ceded to XLFA by FSA from their constraints on third-party business. Similarly, we believe that XLFA’s historical status as a venture between XL Capital and FSAH, accords XLFA better standing as a potential reinsurer for FSA than it would otherwise have and FSA retains the right under its reinsurance agreements with us to terminate such agreements upon the occurrence of certain events, including if XLFA comes under the control of any other insurance company or organization. Because the reinsurance agreements that we have in place with FSA and its affiliates do not require it or them to cede business to us, we can give no assurances as to the amount and/or profitability of business that we may receive from it or them in the future.

Consequently, if FSA were to reduce or eliminate its ownership interest in XLFA, if we come under the control of any other insurance company or organization or if our ratings continue to be single-A, FSA could choose to significantly reduce the amount of reinsurance business that it conducts with XLFA or to recapture business it had previously ceded to us, which would have a material adverse effect on our business. Further, because of the decline in XLFA’s ratings, FSA under its reinsurance agreements has the right to terminate these agreement with XLFA on a cut-off basis (meaning that the reinsurance coverage is terminated in full and the reinsurer generally is required to return unearned premium) and reassume the business ceded to XLFA. If all third-party reinsurance agreements, including those with FSA, were terminated on a cut-off basis, we would have to return U.S. statutory unearned premium, net of ceding commissions, of approximately $138.7 million. While XLFA would lose the right to receive future premiums on this ceded business, it would no longer be required to hold capital against this business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

We face significant litigation risks.

We are involved in a number of legal proceedings, including class action and other litigation. In December 2007 and January 2008, three class action lawsuits were commenced against us in the United States District Court for the Southern District of New York. Two of the lawsuits were filed on behalf of all persons who purchased our common shares in the secondary public offering by XLI, as selling shareholder, on or about June 6, 2007. The third lawsuit was filed on behalf of all persons who purchased or otherwise acquired our securities from April 23, 2007 through December 10, 2007, including those who purchased shares in the secondary offering. The complaints allege various violations of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and seek unspecified damages and other relief.

We cannot predict the outcomes of these legal proceedings and other contingencies with certainty. The outcome of some of these legal proceedings and other contingencies could require us to take or refrain from taking actions which could adversely affect our business or could require us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from other matters. See “Legal Proceedings.”

Because our financial guarantee insurance and reinsurance policies are unconditional and irrevocable, we may incur losses from fraudulent conduct relating to the securities that we insure or reinsure.

Issuers of obligations that we insure or reinsure may default on those obligations because of fraudulent or other intentional misconduct on the part of such issuers, their officers, directors, employees, agents or outside advisers or, in the case of public finance obligations, public officials. Financial guarantee insurance provided by us is unconditional and does not provide for any defense to payment based on fraud or other misconduct, although such conduct may entitle us to terminate obligations under certain credit derivative agreements that we insure or to pursue actions for damages after making payment under our insurance or reinsurance policies. Despite any risk analysis conducted by us or by the financial guarantors whose policies we reinsure, it is impossible to predict which, if any, of the obligations insured or reinsured by us will result in claims against us because of fraudulent or other intentional misconduct involving the issuer or whether or to what extent we will have any remedy available to us against any party in connection with such conduct. Any such claims against us could have a material adverse effect on our financial condition and results of operations.

Legislative and regulatory changes and interpretations could harm our business.

The financial guarantee industry is subject to extensive regulation. Changes in laws and regulations affecting insurance companies, the municipal and structured securities markets, the financial guarantee insurance and reinsurance markets and the credit derivatives markets, as well as other governmental regulations, may subject us to additional legal liability or affect the demand for the products that we provide. The tax treatment of non-U.S. insurance companies and their U.S. insurance subsidiaries has been the subject of Congressional discussion and legislative proposals.

In addition, recent events have increased the regulatory attention paid to the financial guarantee industry. In January 2008, the New York Insurance Department called for developing stronger regulation for bond insurance and announced that it is drafting new regulations that would redefine the future activities of bond insurers. We cannot assure you that these changes or any other future legislative or regulatory action will not materially adversely affect our business or financial condition or our ability to successfully implement our strategic plan. In addition, there have been various legislative initiatives proposed in response to the recent dislocation in the credit markets and the adverse changes in the residential mortgage loan sector. Finally, there can be no assurance that any governmental or private sector initiatives designed to address credit deterioration in the markets will be implemented, and we are unable to predict the effect that any such initiatives could have on the credit performance over time of the actual securities that we insure.

Servicer risk could adversely impact performance of our structured finance transactions.

Structured finance obligations contain certain risks including servicer risk, which relates to problems with the transaction servicer (the entity which is responsible for collecting the cash flow from the asset pool) that could affect the servicing of the underlying assets. Structural risks primarily involve bankruptcy risks, such as whether the servicer of the assets may be required to delay the remittance of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings. Structured finance transactions are usually structured to reduce the risk to the investors from the bankruptcy or insolvency of the servicer. The ability of the servicer to properly service and collect on the underlying assets is a factor in determining future asset performance. We address these issues through our servicer due diligence and underwriting guidelines, our formal credit review and approval process and our post-closing servicing review and monitoring, however, no assurance can be given that the servicer will properly effect its duties.

Risks Related to Our Historical Ownership by XL Capital As Well As Our Continuing Relationships with XL Capital

Our historical consolidated financial information is not necessarily representative of the results we would have achieved as a stand-alone, public company and may not be a reliable indicator of our future results.

Prior to our IPO on August 4, 2006, all of the common shares of our subsidiaries were owned by XL Capital. Our consolidated financial information prior to 2007 does not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone public company during the periods presented in such financial information or those that we will achieve in the future. This is primarily a result of the following factors:

•

Our historical consolidated financial results reflect allocations of corporate expenses from XL Capital for services provided to us or on our behalf. These services included: information technology, legal, human resources, facilities, taxation, treasury, actuarial, corporate finance and other expenses. Those allocations may be different from the expenses that we would have incurred had we operated as a stand-alone company. Although as a stand-alone company our cost structure may have been different due to reduced economies of scale with respect to certain services, we believe that, had we been a stand-alone company, we would have derived other efficiencies. The result is that we do not believe the difference between the previously allocated costs and costs we would have incurred as a stand-alone company for those periods would, in the aggregate, be material; and

•

Some of the agreements pursuant to which we provide reinsurance to third-party ceding companies have change of control provisions that may be triggered if an unaffiliated entity acquires more than a specified percentage of our voting securities or if we come under control of any other insurance company or organization. If any of our clients wish to exercise their rights under any such provision, then we may be required to terminate or modify the relevant agreement or seek alternative arrangements, which could result in reduced premiums, increased costs or other disruptions to our business;

The terms of the services, leasing, reinsurance, and other arrangements we obtained from or had with XL Capital may have been more or less favorable to us than we are able to obtain in the future from an unaffiliated third-party.

Effective upon our IPO, we and XL Capital entered into a series of service agreements pursuant to which XL Capital provided us transitional services, including treasury, payroll and other financial services, human resources and employee benefit services, legal services, information systems and network services, tax and treasury services, investment management and procurement and sourcing support. Certain of these services agreements were terminated during 2007. We also entered into a transition agreement with XL Capital, which governs the relationship between us and XL Capital and reinsurance agreements with subsidiaries of XL Capital.

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

XL Capital owns approximately 46% of our outstanding common shares and will retain the ability to exert significant influence over us.

XL Capital has a significant economic and voting interest in us and, therefore, is able to exercise significant influence over us. This is primarily a result of the following factors:

•	XL Capital beneficially owns approximately 46% of our outstanding common shares; and

•

Until XL Capital’s ownership of our then-outstanding common shares is first reduced to 35% or less, XL Capital has the right, pursuant to the transition agreement, to nominate four of nine directors, or, if there are more than nine directors, such number of nominees for director as would equal one nominee less than a majority of the total number of directors constituting our full board.

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

Conflicts of interest may arise between us and XL Capital in a number of areas. The Chairman of our Board of Directors is the former Chairman of the Board of Directors of XL Capital and the current Chairman of the Board of Directors of Primus Guaranty Ltd. Until XL Capital’s ownership of our then-outstanding common shares is first reduced to 35% or less, XL Capital will have the right, pursuant to the transition agreement, to nominate such number of nominees for director as would equal one nominee less than a majority of the nominees for director. Certain of these directors may own significant numbers of XL Capital ordinary shares, and options to purchase XL Capital ordinary shares, and may participate in XL Capital pension plans. Any such ownership interests of our directors or officers in XL Capital ordinary shares and participation in XL Capital pension plans, or service as a director or officer of both our company and XL Capital, could give rise to potential conflicts of interest when a director or officer is faced with a decision that could have different implications for the two companies. These potential conflicts could arise, for example, over matters such as the desirability of an acquisition opportunity, employee retention or recruiting, capital raising activities or our dividend policy. We cannot assure you that any conflicts will be resolved in a manner that is in our best interests, if at all.

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

Certain of our reinsurance agreements with XL Capital contain ratings based triggers and other triggers that permit XL Capital to terminate these reinsurance agreements. We cannot assure you that any conflicts between us will be resolved favorably.

Risks Related to Taxation

U.S. taxation of XLFA could materially adversely affect our financial condition and results of operations.

We intend to take the position that XLFA is not subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premiums and withholding tax on specified investment income from U.S. sources), because XLFA does not engage in business in the United States through a permanent establishment in the United States. However, because the U.S. Internal Revenue Code of 1986, as amended (the “Code”), regulations promulgated under the Code, administrative rulings or pronouncements, judicial decisions and treaties provide very limited guidance (and no definitive guidance) on whether any particular set of facts will constitute being engaged in a trade or business in the United States (or give rise to a permanent establishment) it is unclear whether the U.S. Internal Revenue Service (“IRS”) could successfully challenge our position on this issue.

If XLFA were engaged in a trade or business in the United States and did not qualify for benefits under the income tax treaty between Bermuda and the United States (the “Bermuda Treaty”) XLFA would be subject to U.S. tax at regular corporate rates on its income that is effectively connected with its U.S. business plus an additional 30% “branch profits” tax on its income remaining after the regular tax that is deemed to be distributed as a dividend. If XLFA were to qualify for benefits under the Bermuda Treaty, it would be subject to U.S. tax in this manner with respect to income protected by the Bermuda Treaty only if it were engaged in a trade or business in the United States and that trade or business were conducted though a “permanent establishment” in the United States. The Bermuda Treaty clearly applies to premium income but it is unclear whether the treaty applies to other income such as investment income. If XLFA were found to be engaged in a trade or business in the United States and were entitled to the benefits of the Bermuda Treaty in general, but the Bermuda Treaty were found not to protect investment income, a portion of XLFA’s investment income could be subject to U.S. income tax.

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

Our U.K. subsidiary, XLCA-UK, conducts business in the United Kingdom and currently expects to reinsure a majority of its future business via a quota share reinsurance treaty with XLCA. While we believe that this reinsurance is written on arm’s-length terms, we cannot assure you that (1) the U.K. fiscal authority (“HMRC”) will not assert that the reinsurance is not on arm’s-length terms or (2) any such assertion by HMRC will not be successful. If such an assertion were successful, our U.K. subsidiary would be treated as having additional income that is subject to additional U.K. tax, and possibly associated interest and penalties.

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

Each United States shareholder of a non-U.S. corporation that is a controlled foreign corporation (“CFC”) for an uninterrupted period of 30 days or more during a tax year and that owns shares in the CFC on the last day of the non-U.S. corporation’s taxable year on which it is a CFC must include in its gross income for U.S. federal income tax purposes its ratable share of the CFC’s subpart F income, even if the subpart F income is not distributed. Subpart F income of a non-U.S. insurance corporation typically includes “foreign personal holding company income” (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income) attributable to the insurance of risks situated outside the CFC’s country of incorporation. In general, any U.S. person who owns, directly or indirectly through non-U.S. persons, or is considered to own under applicable constructive ownership rules of the Code, 10% or more of the total combined voting power of all classes of stock of a non-U.S. corporation will be considered to be a United States shareholder. In general, a non-U.S. insurance company (such as XLFA) will be treated as a CFC if United States shareholders collectively own (directly, indirectly or constructively) more than 25% of the total combined voting power or total value of its stock on any day during its tax year. More expansive definitions of United States shareholder and CFC apply with respect to RPII (as defined below).

Although we may be or become a CFC, we believe that, because of the dispersion of our share ownership among holders other than XL Capital and the fact that our bye-laws provide that no single holder (other than XL Capital or its consolidated subsidiaries or, in certain circumstances, up to three transferees thereof) is permitted to exercise more than 9.5% of the total combined voting power of our company, investors in our common shares should not be subject to treatment as United States shareholders of a CFC (except to the extent that special provisions governing RPII (as defined below) apply). However, because of legal and factual uncertainties, it is unclear whether the CFC rules may apply to holders of our common shares. Accordingly, U.S. persons should consider the possible application of the CFC rules.

There are U.S. income tax risks associated with the related person insurance income of our non-U.S. insurance subsidiaries.

If (i) the related person insurance income (“RPII”) of any one of our non-U.S. insurance subsidiaries were to equal or exceed 20% of that subsidiary’s gross insurance income in any taxable year and (ii) U.S. persons were treated as owning 25% or more of the subsidiary’s stock (by vote or value), a U.S. person who owns any common shares, directly or indirectly, on the last day of such taxable year on which the 25% threshold is met would be required to include in its income for U.S. federal income tax purposes that person’s ratable share of that subsidiary’s RPII for the taxable year, determined as if that RPII were distributed proportionately only to U.S. holders at that date, regardless of whether that income is distributed. The amount of RPII earned by a subsidiary (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of shares of that subsidiary or any person related to that holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by that subsidiary. Although we do not believe that the 20% threshold will be met in respect of any of our non-U.S. insurance subsidiaries, some of the factors that may affect the result in any period may be beyond our control. Consequently, we cannot assure you that we will not exceed the RPII threshold in any taxable year.

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

If we are considered to be a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, a U.S. holder who owns any of our common shares will be subject to adverse tax consequences, including a greater tax liability than might otherwise apply and an interest charge on certain taxes that are deferred by virtue of our non-U.S. status. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning our common shares, such individual’s heirs or estate would not be entitled to a step-up in the basis of such common shares, which might otherwise be available under U.S. federal income tax laws. We currently do not expect to be a PFIC for U.S. federal income tax purposes in 2007 or in the foreseeable future. However, our exemption from PFIC status is dependent, in part, on XLFA and XLCA-UK being treated as predominantly engaged in the active conduct of an insurance business. If, due to adverse changes affecting our business, XLFA and XLCA-UK are forced to suspend the writing of new business or are otherwise obligated to run off their existing books of business, the effect of such circumstances on their ability to qualify as a companies predominantly engaged in the active conduct of an insurance business is uncertain. Accordingly, we cannot assure you that we will not be a PFIC in the future or that the IRS will agree with our determination that we are not a PFIC. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying such provisions may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

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

Additionally, the U.S. federal income tax laws and interpretations, including those regarding whether a company is engaged in a trade or business (or has a permanent establishment) within the United States or is a PFIC, or whether U.S. holders would be required to include in their gross income subpart F income or the RPII of a CFC, are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to insurance companies and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

Bermuda and the Organisation for Economic Co-operation and Development are considering measures that might change the manner in which we are taxed.

The Organisation for Economic Co-operation and Development (“OECD”) has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In OECD’s report of April 18, 2002, as updated as of June 2004, Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from this commitment or whether such changes will subject us to additional taxes.

In addition, on June 27, 2005, OECD issued a discussion draft, “Attribution of Profits to a Permanent Establishment—Release of Discussion Draft of Part IV (Insurance),” subsequently revised on August 22, 2007 (the “Draft”), which constitutes the fourth and final part of the report on OECD’s project to establish a broad consensus regarding the interpretation and practical application of Article 7 of the OECD Model Tax Convention on Income and on Capital (“Article 7”). Article 7 sets forth international tax principles for attributing profits to a permanent establishment and forms the basis of an extensive network of bilateral income tax treaties between OECD member countries and between many OECD member and non-member countries. Once finalized, the conclusions of Parts I-IV of the report will be implemented through revision of the Commentary on Article 7 and/or Article 7 itself. Section C of the Draft discusses the application of the 1995 OECD Transfer Pricing Guidelines to insurance business conducted between associated enterprises and, if adopted in its current form, might change the manner in which we are taxed and could therefore impact our future after-tax profitability. We cannot predict the effect of any such changes.

We may not obtain tax benefits from our tax losses.

We have experienced and may continue to experience substantial tax losses in the conduct of our insurance businesses in the United States and the U.K. If our businesses continue to operate at a loss, we may not be able to obtain the tax benefits potentially associated with such losses because of our inability to fully offset them against positive taxable income in prior, current or future tax periods.

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

In connection with our IPO, XLCA and XLFA each passed resolutions that provided that, until the second anniversary of the IPO, each will not declare or grant dividends on its common stock, other than to fund certain parent holding company operating expenses and debt service requirements and, to fund dividends on our preferred stock and “nominal” dividends on our common stock. Subsequently, XLFA passed a superseding resolution for purposes of capital reallocation between the operating entities permitting the payment of a dividend in the amount of $130 million, the proceeds of which were ultimately contributed to the capital of XLCA.

Under New York Insurance Law, XLCA may pay a shareholder dividend only if it files notice of its intention to declare such dividend and the amount thereof with the New York Superintendent and the New York Superintendent does not disapprove such dividend. In addition, New York Insurance law contains a test governing the amount of dividends that XLCA can pay in any year and, as a result of the application of such test, XLCA cannot currently pay dividends, without notice to, and prior approval from, the New York Superintendent. We cannot assure you that XLCA will have statutory earnings to support the payment of dividends to us in an amount sufficient to fund our cash requirements and pay cash dividends or that the New York Superintendent will not disapprove, or will approve, as applicable, any dividends that XLCA may seek to pay to us.

XLFA is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on its common shares and to make other payments to us. Under the Insurance Act, XLFA is required to maintain a minimum solvency margin and minimum liquidity ratio and is prohibited from declaring or paying dividends if such payment would result in its non-compliance with these requirements. In addition, under the Companies Act 1981 of Bermuda, as amended (“Companies Act”), XLFA may not declare or pay a dividend, or make a distribution out of its contributed surplus, if there are reasonable grounds for believing that (1) it is, or would after the payment be, unable to pay its liabilities as they become due; or (2) the realizable value of its assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts (as such terms are defined in the Companies Act). Furthermore, in order to reduce its total statutory capital by 15% or more, XLFA would require the prior approval of the BMA.

It has been XLFA’s practice and remains our intention to continue to consult with the BMA prior to declaring any dividend or distribution of surplus or entering into any new intercompany loan or agreement. There can be no assurance that the BMA will not object to or seek to block any such action in the future.

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

As of December 31, 2007, we had 64,169,788 common shares outstanding (not including approximately 1,123,755 restricted common shares issued to our management), of which 30,069,049 shares, or approximately 46%, were owned by XLI, a wholly owned subsidiary of XL Capital. These shares owned by XLI are restricted securities subject to the volume limitations and other conditions of Rule 144 under the Securities Act. Furthermore, XLI and its transferees have the right to require us to register these common shares under the Securities Act for sale to the public. Following any registration of this type, the common shares to which the registration relates will be freely transferable. In addition, we have registered on Form S-8 under the Securities Act common shares under the Security Capital Assurance Ltd 2006 Long-Term Incentive and Share Award Plan. In addition, if we raise equity capital to address the requirements of the ratings agencies to maintain our ratings could result in significant dilution to our existing stockholders. We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that sales of this type could occur, could depress the market price of our common shares and may make it more difficult for you to sell your common shares at a time and price that you deem appropriate.

There are provisions in our bye-laws that, subject to certain exceptions, reduce the voting rights of common shares that are held by a person or group to the extent that such person or group holds more than 9.5% of the aggregate voting power of all common shares entitled to vote on a matter.

In general, and except as provided below, shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, if, and for so long as (and whenever), the common shares of a shareholder, including any votes conferred by “controlled shares” (as defined in our bye-laws), would otherwise represent more than 9.5% of the aggregate voting power of all common shares entitled to vote on a matter, including the election of directors, the votes conferred by such shares will be reduced by whatever amount is necessary such that, after giving effect to any such reduction (and any other reductions in voting power required by our bye-laws), the votes conferred by such shares represent 9.5% of the aggregate voting power of all common shares entitled to vote on such matter, provided that the foregoing restrictions do not apply to common shares held by XL Capital or its consolidated subsidiaries or, in certain circumstances, up to three transferees thereof. “Controlled shares” include, among other things, all shares of SCA that a person is deemed to own directly, indirectly (applying the provisions of section 958(a)(2) of the Code) or constructively (applying the provisions of section 318(a) of the Code, as modified by the rules of section 958(b)(1) through (4) of the Code), or, as a result of such person being a member of a “group” under the applicable rules promulgated by the SEC.

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

For example, our bye-laws contain the following provisions that could have such an effect:

•	election of our directors is staggered, meaning that the members of only one of three classes of our directors are elected each year;

•	shareholders may not remove directors except for cause (as defined in our bye-laws) and only by the affirmative vote of at least 66 2/3% of the votes cast at a general meeting;

•

our bye-laws recognize the right of XL Capital, pursuant to the transition agreement, to nominate four of nine directors or, if there are more than nine directors, such number of nominees for director as would equal one nominee less than a majority of the nominees for director;

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

The BMA must approve all issuances and transfers of securities of a Bermuda exempted company like us. We have received permission from the BMA to issue our common shares, and for the free transferability of our common shares as long as the shares are listed on the NYSE or other appointed exchange, to and among persons who are non-residents of Bermuda for exchange control purposes and up to 20% of the common shares to and among persons who are residents of Bermuda for exchange control purposes. Any other transfers remain subject to approval by the BMA.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We and our subsidiaries currently lease office space in Bermuda; New York, New York; Norwalk, Connecticut; San Francisco, California; London; Madrid and Singapore.

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

In the ordinary course of business, we also receive subpoenas and other information requests from regulatory agencies or other governmental authorities. Although no action has been initiated against us, it is possible that one or more regulatory agencies or other governmental authorities may pursue action against us. If such an action is brought, it could materially adversely affect our business, results of operations and financial condition.

XLCA received a grand jury subpoena dated November 15, 2006 from the New York Office of the Antitrust Division of the U.S. Department of Justice in connection with an investigation into the municipal guaranteed investment contract market and related products. Thereafter, the Antitrust Division served a superseding grand jury subpoena dated November 30, 2006 addressed to XLAF instead of XLCA. XLAF is a subsidiary of XL Capital and is not one of our subsidiaries.

In December 2007 and January 2008, three class action lawsuits, Brickman Investments, Inc. v. Security Capital Assurance Ltd et al., 2 West, Inc. v. Security Capital Assurance Ltd et al., and Clarke v. Security Capital Assurance Ltd et al., were commenced in the United States District Court for the Southern District of New York. Two of the lawsuits were filed on behalf of all persons who purchased our common shares in the secondary public offering by XLI, as selling shareholder, on or about June 6, 2007. The third lawsuit was filed on behalf of all persons who purchased or otherwise acquired our securities from April 23, 2007 through December 10, 2007, including those who purchased shares in the secondary offering. The complaints name us, our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, and XL Insurance Ltd as defendants, and they allege various violations of the Securities Act and the Exchange Act by the defendants. Two of the complaints also name the lead underwriters of the secondary offering as defendants. The complaints include claims that defendants’ public statements, including the registration statement and prospectus related to the secondary offering, contained false and misleading statements and omitted to disclose material facts necessary to make the statements contained therein not misleading.

In addition, on March 13, 2008, a class action lawsuit, Hinds County, Mississippi v. Wachovia Bank N.A. et al., was commenced, also in the United States District Court for the Southern District of New York, on behalf of all state, local and municipal government entities that purchased municipal derivatives from us or the other defendants in the period from January 1, 1992 through December 31, 2006. The complaint names thirty-six providers and brokers of municipal derivatives, including us, as defendants. The complaint alleges a conspiracy among the defendants to fix, raise, maintain or stabilize the price of, and to rig bids and allocate customers and market for, municipal derivatives.

The complaints seek unspecified damages and other relief.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In October 2007, we called a special general meeting of holders of our common shares to approve an amendment to our certificate of incorporation to change our name from Security Capital Assurance Ltd to Syncora Holdings Ltd. Due to market disruptions, the meeting was adjourned prior to any vote of the shareholders.

Executive Officers of the Company

The following table provides information regarding our executive officers and key employees as of December 31, 2007:

Name	Age	Position(s)
Paul S. Giordano	45	President and Chief Executive Officer; Director
David P. Shea	52	Executive Vice President and Chief Financial Officer
Edward B. Hubbard	48	Executive Vice President—Financial Guarantee Insurance
Michael E. Rego	47	Executive Vice President—Financial Guarantee Reinsurance
Richard P. Heberton	49	Senior Managing Director and Chief Credit Officer of XLCA
Thomas W. Currie, CFA	48	Senior Vice President and Chief Risk Officer; Chief Underwriting Officer of XLFA
T. Wynne Morriss, Jr.	46	Head of Origination, XLCA
Claude L. LeBlanc	42	Executive Vice President—Corporate Development & Strategy
Orlando Rivera	46	Head of Human Resources
Susan B. Comparato	38	Senior Vice President and General Counsel

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

Thomas W. Currie, CFA has been Senior Vice President and Chief Risk Officer of SCA since its formation. Mr. Currie also has served as Chief Underwriting Officer of XLFA since February 2002. Prior to joining XLFA, Mr. Currie was a structured finance bond analyst in the new assets group at Standard & Poor’s, a division of The McGraw-Hill Companies, Inc.

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

Claude L. LeBlanc joined SCA in November 2006 as Executive Vice President—Corporate Development and Strategy. Mr. LeBlanc previously served as Senior Vice President—Corporate Development for XL Capital Ltd from April 2002 to November 2006. Prior to joining XL Capital Ltd, Mr. LeBlanc served in a variety of senior financial and operating roles, including Chief Operating Officer for TransWorld Network International and Vice President Financial Advisory Services for PricewaterhouseCoopers where he advised on mergers and acquisitions, due diligence, financing and transaction structuring.

Orlando Rivera has been Head of Human Resources of SCA since its formation. Prior to being appointed to this role, Mr. Rivera served as Human Resources Global Generalist for XL Capital’s Financial Products & Services segment from October 2003 to August 2006. Before joining XL Capital, Mr. Rivera was head of Human Resources for Gen Re Securities’ U.S. business and has more than 20 years professional experience in human resources positions in the financial services industry.

Susan B. Comparato has been Senior Vice President and General Counsel of SCA since February 2008 and has been General Counsel and Secretary of XLCA since 2004. Prior to that time, Ms. Comparato served as Associate General Counsel of XLCA since 2001. Prior to XLCA, Ms. Comparato served as an associate director, risk finance with Barclays Capital and practiced law with Sidley Austin as an associate attorney in the securitization group.

PART II

All amounts presented in this part are in U.S. dollars except as otherwise noted.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares, $0.01 par value, are listed on the NYSE under the symbol “SCA.”

The following table sets forth the high, low and closing sales prices per share, as reported on the New York Stock Exchange Composite Tape, of the Company’s common shares per fiscal quarter commencing from the Company’s IPO on August 4, 2006.

	High	Low	Close
2006:
3rd Quarter (beginning on August 4, 2006)	$24.50	$20.50	$23.95
4th Quarter	$28.16	$22.92	$27.83
2007:
1st Quarter	$32.40	$27.02	$28.23
2nd Quarter	$34.58	$27.27	$30.87
3rd Quarter	$31.32	$16.31	$22.84
4th Quarter	$23.92	$3.41	$3.89

There were approximately 6,600 record holders of our common shares as of December 31, 2007. This figure does not represent the actual number of beneficial owners of our common shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

The declaration and payment of future dividends by us will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs, capital and surplus requirements of the Company’s operating subsidiaries and regulatory and contractual restrictions.

As a holding company, SCA’s ability to meet its cash requirements (including any dividends on its common shares, if and when declared) depends upon the receipt of dividends from its operating subsidiaries, if declared and paid, and investment income on its invested assets, offset by expenses incurred for employee compensation and other expenses incurred as a stand-alone public company. The payment of dividends from our operating subsidiaries is subject to regulatory and other restrictions.

In 2006, we paid one quarterly dividend in the amount of $0.02 per share to common shareholders. During the year ended December 31, 2007, our Board of Directors declared quarterly dividends on our common shares which were paid on March 30, 2007, June 29, 2007, September 28, 2007 and December 31, 2007, respectively, in an aggregate amount of approximately $5.1 million. Also, on July 31, 2007 our Board of Directors declared a semi-annual dividend on our Series A Perpetual Non-Cumulative Preference Shares (the “SCA Series A Preference Shares”) in the aggregate amount of $8.4 million, which was paid on October 1, 2007. At its most recent meeting on March 5, 2008, our Board of Directors did not declare either a quarterly dividend with respect to our common shares or a semi-annual dividend with respect to the SCA Series A Preference Shares. Any future dividends will be subject to the discretion and approval of the Board of Directors, applicable law and regulatory and contractual requirements. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 18 to the Consolidated Financial Statements included elsewhere herein.

Offering of Series A Perpetual Non-Cumulative Preference Shares

On April 5, 2007, we consummated the sale of $250 million of our SCA Series A Preference Shares which were underwritten by Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith

Incorporated, Wachovia Capital Markets LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities Inc., UBS Securities LLC, Banc of America Securities LLC, Calyon Securities (USA) Inc., Deutsche Bank Securities Inc., Fox-Pitt, Kelton Incorporated, HSBC Securities (USA) Inc., Keefe, Bruyette & Woods, Inc. and William Blair & Company, L.L.C. and offered for sale pursuant to Rule 144A and Regulation S under the Securities Act. Gross proceeds from the offering were $250.0 million, offering costs were $3.4 million, and net proceeds were $246.6 million. The SCA Series A Preference Shares are perpetual securities with no fixed maturity date and, if declared by the Board of SCA, will pay a fixed dividend, on a semi-annual basis during the first and third quarters of each fiscal year, at the annualized rate of 6.88% until September 30, 2017. After such date, the SCA Series A Preference Shares, if declared by the Board of SCA, will pay dividends, on a quarterly basis, at a floating rate based on three-month LIBOR plus 2.715%. Dividends on the SCA Series A Preference Shares are non-cumulative. The SCA Series A Preference Shares have a liquidation preference of $1,000 per preference share. See “—Liquidity and Capital Resources–Capital Resources.” On December 19, 2007, we completed an exchange offer for up to 250,000 Series A Preference Shares whereby 100% of the shares were exchanged for shares with the same terms and conditions that are registered under the Securities Act pursuant to a registration statement on Form S-4.

Information concerning securities authorized for issuance under equity compensation plans appears in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Common Share Performance Graphic

Set forth below is a line graph comparing the monthly dollar change in the cumulative total shareholder return from the effective date of our IPO through December 31, 2007 as compared to the cumulative total return during such period of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s 500 Financial Stock Index. This graph assumes an equal measurement point of $100 of invested value on August 2, 2006, with all dividends reinvested.

Purchases of Equity Securities by the Issuer and Affiliate Purchases

None.

ITEM 6. SELECTED FINANCIAL INFORMATION

The following table presents our selected consolidated financial and operating data. The financial data set forth below for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 are derived from our Consolidated Financial Statements. The financial data as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2007, 2006, 2005 and 2004 have been audited. The information set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and our Consolidated Financial Statements and related notes included in Item 8.

(in thousands, except per share amounts)	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of operations data:
Gross premiums written	$321,929	$353,728	$233,269	$232,541	$260,321
Reinsurance premiums assumed	56,384	55,271	52,170	44,021	59,131

Total premiums written	378,313	408,999	285,439	276,562	319,452
Ceded premiums	(72,254)	(13,067)	(40,527)	(8,123)	(67,414)

Net premiums written	306,059	395,932	244,912	268,439	252,038
Net premiums earned	215,719	183,115	151,839	116,281	103,072
Net investment income	120,710	77,724	51,160	35,746	22,754
Net realized (losses) gains on investments	(2,517)	(16,180)	(3,221)	(178)	3,621
Net realized and unrealized (losses) gains on credit derivatives	(690,917)	(8,385)	(6,681)	12,687	15,606
Fee income and other	215	2,365	750	100	3,321

Total revenues	(356,790)	238,639	193,847	164,636	148,374
Net losses and loss adjustment expenses	720,532	14,958	26,021	21,274	20,038
Acquisition costs, net	19,971	16,240	12,231	8,259	6,776
Operating expenses	98,931	78,999	67,621	58,395	51,719

Total expenses	839,434	110,197	105,873	87,928	78,533

(Loss) income before income tax and minority interest	(1,196,224)	128,442	87,974	76,708	69,841
Income tax expense (benefit)	16,389	3,133	(1,277)	1,920	(955)

(Loss) income before minority interest	(1,212,613)	125,309	89,251	74,788	70,796
Minority interest—dividends on redeemable preferred shares	3,527	7,954	8,805	15,934	9,491

Net (loss) income	(1,216,140)	117,355	80,446	58,854	61,305
Dividends on Series A perpetual non-cumulative preference shares	8,409	—	—	—	—

Net (loss) income available to shareholders	$(1,224,549)	$117,355	$80,446	$58,854	$61,305

Per Share Data(1):
(Loss) Earnings per share:
Basic	$(19.09)	$2.19	$1.74	$1.28	$1.33
Diluted	$(19.09)	$2.18	$1.74	$1.28	$1.33
Dividends(2)	$0.08	$0.02	$—	$—	$—

(1)	2003–2005 based on 46,127,245 shares outstanding immediately prior to the IPO. See Note 21 to our Consolidated Financial Statements located elsewhere herein for additional information.

(2)

During the year ended December 31, 2007, our Board of Directors declared quarterly dividends on our common shares which were paid on March 30, 2007, June 29, 2007, September 28, 2007, and December 31, 2007, respectively, in the aggregate amount of approximately $5.1 million. Also on July 31, 2007 our Board of Directors declared a semi-annual dividend on the SCA Series A Preference Shares aggregating $8.4 million, which was paid on October 1, 2007 to shareholders of record of the SCA Series A Preference Shares on September 28, 2007. At its most recent meeting on March 5, 2008, our Board of Directors did not declare either a quarterly dividend with respect to our common shares or a semi-annual dividend with respect to our SCA Series A Preference Shares. Any future dividends will be subject to the discretion and approval of the Board of Directors, applicable law and regulatory and contractual requirements.

(in thousands, except per share amounts)	As of December 31,
	2007	2006	2005	2004	2003
Balance sheet data:
Investments, cash and cash equivalents	$2,680,125	$2,160,911	$1,419,054	$1,228,452	$935,703
Prepaid reinsurance premiums	101,122	59,983	69,873	57,454	108,475
Deferred acquisition costs	108,117	93,809	59,592	44,599	17,739
Reinsurance balances recoverable on unpaid losses	450,733	88,616	69,217	60,914	11,400
Total assets	3,604,095	2,496,814	1,684,315	1,472,193	1,137,631
Unpaid losses and loss adjustment expenses	1,253,088	178,517	147,368	115,734	47,195
Deferred premium revenue	927,385	795,906	592,585	487,093	385,956
Total liabilities	3,138,032	1,076,278	765,983	618,774	469,213
Accumulated other comprehensive income (loss)	17,801	(19,705)	(20,307)	(241)	2,501
Shareholders’ equity	427,063	1,366,520	867,814	804,730	621,563
Per Share Data:
Book value per common share	$2.81	$21.31	$18.81	$17.45	$13.47

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes which appear in Item 8. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward- looking statements as a result of various factors, including those discussed below and under the headings “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Overview

General

We are a Bermuda-domiciled holding company whose operating subsidiaries provide credit enhancement and protection products to the public finance and structured finance markets throughout the United States and internationally.

Since our inception, we provided credit enhancement and protection through the issuance of financial guarantee insurance policies and CDS contracts, as well as the reinsurance of financial guarantee insurance and CDS contracts written by other insurers.

Financial guarantee insurance provides an unconditional and irrevocable guarantee to the holder of a debt obligation of full and timely payment of the guaranteed principal and interest. In the event of a default under the obligation, the insurer has recourse against the issuer or any related collateral (which is more common in the case of insured asset-backed obligations or other non- municipal debt) for amounts paid under the terms of the policy. CDS contracts are derivative contracts that offer credit protection relating to a particular security or pools of specified securities. Under the terms of a CDS contract, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a referenced security. Our financial guarantee reinsurance provides a means by which financial guarantee insurance companies can manage and mitigate risks in their in-force business and/or increase their capacity to write such business.

Adverse developments in the credit markets in the second half of 2007 that rapidly accelerated in the fourth quarter have had, and continue to have, a material adverse impact on our insured portfolio and our business, results of operations and financial condition. These adverse developments have resulted from many factors, including a broad deterioration in the quality of credit, increasing credit spreads across most bond sectors and significantly higher rates of delinquency, foreclosure and loss in residential mortgage loans. These developments have caused us to experience higher than expected losses.

Until recently, we had maintained triple-A ratings from Moody’s, Fitch and S&P and these ratings have been fundamental to our historical business plan and business activities. However, in response to the deteriorating market conditions, the rating agencies have updated their analyses and evaluations of the financial guarantee insurance industry including us and our operating subsidiaries, XLCA and XLFA. As a result, our IFS ratings have been downgraded by the rating agencies and the rating agencies have placed our IFS ratings on creditwatch/ratings watch negative or on review for further downgrade. Consequently, we have suspended writing substantially all new business pending the implementation of our strategic plan described below.

Ratings Downgrades and Other Actions

Each of Moody’s, Fitch and S&P has reassessed our historical triple-A ratings in light of recent market conditions resulting in downgrades and continued monitoring. On January 23, 2008, Fitch downgraded the IFS rating of XLCA, XLCA-UK and XLFA to “A” (Rating Watch Negative) from “AAA.” Fitch has announced that, based on its model, SCA has a capital shortfall of more than $2 billion at the “AAA” rating threshold. On February 25, 2008, S&P downgraded the IFS, credit enhancement and issuer credit ratings of XLCA, XLCA-UK and XLFA to "A–" from “AAA” and each remains on CreditWatch with negative implications. S&P stated that under its capital adequacy model, XLCA’s, XLCA-UK’s and XLFA’s margin of safety falls in the “A” category and the CreditWatch Negative designation reflects potential that our strategic plan may not be successful. S&P also announced that under its updated theoretic bond insurance stress case scenario, XLCA’s and XLFA’s total after-tax net loss on their guarantees of RMBS and CDOs are estimated by it to be approximately $2.8 billion, which, we believe, would result in a capital shortfall of approximately $1.8 billion at S&P’s “AAA” ratings level. On March 4, 2008, Moody’s placed the “A3” IFS ratings of XLCA, XLCA-UK and XLFA on review for possible downgrade. Previously, on February 7, 2008, Moody’s downgraded the IFS rating of XLCA, XLCA-UK and XLFA to “A3” (Negative Outlook) from “Aaa” at which time Moody’s noted that, under its analysis, the capitalization required to cover losses at the “Aaa” target level would exceed $6 billion compared to Moody’s estimate of SCA’s current claims paying resources of $3.6 billion. In addition to these downgrades of our IFS ratings, Moody’s, S&P and Fitch have recently downgraded our debt and other ratings.

These rating agency actions reflect Moody’s, S&P’s and Fitch’s current assessment of our creditworthiness, business franchise and claims-paying ability. This assessment reflects our exposures to the U.S. residential mortgage market, which has precipitated our weakened capitalization and business profile based on increased reserves for losses and loss adjustment expenses, realized and unrealized losses on credit derivatives and modeled capital shortfalls. The ratings downgrades also reflect the ratings agencies’ views with respect to our franchise, business model and strategic direction, uncertain capital markets and the impact of our business decisions on future financial flexibility, our future capital strategy and ability to raise additional capital, ultimate loss levels in our insured portfolio, and the recent challenges in the financial guarantee market overall.

Under the various rating agency models, there are significant shortfalls in our capital position for a triple-A rating. The ratings agencies have announced that in order to regain our triple-A ratings, we would need to address this capital shortfall. This may include raising significant new capital or generating rating agency capital and additional claims-paying resources through the run-off of existing business and generation of future earnings therefrom. It is uncertain whether addressing the capital shortfalls identified by the rating agencies will result on its own in a restoration of our triple-A ratings.

Review of Strategic Options

As a result of the recent developments discussed above, our Board of Directors retained Goldman Sachs & Co. as financial advisors to assist us in evaluating strategic alternatives, including raising new capital, structuring reinsurance solutions and negotiating the commutation or restructuring of certain of our financial guarantee obligations. We have also engaged Rothschild, Inc. to assist us with a comprehensive review of all strategic and reorganization options. We have been exploring various strategic options with our advisors and potential investors and counterparties and in consultation with our regulators to preserve and potentially enhance our capital resources, address the rating agencies’ requirements, and eventually restore our ratings to a level sufficient to permit us to recommence writing new business.

As a result of this review, we have developed a strategic plan focused on: (i) mitigating the risk of non-compliance with regulatory solvency requirements and risk limits, (ii) maintaining or enhancing our liquidity, (iii) increasing the amount of capital available to support our ratings and (iv) mitigating uncertainty in regard to adverse loss reserve development. The primary elements of our strategic plan include:

•

suspending the writing of substantially all new business; as our in-force business runs-off or matures, capital that currently supports such business and, accordingly, is not otherwise currently available to be used by us, will become available and enhance our ability to comply with regulatory risk limits and rating agency capital requirements;

•

pursuing commutation, restructuring or settlement of guarantees insured or reinsured by us, particularly with our CDO counterparties, in order to mitigate uncertainty in regard to adverse reserve development and generate available capital;

•

exploring the commutation of assumed reinsurance agreements or entering into new ceded reinsurance agreements to reduce the capital that we are required to maintain in support of our ratings by rating agencies;

•	realigning our cost structure to reflect current business conditions, including staff reductions;

•	seeking to raise new capital from third parties under more favorable market conditions than exist at the present time; and

•	continuing to investigate longer term strategic alternatives, including the restructuring of our business to facilitate the creation or raising of new capital.

There can be no assurance that our strategic plan will not evolve or change over time, will be successfully implemented or when and if it will address the requirements of the rating agencies. In addition, there can be no assurance that we will be able to recommence writing new business in the near term or at all. If we are unable to successfully execute our strategic plan, it will have a material adverse effect on our financial condition and results of operations.

On February 22, 2008 and March 6, 2008, we issued notices terminating seven CDS contracts with a certain counterparty under which we had agreed to make payments to the counterparty on the occurrence of certain credit events pertaining to particular ABS CDOs referenced in the agreements. We issued each of the termination notices on the basis of the counterparty’s repudiation of certain contractual obligations under each of the agreements. We have been advised by the counterparty that it disputes the effectiveness of the terminations. We intend to vigorously enforce the terminations. The notional amount of the credit default swaps at December 31, 2007 aggregated $3.1 billion before reinsurance ($3.0 billion after reinsurance). For the year ended December 31, 2007, we recorded a charge of $632.3 million relating to these CDS contracts, of which $215.0 million represents a net unrealized loss and is reflected in our consolidated statement of operations in the caption entitled “Net realized and unrealized losses on credit derivatives,” and $417.3 million represents the provision of case basis reserves for losses and loss adjustment expenses and is reflected in our consolidated statement of operations in the caption entitled, “Net losses and loss adjustment expenses.” At December 31, 2007, we recorded a derivative liability and reserves for losses and loss adjustment expenses associated with these credit default swap contracts of $222.8 million and $498.8 million before reinsurance ($215.0 million and $417.3 million after reinsurance), respectively.

In early 2008, we put in place additional reinsurance agreements between XLCA and XLFA, in addition to those put in place in late 2007. These agreements are intended to mitigate the adverse effects on XLCA’s statutory solvency of future loss development, as well as mitigate the adverse effects on XLCA’s equity, as determined in accordance with GAAP, from the change in fair value of XLCA’s guarantees of CDS contracts.

Organization Background, Initial Public Offering, and Ownership by XL Capital

We were formed as an indirect wholly owned Bermuda based subsidiary of XL Capital on March 17, 2006. On July 1, 2006, XL Capital contributed all its ownership interests in its financial guarantee insurance and financial guarantee reinsurance operating businesses to us. These businesses consisted of: (i) XLCA and its wholly-owned subsidiary, XLCA-UK and (ii) XLFA. XLCA was an indirect wholly owned subsidiary of XL Capital and all of XLFA was owned by XL Capital except for a preferred stock interest which is owned by FSAH, an entity which is otherwise not related to XL Capital or us. On August 4, 2006, we completed our IPO from which we received net proceeds of $341.3 million. We contributed $298.1 million of the proceeds to XLFA and $25.0 million to XLCA to support their business operations and retained $18.2 million for general corporate purposes. In addition, XL Capital sold a portion of its shares in the IPO reducing its ownership to approximately 63% economic interest in SCA, adjusted for restricted share awards to our employees and management made at the effective date of the IPO. In June 2007, XL Capital sold an additional 10,627,422 common shares of SCA further reducing its ownership to approximately 46% voting and economic interest in SCA, adjusted for restricted share awards to our employees and management outstanding as of such date. XL Capital’s voting interest in SCA is subject to limitations contained in our bye-laws if XL Capital’s voting interest exceeds a certain percentage of our shares; however, since XL Capital has reduced their holdings, this limitation is not currently in effect.

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

Over the past several quarters, credit spreads across most bond sectors have widened reflecting widely published concerns in regard to potential credit erosion in the U.S. residential mortgage and corporate credit sectors. This trend has affected, or could affect, many companies such as ours which have exposure to the securities which have been issued over the years to finance the housing industry, such as RMBS and ABS CDOs. Specifically, in the current environment, transactions within our insured RMBS and ABS CDO portfolios have been or may be downgraded, placed on watch or subject to other actions by the three rating agencies. Such ratings actions could in turn require us to maintain a material amount of additional capital to support the exposures we have guaranteed. Among other things, this could cause us to: (i) have to raise additional capital, if available, on terms, and under conditions, that may be unfavorable which among other things could increase our cost of capital, (ii) curtail the production of new business, or (iii) pay to reinsure or otherwise transfer certain of our risk exposure. See “—Overview—General—Review of Strategic Options” above.

See also “—Exposure to Residential Mortgage Market” below for additional information in regard to our exposure to residential mortgages, “—Critical Accounting Policies and Estimates—Valuation of Credit Default Swaps” for information in regard to how our GAAP earnings are affected by the change in the fair value of our credit derivatives, and “Risk Factors—Risks Related to Our Company—Adverse developments in the credit and mortgage markets in the second half of 2007 that rapidly accelerated in the fourth quarter and the negative impact those adverse developments have had, and may continue to have, on our insured portfolio has resulted in material adverse effects to our business, results of operations and financial condition.”

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

Premiums are accounted for as written when due; therefore when we enter into policies that provide for upfront premium, all of the premium on the policy is accounted for as written generally when the policy commences. The portion of the upfront premium that has been written but has not yet been earned is carried on our balance sheet as deferred premium revenue. When we enter into policies that provide for installment premium, only that installment of the premium that is then due (generally the current monthly, quarterly or semiannual installment) is accounted for as written. Future premium installments during the remainder of the life of the installment-based policy are not reflected on our financial statements. Therefore, the amount of total premiums written that we report for any period will be affected by the mix of policies that we wrote in that period on an “upfront” and, in that period and prior periods, on an “installment” basis. Generally, a financial guarantee insurance company with a growing in-force book of business should recognize an increasing amount of net earned premium from policies written in prior reporting periods, whether premiums are received on an upfront or installment basis. Future installments of premium on business written in a period are reported by financial guarantors as a component of adjusted gross premiums, a non-GAAP financial measure. See “—Other Measures Used by Management to Evaluate Operating Performance” for additional information. The amount of installment premiums actually realized by us in the future (and that would be otherwise reflected in revenue) could be reduced due to factors such as early termination of insurance contracts or accelerated prepayments of underlying obligations.

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

Unrealized gains and losses on CDS contracts and insurance policies that we account for as derivative contracts are a function of changes in the estimated fair value of those contracts. These unrealized gains and losses fluctuate primarily based on changes in credit spreads, the credit quality of the referenced securities, rates of return and various other factors. See “—Critical Accounting Policies and Estimates–Valuation of Credit Default Swaps” and Note 3 to the Consolidated Financial Statements for additional information.

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

Other Measures Used by Management to Evaluate Operating Performance

The following are certain financial measures management considers important in evaluating the Company’s operating performance:

We evaluate our periodic sales performance based on a non-GAAP measure known as adjusted gross premiums. Adjusted gross premiums for any period equals the sum of: (i) upfront premiums written in such period, (ii) current installment premiums on business written in such period and (iii) expected future installment premiums on contracts written during such period that remain in force and for which there is a binding obligation on the part of the insured to pay the future installment premiums, discounted to present value at 7%, which we refer to as the present value of future installment premiums (“PVFIP”) on business written during such period. The 7% discount rate was established when our subsidiaries first started reporting adjusted gross premiums based upon the view that 7% was the appropriate discount for these future premiums and that rate has not been changed in order to preserve comparability among periods. This measure adjusts for the fact, as described above, that upfront premiums are recorded in full as total premiums written at inception of the contract but future installment premiums are not, even though the volume of insured business we are writing is essentially the same. PVFIP is not reflected on our Consolidated Financial Statements. PVFIP can be negatively affected by prepayments and refundings, early terminations, credit losses or other factors impacting our in-force book of business.

The following is a reconciliation of total premiums written to adjusted gross premiums for the years ended December 31, 2007, 2006 and 2005. Total premiums written is the most directly comparable GAAP financial measure:

(in millions)	Years Ended December 31,
	2007	2006	2005
Total upfront premiums written	$222.9	$278.3	$163.8
Total installment premiums written	155.4	130.7	121.6

Total premiums written	378.3	409.0	285.4

Present value of estimated future installment premiums written and assumed on contracts issued in the current period, discounted at 7%	170.8	147.1	110.4

Adjusted gross premiums	$549.1	$556.1	$395.8

We also measure our performance by excluding from net income: (i) net realized gains (losses) on investments and net realized and unrealized (losses) gains on credit derivatives and (ii) earned premiums from refundings. Management believes that net income adjusted to exclude these items provides a better measure of the operating performance of its business, as such items are largely not subject to management discretion or control.

We also view our book value per common share as an additional measure of our performance. Book value per common share is calculated by dividing shareholders’ equity less the SCA Series A Preference Share equity by the number of outstanding common shares less restricted shares at any period end. Book value per common share is affected primarily by our net income and also by any changes in the net unrealized gains and losses on its investment portfolio. Book value per common share was $2.81 at December 31, 2007, as compared to $21.31 at December 31, 2006. The decrease in book value was primarily due to the provision for reserves for losses and loss adjustment expenses of $720.5 million and realized and unrealized losses on credit derivatives of $690.9 million recorded in 2007. See “—Critical Accounting Policies and Estimates—Reserves for Losses and Loss Adjustment Expenses and Valuation of Credit Default Swaps.”

Exposure to Residential Mortgage Market

We are exposed to residential mortgages directly, through our guarantees of RMBS and indirectly, through our guarantees of ABS CDOs.

As of December 31, 2007, our total net direct exposure to RMBS aggregated approximately $9.6 billion, representing approximately 5.9% of our total in-force guaranteed net par outstanding at such date. The RMBS exposure consisted of various collateral types as set forth in the chart below. The tables below also set forth our internal ratings, as well as the ratings of the rating agencies of the insured transactions at December 31, 2007. During the year ended December 31, 2007, we recorded a provision for losses and loss adjustment expenses of $216.7 million before reinsurance ($37.2 million after reinsurance) on certain guarantees supported by HELOC and closed-end second (“CES”) mortgage collateral. See “—Critical Accounting Policies and Estimates—Reserves for Losses and Loss Adjustment Expenses.”

As of December 31, 2007, we had insured 22 high grade and 3 mezzanine ABS CDO transactions, with total net par outstanding of $16.8 billion. All of our indirect exposure to residential mortgages arises from CDOs in which our guarantees are with respect to securities having the benefit of higher than the minimum amount of subordination required under rating agency criteria, in effect at the time of issue for a rating of “AAA”, based on S&P ratings. However, as a result of the actual levels of delinquencies, defaults and foreclosures on subprime mortgages substantially exceeding forecast levels, we now anticipate losses from these policies. As of December 31, 2007, our indirect subprime net exposure was approximately $5.2 billion based on the RMBS holdings within the ABS CDO collateral pools. In addition, the collateral pools of most of our ABS CDO transactions contain securities issued by other ABS CDOs (also known as CDOs of CDOs or CDOs squared). The indirect net exposure to other ABS CDOs was approximately $2.7 billion as of

December 31, 2007, and a significant portion of the underlying collateral supporting these transactions consists of subprime RMBS. During the year ended December 31, 2007, we recorded a provision for losses and loss adjustment expenses of $838.6 million before reinsurance ($651.5 million after reinsurance) on certain guarantees of ABS CDOs. See “—Critical Accounting Policies and Estimates—Reserves for Losses and Loss Adjustment Expenses.”

Set forth below is certain additional information in regard to our exposure to RMBS and CDOs.

Direct Exposure to RMBS

The following table presents the net par outstanding for our insured RMBS portfolio by type of collateral as of December 31, 2007:

(in billions, except percentages)	Net Par Outstanding	% of Total
HELOC (Prime)(1)	$3.2	33.3%
Alt-A (1st lien)(2)	3.2	33.4%
Subprime (1st lien)(3)	1.2	12.1%
Prime and Alt-A (2nd lien)(4)	1.3	13.4%
Subprime (2nd lien)(5)	0.6	6.4%
Prime (1st lien) & other(6)	0.1	1.4%

Total	$9.6	100.0%

(1)	HELOC is an adjustable rate line of credit secured by a second lien on residential properties.

(2)	An “Alt-A” loan means a loan which is ineligible for purchase by Fannie Mae or Freddie Mac.

(3)

Subprime (1st lien) mortgage loans are secured by first liens on residential properties to non-prime borrowers. The underwriting standards used to underwrite subprime mortgage loans are less stringent than the standards applied to the most creditworthy borrowers and less stringent than the standards generally acceptable to Fannie Mae and Freddie Mac with regard to the borrower’s credit standing and repayment ability.

(4)

Prime (2nd lien) mortgage loans are secured by second liens on one-to-four family residential properties. The underwriting standards used to underwrite prime mortgage loans are the standards applied to the most creditworthy borrowers and are generally acceptable to Fannie Mae and Freddie Mac. This category also includes Alt-A (2nd lien) loans.

(5)	Subprime (2nd lien) mortgage loans are secured by second liens on residential properties to non-prime borrowers. See Subprime (1st lien) for a description of the underwriting standards.

(6)

Prime (1st lien) mortgage loans are secured by first liens on one-to-four family residential properties. The underwriting standards used to underwrite prime mortgage loans are the standards applied to the most creditworthy borrowers and are generally acceptable to Fannie Mae and Freddie Mac.

The following table presents the net par outstanding for our insured RMBS portfolio by year of origination (year the guarantee was underwritten and issued) as of December 31, 2007:

(in billions)	2007	2006	2005	2004	Total
Subprime	$1.3	$—	$0.3	$0.2	$1.8
Prime/Alt-A	3.2	3.6	0.7	0.3	7.8

Total	$4.5	$3.6	$1.0	$0.5	$9.6

(in millions)
Net case basis reserves for losses and loss adjustment expenses	$18.1	$19.0	$0.1	$—	$37.2

The following tables show the current internal and rating agency ratings on all of the Company’s direct RMBS exposure by deal, grouped by collateral type. The internal ratings are based on review during the fourth quarter of 2007. Rating agencies’ ratings are current but may not have been based on recent reviews.

(in millions)
Subprime (1st lien)

Deal #	Vintage	Net Par Outstanding as of December 31, 2007	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating
1	2004	$44.2	a–	A–	A2	BBB+
2	2004	71.8	a–	A–	A3	A
3	2004	3.7	aaa	AAA	Aaa	AAA
4	2004	7.1	aaa	AAA	Aaa	AAA
5	2004	32.9	aaa	AAA	Aaa	AAA
6	2004	17.1	aaa	AAA	Aaa	NR
7	2004	25.3	aaa	AAA	Aaa	NR
8	2005	246.8	aa+	AAA	Aa1	NR
9	2005	21.3	aaa	AAA	Aaa	NR
10	2005	8.9	aaa	AAA	Aaa	NR
11	2007	552.5	bbb–	AA	Aa1	NR
12	2007	58.0	aaa	AAA	Aaa	NR
13	2007	77.2	aaa	AAA	Aaa	NR

Total:		$1,166.8

Alt-A (1st lien)

Deal #	Vintage	Net Par Outstanding as of December 31, 2007	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating
1	2005	$62.1	aaa	AAA	Aaa	NR
2	2005	41.8	aaa	AAA	Aaa	NR
3	2005	15.0	aaa	AAA	Aaa	AAA
4	2005	18.1	aaa	AAA	Aaa	NR
5	2005	145.2	aaa	AAA	Aaa	NR
6	2006	44.1	aaa	AAA	Aaa	NR
7	2006	83.2	aaa	AAA	Aaa	NR
8	2006	59.5	aaa	AAA	Aaa	NR
9	2006	93.2	aaa	AAA	Aaa	NR
10	2006	205.5	aaa	AAA	Aaa	NR
11	2006	178.6	aaa	AAA	Aaa	NR
12	2006	80.2	aaa	AAA	Aaa	NR
13	2006	100.7	aaa	AAA	Aaa	NR
14	2007	21.9	aaa	AAA	Aaa	NR
15	2007	68.1	aaa	AAA	Aaa	AAA
16	2007	69.6	aaa	AAA	Aaa	AAA
17	2007	35.1	aaa	AAA	Aaa	AAA
18	2007	89.7	aaa	AAA	Aaa	NR
19	2007	22.0	aaa	AAA	Aaa	NR
20	2007	423.0	aaa	AAA	Aaa	AAA
21	2007	233.6	aaa	AAA	Aaa	NR
22	2007	644.7	aaa	AAA	Aaa	NR
23	2007	472.1	aaa	AAA	Aaa	NR

Total:		$3,207.0

HELOC (Prime)

Deal #	Vintage	Net Par Outstanding as of December 31, 2007	Internal Credit Rating(1)(2)	S&P Rating	Moody’s Rating	Fitch Rating
1	2004	$96.6	bbb	BBB	Baa2	NR
2	2004	177.3	bbb	BBB	Baa2	NR
3	2005	431.3	BIG	BBB–	B3	NR
4	2006	98.0	BIG	A+	A2	NR
5	2006	913.0	BIG	BBB+	Ba2	NR
6	2006	670.1	BIG	BBB–	B3	NR
7	2006	333.1	BIG	BBB+	B3	NR
8	2007	99.5	BIG	BBB	A3	NR
9	2007	380.4	bbb–	BBB	Aaa	NR

Total:		$3,199.3

Prime, Subprime and Alt-A (2nd lien)

Deal #	Vintage	Net Par Outstanding as of December 31, 2007	Internal Credit Rating(1)(2)	S&P Rating	Moody’s Rating	Fitch Rating
1	2006	$715.4	bbb	BBB	Ba1	NR
2*	2007	199.1	bbb–	AA–	Aa3	NR
3*	2007	281.5	aaa	AAA	Aaa	NR
4*	2007	134.6	aaa	AAA	Aaa	NR
5**	2007	255.5	BIG	AA–	A2	NR
6**	2007	131.8	aaa	AAA	Aaa	NR
7**	2007	181.3	aa	AA+	Aa1	NR

Total:		$1,899.2

*	Subprime

**	Alt-A

Prime (1st lien) and other

Deal #	Vintage	Net Par Outstanding as of December 31, 2007	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating
1	2002	$6.6	a	A	Aa2	NR
2	2004	14.9	aaa	AAA	Aaa	AAA
3	2004	10.8	aaa	AAA	Aaa	NR
4	2004	24.9	aaa	AAA	Aaa	AAA
5	2005	7.7	a–	A–	A2	NR
6	2007	68.7	bbb	BBB	Baa2	BBB

Total:		$133.6

(1)

Our internal ratings are based on our independent credit assessment of each transaction taking into account the overall credit strengths and weaknesses, transaction structure and the trends in the asset sector. We base our analysis on information received from the trustees or from the issuer, as well as on-site visits to issuers, servicers, collateral managers and project sites. If updated modeling has been performed, modeling results are also considered. We also take into consideration the rating agencies’ rationale for their ratings, and, accordingly, our ratings are typically consistent with the rating agencies. However, variations exist as we make independent conclusions that may result in different ratings.

(2)	“BIG” indicates a rating of below investment grade.

Exposure to CDOs

The following table presents the net notional exposure for our guaranteed CDOs by rating as of December 31, 2007:

(in billions, except percentages)(1)	Net Notional Exposure	% of Total
AAA(2)	$29.2	64.2%
AA	1.0	2.2%
A	0.2	0.4%
BBB and lower	15.1	33.2%

Total	$45.5	100.0%

(1)	Ratings represent the lower of ratings by S&P or our internal rating by deal as of March 12, 2008.

(2)	Also includes exposure considered to be “super senior” where the underlying credit support exceeds the “AAA” guidelines set by S&P.

The following table presents the net notional exposure for our guaranteed CDOs by type of referenced asset as of December 31, 2007:

(in billions, except percentages and transactions)	Net Notional Exposure	% of Total	# of Transactions
ABS CDO(1)(2)(7)(8)	$16.8	36.9%	25
CLO(1)(3)	14.4	31.6%	63
Investment-grade corporate CDO(1)(4)	5.6	12.3%	22
CDO of CDO(1)(5)	1.8	4.0%	9
CMBS(1)(6)	4.5	9.9%	8
Other	2.4	5.3%	24

Total	$45.5	100.0%	151

(1)	A CDO is an investment or a security that is collateralized by, or synthetically references, a pool of debt obligations such as corporate loans, bonds and ABS (such as RMBS and CMBS).

(2)	An ABS CDO is a CDO that is collateralized by, or synthetically references, a pool of asset backed securities, though mostly RMBS.

(3)

A CLO is a CDO that is collateralized by, or synthetically references, a pool of leveraged bank loans to corporate entities generally rated below investment grade, i.e. rated below “BBB–” by S&P, “Baa3” by Moody’s and “BBB-” by Fitch.

(4)

An Investment Grade Corporate CDO is a CDO that is collateralized by, or synthetically references, a bespoke portfolio or an index of debt to corporate entities rated investment grade, i.e. rated at least “BBB–” by S&P, “Baa3” by Moody’s and “BBB–” by Fitch or higher.

(5)	A CDO of CDOs, or CDO squared, is a CDO that is collateralized by, or synthetically references, a pool of other CDO securities.

(6)	CMBS refers to commercial mortgage-backed securities.

(7)	Represents ABS CDOs with greater than 50% RMBS collateral.

(8)

Includes $16.5 billion secured primarily by “AAA”, “AA”, and “A” rated RMBS collateral at inception and $0.3 billion secured primarily by “BBB” rated RMBS collateral at inception. Ratings represent the lower of ratings by S&P or Moody’s.

The following table presents the net notional exposure and case basis reserves for losses and loss adjustment expenses for our ABS CDO portfolio(1) by year of origination (year the CDO was issued) as of December 31, 2007:

(in billions)	2007	2006	2005	2004	2003	2002	Total
High Grade(2)	$7.6	$7.1	$0.9	$0.9	$—	$—	$16.5
Mezzanine(3)	—	—	—	0.1	0.1	0.1	0.3

	$7.6	$7.1	$0.9	$1.0	$0.1	$0.1	$16.8

(in millions)
Net case basis reserves for losses and loss adjustment expenses(4)	$480.4	$164.7	$—	$—	$—	$6.4	$651.5

(1)	Represents ABS CDOs with greater than 50% RMBS collateral.

(2)	CDOs secured primarily by “AAA,” “AA,” and “A” rated RMBS collateral at inception.

(3)	CDOs secured primarily by “BBB” rated RMBS collateral at inception.

(4)	See “—Critical Accounting Policies and Estimates–Reserves for Losses and Loss Adjustment Expenses.”

The following table presents the net notional exposure for our ABS CDO portfolio by referenced asset type as of December 31, 2007:

(in billions, except percentages)	Net Notional Outstanding	% of Total
Prime & Midprime RMBS(1)	$6.5	38.7%
Subprime RMBS(2)	5.2	31.2%
CDO(3)	3.5	20.7%
CMBS(4)	1.2	7.1%
Other ABS(5)	0.4	2.3%

Total	$16.8	100.0%

(1)

Prime RMBS includes securities with a weighted average FICO score at or above 700 per third party data sources. Midprime RMBS includes securities with a weighted average FICO score below 700 but above 640 per third party data sources.

(2)	Subprime RMBS includes securities with a weighted average FICO score of 640 or below per third party data sources.

(3)	CDO includes ABS CDOs, CLOs, Commercial Real Estate/CMBS CDOs, Trust Preferred Securities CDOs, Emerging Markets CDOs and other CDOs.

(4)	CMBS refers to commercial mortgage-backed securities.

(5)	Other ABS includes credit card, student loan, small business loan and other non-mortgage securitizations.

The following table presents the net notional exposure of the referenced assets underlying our ABS CDO portfolio by rating as of December 31, 2007:

(in billions, except percentages) Ratings:(1)	Net Notional Outstanding	% of Total
AAA	$4.4	26.3%
AA	6.7	40.0%
A	2.2	13.2%
BBB & lower	3.5	20.5%

Total	$16.8	100.0%

(1)	Ratings represent the lower of ratings by S&P or Moody’s as of February 15, 2008.

The following table presents ratings information for each of our 25 guaranteed ABS CDOs:

(in millions)			Internal(1)		S&P(2)		Moody’s(2)		Fitch(2)
Deal #	Vintage	Net Notional Outstanding as of December 31, 2007	Original Rating	Current Rating	Original Rating	Current Rating	Original Rating	Current Rating	Original Rating	Current Rating
1	2004	890.0	aaa	BIG	AAA	AAA/*–	Aaa	Aaa	—	—
2	2005	299.1	aaa	aaa	AAA	AAA	—	—	—	—
3	2005	648.6	aaa	aaa	AAA	AAA	Aaa	Aaa	—	—
4	2006	1,260.6	aaa	BIG	AAA	AAA/*–	Aaa	Aaa	—	—
5	2006	890.7	aaa	BIG/bbb	AAA	AAA/*–	Aaa	Aaa	—	—
6	2006	1,107.3	aaa	BIG	AAA	AAA/*–	Aaa	Aaa	—	—
7	2006	1,058.6	aaa	BIG	AAA	AAA/*–	Aaa	Aaa	—	—
8	2006	572.7	aaa	BIG	AAA	AAA/*–	Aaa	Aaa	AAA	BBB–/*–
9	2006	947.6	aaa	BIG	AAA	AAA/*–	Aaa	Aaa	—	—
10	2006	360.7	aaa	BIG	AAA	CCC	Aaa	Aaa/*–	—	—
11	2006	893.0	aaa	BIG	A–1+/AAA	NR/AAA/*–	P-1/Aaa	P-1/*–/Aaa/*–	—	—
12	2007	420.9	aaa	BIG	AAA	AAA/*–	Aaa	B1/*–	AAA	BBB/*–
13	2007	1,119.1	aaa	BIG/bbb	AAA	AAA	Aaa	Aaa	—	—
14	2007	433.1	aaa	BIG	AAA	AAA/*–	Aaa	Aaa/*–	—	—
15	2007	601.4	aaa	BIG	AAA	AAA/*–	Aaa	Aaa	—	—
16	2007	505.3	aaa	BIG	AAA	CCC+/*–	Aaa	Aaa/*–	—	—
17	2007	1,455.0	aaa	BIG	A-1+	A-1+/*–	P-1	P-1/*–	—	—
18	2007	798.9	aaa	bbb	AAA	AAA/*–	Aaa	Aaa	—	—
19	2007	370.2	aaa	BIG	AAA	B/*–	Aaa	Aaa/*–	AAA	CCC/*–
20	2007	817.7	aaa	bbb	AAA	AAA/*–	Aaa	Aaa	—	—
21	2007	336.9	aaa	BIG	AAA	AAA/*–	Aaa	B1/*–	—	—
22	2007	769.0	aaa	aaa	AAA	AAA/*–	Aaa	Aaa	—	—
23	2002	99.8	aaa	BIG	AAA	AAA	Aaa	Aaa	—	—
24(3)	2003	85.6	aaa	aaa	AAA	AAA	Aaa	Aaa	—	—
25	2004	97.4	aaa	bbb	AAA	AAA	Aaa	Aaa	—	—

Total ABS CDOs		16,839.2

(1)	SCA internal ratings as of March 12, 2008. "BIG" indicates a rating of below investment grade.

(2)	S&P, Moody’s and Fitch ratings as of March 12, 2008. The symbol "/*–" indicates rating is on review for downgrade.

(3)	Transaction is preinsured by another monoline financial guarantee insurance company.

The following table presents our CDO squared exposure as of December 31, 2007:

(in millions, except percentages)									Collateral Composition as a % of the Deal
Deal #	Vintage	Net Notional Outstanding	Current Subordination(1)	Ratings (Moody’s/S&P)(2)	Internal Rating(3)	% CDO Collateral	% ABS Collateral	% Corp. Collateral	High Grade ABS CDO	Mezz ABS CDO	CLO	CBO	CDO of CDO	EM CDO	Trups	CRE CDO

1	2006	144.4	48.9%	—(4)	aaa	100.0%	0.0%	0.0%	7.4%	16.1%	76.5%	0.0%	0.0%	0.0%	0.0%	0.0%
2	2005	155.0	38.2%	Aaa/AAA	aaa	95.8%	4.2%	0.0%	9.6%	2.4%	68.4%	2.0%	4.7%	6.5%	0.0%	2.2%
3	2005	724.5	34.4%	Aaa/AAA	aaa	82.1%	17.9%	0.0%	3.8%	24.3%	30.8%	10.3%	2.6%	1.3%	7.7%	1.3%
4	2005	165.3	38.8%	Aaa/AAA	aaa	100.0%	0.0%	0.0%	24.5%	12.5%	39.6%	3.7%	4.8%	8.9%	6.0%	0.0%
5	2004	107.0	28.5%	Aaa/AAA	aa	100.0%	0.0%	0.0%	0.0%	4.2%	90.9%	0.0%	0.0%	4.9%	0.0%	0.0%
6	2003	248.0	23.9%	Aaa/AAA	aaa	97.7%	2.2%	0.1%	0.4%	0.6%	69.6%	27.1%	0.0%	0.0%	0.0%	0.0%
7	2002	245.0	9.3%	—(4)/AAA	aaa	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%
8	2002	23.1	62.0%	A3/AAA	aa-	100.0%	0.0%	0.0%	0.0%	12.7%	42.1%	37.0%	0.0%	8.2%	0.0%	0.0%
9	2000	8.1	69.4%	Aaa/AA/*+	aaa	100.0%	0.0%	0.0%	0.0%	0.0%	25.4%	74.6%	0.0%	0.0%	0.0%	0.0%

Total Net Par Exposure		1,820.4	31.6%	Weighted Averages		92.2%	7.8%	0.0%	5.2%	12.8%	56.7%	9.1%	1.8%	2.3%	3.6%	0.7%

(1)	Subordination is calculated based on the par value of the CDO’s assets including cash in the principal account as of December 31, 2007.

(2)	Moody’s and S&P ratings as of March 12, 2008. "/*+" indicates rating is on review for upgrade.

(3)	SCA internal ratings as of March 12, 2008.

(4)	Ratings not shown due to confidentiality provisions.

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

Critical accounting policies and estimates are defined as those that require management to make significant judgments, as well as those where results therefrom may be materially different under different assumptions and conditions. We have identified the accounting for losses and loss adjustment expenses, the valuation of CDS contracts and investments, premium revenue recognition, deferred acquisition costs, and deferred income taxes, as critical accounting policies.

An understanding of our accounting policies for these items is of critical importance to understanding our Consolidated Financial Statements. The following discussion provides more information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to our Consolidated Financial Statements.

Reserves for Losses and Loss Adjustment Expenses

Our financial guarantees insure scheduled payments of principal and interest as well as certain other credit events with respect to specified referenced obligations due on various types of financial obligations against payment default by the issuers of such obligations. We establish reserves for losses and loss adjustment expenses on such business based on our best estimate of the ultimate expected incurred losses. Our estimated ultimate expected incurred losses are comprised of: (i) case basis reserves, (ii) unallocated reserves, and (iii) cumulative paid losses to date. Establishment of such reserves requires the use and exercise of significant judgment by management, including estimates regarding the occurrence and amount of a loss on an insured obligation. Actual experience may differ from estimates and such difference may be material, due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred. Examples of these events include changes in the level of interest rates, credit deterioration of insured obligations, and changes in the value of specific assets supporting insured obligations. Both qualitative and quantitative factors are used in establishing such reserves. In determining the reserves, management considers all factors in the aggregate, and does not attribute the reserve provisions or any portion thereof to any specific factor. Any estimate of future costs is subject to the inherent limitation on our ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and loss adjustment expenses will vary, perhaps materially, from any estimate.

The following tables summarize our gross reserves (before the effect of reinsurance ceded) for losses and loss adjustment expenses by segment and by type of reserve as of December 31, 2007 and 2006. For an explanation of changes in these reserves, see “—Consolidated Results of Operations.”

	As of December 31, 2007
(in thousands)	Financial Guarantee Insurance	Financial Guarantee Reinsurance	Total
Gross case basis reserve for losses(1)	$1,129,307	$9,527	$1,138,834
Gross case basis reserve for loss adjustment expenses	2,818	—	2,818
Gross unallocated reserves	91,825	19,611	111,436

Total	$1,223,950	$29,138	$1,253,088

(1)

Amount is net of $95.1 million, representing the net present value of future installment premiums at December 31, 2007 with regard to certain of our guarantees on which case reserves are recorded at December 31, 2007.

	As of December 31, 2006
(in thousands)	Financial Guarantee Insurance	Financial Guarantee Reinsurance	Total
Gross case basis reserve for losses	$82,304	$1,568	$83,872
Gross case basis reserve for loss adjustment expenses	1,479	—	1,479
Gross unallocated reserves	76,407	16,759	93,166

Total	$160,190	$18,327	$178,517

Case basis reserves on financial guarantee insurance business written are established by us with respect to a specific policy or contract upon receipt of a claim notice or when management determines that (i) a claim is probable in the future based on specific credit events that have occurred and (ii) the amount of the ultimate loss that we will incur can be reasonably estimated. As specific case basis reserves are established we consider whether any changes are required to the assumptions underlying the calculation of unallocated reserves (which are discussed below) as a result of such activity. The amount of the case basis reserve is based on the net present value of the expected ultimate loss and loss adjustment expense payments that we expect to make, net of expected recoveries under salvage and subrogation rights. Case basis reserves are determined using cash flow or similar models to estimate the net present value of the anticipated shortfall between (i) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (ii) anticipated cash flow from the proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries. A number of quantitative and qualitative factors are considered when determining or assessing the need for a case basis reserve. These factors may include the creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured, the projected cash flow or market value of any assets that collateralize or secure the insured obligation, and the historical and projected loss rates on such assets. Other factors that may affect the actual ultimate loss include the state of the economy, changes in interest rates, rates of inflation and the salvage values of specific collateral. Case basis reserves are generally discounted at a rate reflecting the yield on our investment portfolio during the period the case basis reserve is established. We believe this yield is an appropriate rate to discount our reserves because it reflects the rate of return on the assets supporting such business. When a case basis reserve is established for a guaranteed obligation whose premium is paid on an upfront basis, we continue to record premium earnings on such policy over its remaining life, unless we have recorded a full limit loss with respect to such policy, in which case the remaining deferred premium revenue relating thereto is immediately reflected in earnings. When a case basis reserve is established for a guaranteed obligation whose premium is paid on an installment basis, those premiums, if expected to be received prospectively, are considered a form of recovery.

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

In assessing whether a loss is probable, management considers all available qualitative and quantitative evidence. Qualitative evidence may take various forms and the nature of such evidence will depend upon the type of insured obligation and the nature and sources of cash flows to fund the insured obligation’s debt service. For example, such evidence with respect to an insured special revenue obligation, such as an obligation supported by cash flows from a toll road, would consider traffic statistics such as highway volume and related demographic information, whereas an insured mortgage backed securitization would consider the quality of the mortgage loans supporting the insured obligation including delinquency, default and foreclosure rates, loan to value statistics, market valuation of the mortgaged properties and other pertinent information. In addition, management will make qualitative judgments with respect to the amount by which certain other structural protections built into the transaction are expected to limit our loss exposure. Examples of such structural protections may include: (i) rate covenants, which generally stipulate that issuers (i.e. public finance issuers) set rates for services at certain pre-determined levels (i.e. water and sewer rates which support debt obligations supported by such revenues), (ii) springing liens, which generally require the issuer to provide additional collateral upon the breach of a covenant or trigger incorporated into the terms of the transaction, (iii) consultant call-in rights, which provide, under certain circumstances, for a consultant to be engaged to make certain binding recommendations, such as raising rates or reducing expenses, (iv) the ability to transfer servicing of collateral assets to another party, and (v) other legal rights and remedies pursuant to representations and warranties made by the issuer and written into the terms of such transactions. Quantitative information may take the form of cash flow projections of the assets supporting the insured debt obligation (which may include, in addition to collateral assets supporting the obligation, structural protections subordinate to the attachment point of our risk, such as cash reserve accounts and letters of credit), as well as (to the extent applicable) other metrics indicative of the performance of such assets and the trends therein. Management’s ability to make a reasonable estimate of its expected loss depends upon its evaluation of the totality of both the available quantitative and qualitative evidence, and no one quantitative or qualitative factor is dispositive.

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

We update our estimates of losses and loss adjustment expense reserves quarterly and any resulting changes in reserves are recorded as a charge or credit to earnings in the period such estimates are changed. In connection therewith, our unallocated reserves are adjusted each period to reflect (i) revisions to management’s estimate of expected ultimate losses, if any, and (ii) the underlying par risk amortization of the related insured and reinsured in-force business (i.e., loss emergence pattern). As stated above, our estimated ultimate expected incurred losses are comprised of: (i) case basis reserves, (ii) unallocated reserves, and (iii) cumulative paid losses to date. As management establishes case basis reserves and pays claims it may, based on its judgment, reduce or increase the ultimate expected loss ratio used to determine unallocated reserves to reflect its best estimate of expected ultimate loss experience. In addition, under our accounting policy management may, based on its judgment, reduce unallocated reserves in response to significant case basis reserve and or paid loss activity. Management would only expect such reductions to occur in limited instances, such as economic events generating significant loss activity across a broad cross-section of the portfolio. Management has not viewed our case basis reserve and paid loss activity to date to warrant such a reduction of our unallocated reserves. While material case basis reserves were established in 2007, these reserves were concentrated in certain sectors of the financial guarantee portfolio and were associated with unprecedented credit-market events. As such, these events did not alter our perspective of the expected loss ratio associated with the remainder of the portfolio and the required level of unallocated reserves. In each quarterly period, there is an interplay between case basis reserves, unallocated reserves and cumulative paid losses to date, such that the aggregate thereof represents management’s best estimate of the ultimate losses it expects to incur on our in- force business. The process of establishing unallocated reserves and periodically revising such reserves to reflect the underlying par risk amortization and management’s current best estimate of ultimate losses will ultimately cause the cumulative loss experience over the life of a particular underwriting year’s business to equal the cumulative inception-to-date actual paid losses on such business.

The selection of our initial expected loss ratio (“IELR”) is based on an analysis, which we update annually, of the historic earned premium and ultimate losses of the financial guarantee industry. The analysis utilizes loss and premium data filed by the three largest companies in the financial guarantee insurance industry in Schedule P of their annual statutory financial statements. These statutory filings provide data for ten calendar years and exclude unallocated reserves. Information on unallocated reserves is obtained from Annual Reports filed with the SEC on Form 10-K and is combined with the Schedule P data to estimate ultimate loss ratios for each of the preceding ten years. The mean ten-year observed historic industry loss ratio resulting from our initial analysis in 2001 (which was conducted when we first adopted our unallocated reserve methodology) encompassing years 1991 through 2000 was 13%. Later analyses performed in 2005 (encompassing years 1995 through 2004) and 2006 (encompassing years 1996 through 2005) indicated that the average industry loss ratio was 16%. The 2007 review, using data updated through 2006, showed no material change and suggested a point estimate of about 14% for the industry. The current condition in credit markets resulted in the provision of significant case basis reserves by SCA and several competitors for CDOs and other products exposed to residential mortgages. The current credit market conditions are unprecedented, and the problems are primarily concentrated in the subprime residential mortgage market. Therefore, management believes there is currently no reason to change its view of the loss potential of the remainder of the portfolio. Our exposure to securities backed by subprime collateral represents a small percentage of our total guaranteed in-force exposure (see “—Exposure to Residential Mortgage Market”), and our surveillance and case reserving process have worked as designed to recognize such liabilities timely. Management, therefore, does not believe it would be appropriate to accrue unallocated reserves at a higher rate across the portfolio on a going-forward basis, and has not increased the current IELR.

Our initial selection of an IELR (and subsequent periodic updates thereof) is based on management’s judgment and considered: (i) the characteristics of our in-force financial guarantee insurance and reinsurance business (e.g., principally the mix of our in-force financial guarantee insurance and reinsurance business between public finance and structured finance business; however, we also considered the various bond sectors comprising our insured and reinsured in-force business which are discussed in detail in Note 13 to our Consolidated Financial Statements included elsewhere herein, as well as the credit profile of our insured and reinsured portfolio of business), (ii) our actual loss experience, (iii) the characteristics, as discussed above in relation to our in-force financial guarantee insurance and reinsurance business, of the insured in-force business of companies comprising the financial guarantee industry and (iv) the actual loss experience of companies comprising the industry from our analysis referred to above. Other factors impacting market default levels and the assumptions important to our reserving methodology are implicit in our IELR. Such factors may include interest rates, inflation, taxes, industry trends in the valuation of certain asset classes and the overall credit environment. Based on this comparison, we adjust our expected loss ratio, as we consider necessary, to ensure that such ratio continues to be appropriate for the risks inherent in our in-force business.

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

During 2004 we adjusted our initial expected loss ratio to 20% from 25%, which was utilized since the adoption of our unallocated reserve methodology in recognition of the cumulative experience of our business to that point in time, as well as the increasing percentage of our in-force business from public finance insurance. This change resulted in approximately a $15.0 million decrease in unallocated loss reserves, which decrease was substantially offset by a change in the estimated expected loss emergence pattern of our in-force business due to the availability of more detailed information as a result of the implementation in 2004 of a new automated information system. Management also considered its industry studies described above as supportive of management’s change in the initial expected loss ratio in 2004, for the reasons described above. Our updated analyses in 2005 and 2006 indicated that no change was necessary in our expected loss ratio of 20% from that in 2004. As discussed above, we have not changed the IELR in 2007 because of our view that the losses recorded by us and others in the industry are concentrated in our residential mortgage exposures which are not correlated to the rest of our in-force business. Nevertheless, management continues to review conditions in the market which could affect the performance of all exposures in our in-force business and could decide later to increase the IELR if events warrant.

Our expected loss emergence pattern is determined by underwriting year based on the par amortization schedules of the underlying insured and reinsured debt obligations comprising our in-force business. We adjust or realign the expected loss emergence pattern each quarter to reflect the underlying changes in our in-force business (for example, changes in the average life of in-force business resulting from changes in the mix of business and risk or par expiration). Analysis of the risk demographic by underwriting year demonstrates that, while the proportionate mix of municipal versus structured finance business may fluctuate from year to year, the average outstanding life parameter within each product type remains fairly stable between underwriting years. Our structured finance business has typically had an aggregate average life of 5 to 10 years and our municipal finance business has typically had an aggregate average life of 15 to 20 years. In addition, management believes that loss emergence for structured finance business tends to be front-loaded.

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

For the purposes of the following example, we assume a 15-year financial guarantee contract with a $1,000 upfront premium that is earned in proportion to the expiration of related risk, as described in “—Critical Accounting Policies and Estimates—Premium Revenue Recognition”. The example below assumes the guarantee contract was written in 2005 and shows how premiums would be earned, as well as how unallocated reserves are calculated and amortized over the loss emergence pattern. The application of the methodology set forth in this example is indicative of how this methodology applies to our entire in-force business. The assumed loss emergence pattern represented by the “Fraction of Loss Exposure Exhausted” (column (3) and the selected initial expected loss ratio of 20%, is shown in the calculation in column (4). For purposes of this example we applied the selected initial expected loss ratio of 20% on a policy level; however, we apply in practice the selected initial expected loss ratio on a portfolio-wide basis to earned premium during the period from our entire in-force book of business. The first table below illustrates the establishment of the unallocated reserve and run-off of such reserve as the par at risk of the insured obligation in the example amortizes. The second table below is the same as the first table except that a column is added to illustrate the periods in which the model assumes case reserve and paid loss activity to occur and the related amounts. In accordance with our methodology, as management establishes case basis reserves and pays claims it may, based on its judgment, reduce or increase the ultimate expected loss ratio used to determine unallocated reserves to reflect its best estimate of expected ultimate loss experience. We have described above the interrelationship of unallocated reserves, case basis reserves and cumulative paid losses to date as well as the methodology for selecting our initial expected loss ratio. As previously stated, the process of establishing unallocated reserves and periodically revising such reserves to reflect the underlying par risk amortization and management’s current best estimate of ultimate losses will ultimately cause the cumulative loss experience over the life of a particular underwriting year’s business to equal the cumulative inception-to-date actual paid losses on such business. The third table below illustrates by an example the impact of actual loss experience different from that assumed in the second table.

Year	Inception-to-Date (“ITD”) Earned Premium(1)	ITD (Cumulative) Fraction of Loss Exposure Exhausted(2)	Selected Unallocated Reserve As of December 31 of the Applicable Year	Booked Unallocated Ratio on ITD Earned
(1)	(2)	(3)	(4) = (2)*20%*(1 – (3))	(5) = (4)(2)
2005	$221	0.075	$41	18.5%
2006	$376	0.422	$43	11.6%
2007	$497	0.685	$31	6.3%
2008	$596	0.817	$22	3.7%
2009	$678	0.885	$16	2.3%
2010	$747	0.924	$11	1.5%
2011	$805	0.947	$8	1.1%
2012	$854	0.963	$6	0.7%
2013	$894	0.974	$5	0.5%
2014	$926	0.981	$3	0.4%
2015	$952	0.987	$2	0.3%
2016	$972	0.992	$2	0.2%
2017	$986	0.995	$1	0.1%
2018	$996	0.998	$0	0.0%
2019	$1,000	0.998	$0	0.0%

(1)	Earned Premium after giving effect to considerations for refundings and full limit losses.

(2)	Fraction of Loss Exposure Exhausted represents the percentage of insured par (risk exposure) that has been amortized.

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

Year	ITD Earned Premium(1)	Selected Unallocated Reserve As of December 31 of the Applicable Year	Estimated Cumulative Reported Losses As of December 31 of the Applicable Year	Cumulative Total Estimated Incurred Losses
(1)	(2)	(3)	(4) = (2)*20% – (3)	(5) = (3) + (4)
2005	$221	$41	$3	$44
2006	$376	$43	$32	$75
2007	$497	$31	$68	$99
2008	$596	$22	$97	$119
2009	$678	$16	$120	$136
2010	$747	$11	$138	$149
2011	$805	$8	$153	$161
2012	$854	$6	$164	$171
2013	$894	$5	$174	$179
2014	$926	$3	$182	$185
2015	$952	$2	$188	$190
2016	$972	$2	$193	$194
2017	$986	$1	$196	$197
2018	$996	$0	$199	$199
2019	$1,000	$0	$200	$200

(1)	Earned Premium after giving effect to considerations for refundings and full limit losses.

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

Year	ITD Earned Premium(1)	Selected Unallocated Reserve As of December 31 of the Applicable Year	Alternative Cumulative Reported Losses As of December 31 of the Applicable Year	Cumulative Total Estimated Incurred Losses
(1)	(2)	(3)	(4)	(5) = (3) + (4)
2005	$221	$41	$0	$41
2006	$376	$43	$0	$43
2007	$497	$31	$40	$71
2008	$596	$22	$130	$152
2009	$678	$16	$130	$146
2010	$747	$11	$130	$141
2011	$805	$8	$145	$153
2012	$854	$6	$145	$151
2013	$894	$5	$145	$150
2014	$926	$3	$170	$173
2015	$952	$2	$170	$172
2016	$972	$2	$170	$172
2017	$986	$1	$170	$171
2018	$996	$0	$170	$170
2019	$1,000	$0	$170	$170

(1)	Earned Premium after giving effect to considerations for refundings and full limit losses.

Our total reserves for losses and loss adjustment expenses represent a small percentage of our insured and reinsured in-force par outstanding. We believe that our reserves are adequate to cover our expected ultimate losses. However, due to the inherent uncertainties of estimating reserves for loss and loss adjustment expenses, actual experience may differ from the estimates reflected in our Consolidated Financial Statements, and the differences may be material. Differences exist within the financial guarantee industry with regard to the methodology and measurement of such reserves. While we believe that the principles we apply are the most appropriate for our business and have applied them consistently within the periods presented, alternate methods may produce different estimates as compared to the current methodology we use. See “Risk Factors—Risks Related to Our Company—Rules relating to certain accounting practices in the financial guarantee insurance and reinsurance industry are currently being reviewed by applicable regulatory bodies and any changes required by that review could have a material adverse effect on the reported operating results and financial condition of the industry or particular market participants, including us.”

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

Our surveillance department focuses its review on monitoring the lower-rated bond sectors and potentially troubled sectors. It tracks performance monthly to try to ensure that covenants have not been breached. Once a covenant is breached we may have the right to put the transaction into rapid amortization so that all cash flow generated from that transaction is used to pay down principal and stay current with interest. Typically, we review periodically servicing and trustee reports to help track coverage levels, enhancement levels, delinquency levels, loss frequency, loss severity and total losses and compare these performance metrics with the metrics that were made available at the time the transaction was closed. If losses are above projections we will analyze the reasons for the deviation. In some cases it may be an indication of servicing problems where loans are delinquent and are not put into foreclosure in time to maximize recovery. Periodically, we audit servicers of loans and other assets supporting our insured obligations to better understand their servicing practices and to identify potential servicing problems, if any. Management believes that this is an important safeguard, as servicers are required to indemnify us against failure to adhere to the servicing standards set forth in the servicing agreements.

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

The activities of our surveillance department are integral to the identification of specific credits that have experienced deterioration in credit quality and to the assessment of whether losses on such credits are probable, as well as any estimation of the amount of loss expected to be incurred with respect to such credits. Closely monitored credits are divided into four categories: (i) Special Monitoring List–low investment grade credits where a material covenant or trigger may be breached and closer monitoring is warranted; (ii) Yellow Flag List–credits that we determine to be non- investment grade but a loss is unlikely, including credits where claims may have been paid or may be paid but reimbursement is likely; (iii) Red Flag List–credits where a loss is possible but not probable or reasonably estimable, including credits where claims may have been paid or may be paid but full recovery is in doubt; and (iv) Loss List–credits where a loss is probable and reasonably estimable. Credits that are not closely monitored credits are considered fundamentally sound, normal risk.

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

The following table presents our consolidated in-force financial guarantee insurance and reinsurance net par outstanding as of December 31, 2007 and 2006 by internal credit monitoring category:

(in billions, except percentages)	As of December 31, 2007		As of December 31, 2006
	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
Fundamentally sound normal risk	$145.2	88.0%	$117.3	99.4%
Closely monitored credits:
Special monitoring	4.5	2.7%	0.6	0.5%
Yellow flag	2.4	1.4%	0.0	0.0%
Red flag	2.6	1.6%	0.0	0.0%
Loss list(1)	10.3	6.3%	0.1	0.1%

Sub Total	19.8	12.0%	0.7	0.6%

Total	$165.0	100.0%	$118.0	100.0%

(1)

At December 31, 2007 and 2006, the loss list consisted of 21 and 4 credits, respectively, with remaining net par outstanding of $10.3 billion and $0.1 billion, respectively, against which net reserves of $706.9 million and $13.6 million have been established. The increase in net par outstanding on the loss list at December 31, 2007, as compared to December 31, 2006, resulted primarily from credit deterioration in our ABS CDO and HELOC exposures during 2007. See Note 14(a) and (b) of the Consolidated Financial Statements for further information.

The following table sets forth our consolidated in-force financial guarantee insurance and reinsurance net par outstanding as of December 31, 2007 and 2006.

(in billions, except percentages)	Net Par Outstanding as of December 31, 2007	Percent of Total Net Par Outstanding	Net Par Outstanding as of December 31, 2006	Percent of Total Net Par Outstanding
S&P Rating Category(1):
AAA	$68.4	41.5%	$34.6	29.3%
AA	24.5	14.9%	17.8	15.1%
A	41.0	24.8%	35.2	29.9%
BBB	30.0	18.2%	29.9	25.3%
Below investment grade	1.1	0.6%	0.5	0.4%

Total	$165.0	100.0%	$118.0	100.0%

(1)	If unrated by S&P, an internal assessment of underlying credit quality is used to calculate a rating based on S&P ratings criteria. See “—Ratings.”

As discussed above, the IELR selected by management to determine our unallocated reserves is based on historical financial guarantee insurance industry loss experience, based on management’s judgment, adjusted for the risk inherent in our in-force business, as compared to that of the industry, and our actual loss experience. Based upon the actual historical industry loss experience considered in establishing our unallocated reserves, we believe it is reasonably likely that the industry loss ratio could vary within a range of plus or minus 5 percentage points of its current mean. However, determining the variability in management’s IELR that could be considered to be reasonably likely requires the application of further management judgment. In this regard, after considering the variability of industry loss experience that would be reasonably likely, management applied its judgment to consider whether its own experience and the composition of our in-force business would suggest that another range of variability would be more appropriate for measuring the reasonably likely variability of our unallocated reserves. In addition, management considered the change in our unallocated reserves, implied by our selection of a reasonably likely range of variability, relative to the insured risks on our flag lists noted above. Based on the convergence of the mix of our in force business with that of the industry, our cumulative experience to date, and the insured risks on our flag lists compared to our selected range, management concluded that the selected industry historical range of loss reserve variability would also represent an appropriate range around our current IELR. Accordingly, increasing our IELR by 5 percentage points would increase our net unallocated reserves by approximately $21.0 million or 22.7% more than that recorded at December 31, 2007. Similarly, decreasing our IELR by 5 percentage points, which would be indicative of a robust economy would decrease our net unallocated reserves by $20.0 million or 21.5% less than that recorded at December 31, 2007. Please see “—Key Factors Affecting Profitability.”

At December 31, 2007, the loss list consisted of 21 credits. Gross case basis reserves at December 31, 2007 were $1.1 billion, or $706.9 million net of ceded reinsurance. Thirteen credits are related to ABS CDO exposures, five credits are related to HELOC exposures, one credit is related to CES exposure and the remaining two transactions are a single-structured risk project financing and a third-party reinsured international transportation credit. See Note 14 to the Consolidated Financial Statements included elsewhere herein for additional information.

Case basis reserve established represents a point estimate reflecting management’s best estimate, in its judgment, of the ultimate loss expected to be incurred on the policies. Management’s estimate was based on projections of cash flows expected from the assets supporting the guaranteed obligations’ debt service requirements, as well as qualitative factors considered by management.

Set forth below is a discussion of the significant activity in our reserves for losses and loss adjustment expenses including both current and prior year development:

ABS CDOs

During the year ended December 31, 2007, the Company recorded a provision for losses before reinsurance of approximately $838.6 million ($651.5 million after reinsurance) with respect to guarantees of ABS CDOs, representing the net present value of losses expected to be incurred in the future with respect to 13 of its 25 guarantees of ABS CDOs. Such losses represent the net present value of all expected claims, less the net present value of expected recoveries and future installment premiums due by the counterparties to such guarantees. The remaining notional/par guaranteed by the Company with respect to these transactions net of carried case basis reserves, but before reinsurance, aggregated approximately $9.4 billion ($8.6 billion after reinsurance) at December 31, 2007. The estimate of loss was based on assumptions and estimates extending over many years into the future. Such estimates are subject to the inherent limitation on our ability to predict the aggregate course of future events. Accordingly, the actual emergence of losses and loss adjustment expenses may vary, perhaps materially, from any estimate. There is currently no payment default with respect to these transactions. Management continues to monitor the exposure and will revise its loss estimate if necessary, as new information becomes available. See “—Exposure to Residential Mortgage Market” above for additional information on our exposure to, and reserves for losses on, ABS CDOs.

The case basis loss reserves on our ABS CDO portfolio were determined based on detailed cash flow modeling of expected monthly cash flows for all loans that are referenced in the 25 ABS CDOs. ABS CDOs we guarantee are highly complex structured transactions, the performance of which depends on a wide variety of factors outside of our control. Our estimate of losses on these transactions was based on sophisticated financial models, generated internally and supplemented by models generated by third parties, to estimate future credit performance of the underlying assets, and to evaluate structures, rights and our potential obligations over time. The modeling of multi-sector CDOs requires analysis of both direct ABS as well as CDO collateral within the multi-sector CDOs, known as “inner securitizations,” and we do not consistently have access to all the detailed information necessary to project every component of each inner securitization. Therefore, in some cases we put greater reliance on the models and analysis of third party market participants and are not able to fully, independently and precisely verify each data point. In addition, many of these financial models include, and rely on, a number of assumptions, many of which are difficult to determine and are subject to change, and even small alterations in the underlying assumptions of the model can have a significant impact on its results. Moreover, the performance of the securities we insure depends on a wide variety of factors which are outside our control, including the liquidity and performance of the collateral underlying such securities, the correlation of assets within collateral pools, the performance or non-performance of other transaction participants (including third-party servicers) and the exercise of control or other rights held by other transaction participants.

To develop the cash flow model for each guaranteed CDO we began by determining the expected cash flows for each security owned by the CDO. For each direct holding of an RMBS security (based on the CUSIP number obtained from the latest Trustee report) we determined a cumulative loss projection based on characteristics of the mortgage loans in the collateral pool. We obtained information on the pool’s loan performance from “LPS”, a loan information database developed by LoanPerformance, a third party vendor. Projected future performance of each loan in the pool was determined by its characteristics as matched up against the performance of similar loans in the LPS historical database.

The key assumptions in our RMBS modeling included:

•	The projected default rate for currently performing loans which were based on the loan’s characteristics including:

—	Combined loan to value (“CLTV”)
—	Fair Isaac Corporation credit scoring model (“FICO”)

—	Debt to Income (“DTI”)
—	Loan risk factors (option adjustable rate mortgages (“ARM”), negative amortization, investor property, second home, and second lien)
—	Level of borrower documentation (low documentation, stated documentation, or no documentation).

•	The roll rate projections of defaults for loans that are currently delinquent in the pool.

•	The loss severity upon default for each loan.

•	The shape of the loss timing curve for each type of loan (fixed or floating).

•	The Constant Prepayment Rate (“CPR”) curve assigned to each loan based on vintage and collateral type.

We generally determined the expected performance of each RMBS security owned by the CDO as follows:

•

Using the LPS database, we identified the worst historical default rate for a cohort of loans with similar characteristics to the loan under consideration. For loans in the database that were paid off with no loss, but were 90 or more days delinquent, in foreclosure, or in real estate owned (“REO”) at the time, we deemed them to have defaulted for this purpose. This produced the base default rate for each loan for our modeling.

•

The base default rate was then adjusted upwards, based on management judgment, to reflect the additional risk associated with certain types of loans, including: Option ARMs, second lien, stated income, low or no documentation, investor property, etc., as well as loans with high CLTV.

•	Loans that were currently delinquent were assumed to default at rates from 60-100% depending on the length and type of delinquency.

•	Loss severities were calculated on each loan based on the CLTV and interest rate. Other assumptions included a 30% decline in property value and zero recoveries for second lien loans.

•	For each RMBS security, different loss curves were assigned based on fixed or floating rate collateral composition.

•	CPR curves were assigned based on vintage and collateral type. CPR curves used are slower than historical levels, reflecting the current environment.

These assumptions were input into cash flow models created for each RMBS security by a third party vendor (Intex). The Intex model generated monthly cash flows for each of the CUSIP level securities owned by the CDO.

Next, we developed cash flow projections for the direct holdings of CDO collateral (“Inner CDOs”). The majority of the Inner CDOs are tranches of other ABS CDOs. For each RMBS owned by an Inner CDO we went through the same steps as described above for our direct RMBS holdings in order to assign loan loss projections, CPR and constant default rate (“CDR”) curves. Each of the RMBS pools were then run through the Intex model to calculate the total par loss or principal write-down on the tranche owned by the Inner CDO.

Some of the Inner CDOs also hold investments in other ABS CDOs, which we refer to as 3rd level CDOs. Our assumption was that these investments would experience a 75% loss.

We then combined the losses on the RMBS securities and the 3rd level CDOs and compared these to our attachment and detachment points of the Inner CDO tranche to determine the amount of principal recovered. Total cash flows for the Inner CDOs were built using the amount of principal recovered, an adjusted weighted average life (“WAL”) of the tranche and the coupon rate as stated in the indenture. The adjusted WAL was taken from the trustee reports for that CDO and then lengthened by five years to reflect the slower prepayment speeds on the underlying collateral. We assumed that any principal recovered is received at the end of the adjusted WAL of the tranche. Interest is generally projected to be received in full until the adjusted WAL, except that we assumed that approximately 40% of the 3rd level CDOs were subject to events of default which shut off all interest payments within 12 months.

The only other assets we encountered in any significant amount in our ABS CDOs are CMBS securities. We assume that these bonds pay interest and principal over their WAL in most cases.

Once the Intex modeling was completed the cash flows for the direct RMBS, Inner CDOs and CMBS securities were aggregated and run through a cash flow model built specifically for the CDO transaction by our quantitative analysts. The cash flow model takes into account the waterfall as described in the Indenture, including any coverage tests and other diversion mechanisms. All cash flow models were run to the earlier of the final maturity date of the CDO or exhaustion of the collateral.

The monthly cash flows generated by these models were used to determine if and when the XLCA policy would be called upon to pay interest or principal shortfalls. The notional amount of the claims were present valued back to December 31, 2007 at a discount rate of 5.1% per annum.

HELOCs

During the year ended December 31, 2007, we recorded a provision for losses before reinsurance of approximately $216.7 million ($37.2 million after reinsurance), representing the net present value of losses expected to be incurred in the future with respect to 6 of our 15 HELOC or CES transactions. The total remaining par guaranteed by us with respect to these 6 transactions net of carried case basis reserves, but before reinsurance, aggregated approximately $2.4 billion ($2.2 billion after reinsurance) at December 31, 2007. Through December 31, 2007, we have paid claims aggregating $7.5 million on our guarantees of obligations supported by HELOCs, $5.0 million of which relates to transactions for which we have established a case basis reserve at December 31, 2007. Through February 15, 2008, we have paid claims aggregating $39.2 million, $28.4 million of which relates to transactions for which we have established a case basis reserve at December 31, 2007. The estimate of losses was based on assumptions and estimates extending over many years into the future. Such estimates are subject to the inherent limitation on our ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and loss adjustment expenses will vary, perhaps materially, from any estimate. Among other things, the assumptions could be affected by an increase in unemployment, increase in consumer costs, lower advance rates by lenders or other parties, lower than expected revenues or other external events. Our estimate was determined based on an analysis of results of a cash flow model. The gross provision for losses and corresponding case basis reserve represents the net present value of all claims expected to be paid after December 31, 2007 less the net present value of expected recoveries and future installment premiums due to the Company for the policies.

The cash flow model projects expected cash flows from the underlying mortgage notes. The model output is dependent on, and sensitive to, the key input assumptions, including assumptions regarding default rates, prepayment rates and the rate of new draws on the HELOCs. On the HELOC transactions, it also projects expected new collateral to be created by the funding of new HELOC draws. The cash flow from the mortgages is then run through the “waterfall” as set forth in the indenture for each transaction. Claims in respect of principal result when the outstanding principal balance of the mortgages is less than the outstanding principal balance of the insured notes. Recoveries result when cash flow from the mortgages is available for repayment, typically after the insured notes are paid off in full.

The Company based its default assumptions on recent observed default rates and the current pipeline of delinquent loans. The Company generally assumes that the default rates will increase for the next nine months and then ramp down over another nine months, at which point the default rate will stabilize at a rate nearer, but still above, historical default rates. A 1% increase in the default rate on all deals would result in an increase to our reserve of approximately $40 million. Net losses may be greater if the time it takes the mortgage performance to stabilize is longer than expected. If the time it takes for the market to stabilize is 24 months instead of 18 months, our reserve would increase by approximately $32 million.

HELOC transactions typically contain provisions that can result in a rapid amortization event, in which case such HELOC transactions may benefit by the funding of the new HELOC draws by a third-party. This benefit will be diminished in the event that the third-party is not legally required or is unable or unwilling to fund the draws, or if the lender suspends credit lines under certain circumstances legally permitted. A 1% decrease in the draw rate on all deals would result in an increase to our reserve of approximately $29 million.

Other

Following is a discussion of one other case basis reserve carried by us at December 31, 2007, which XL Capital indemnified us for in connection with our initial public offering. Pursuant to such indemnification, all adverse loss development on such insurance transactions subsequent to the effective date of our IPO, which is in excess of the Company’s carried reserves for such transactions at the date of the IPO, will be absorbed by affiliates of XL Capital. Such protection does not relieve the Company of its obligations under these insurance transactions. Accordingly, the Company is still liable under the insurance transactions in the event that the affiliates of XL Capital do not meet their obligations under the indemnifications:

In 2002, we insured $325 million of notes issued to finance the construction costs for a group of projects in connection with a structured project financing (the “Projects”). Concurrent with our provision of insurance on the notes we entered into a reinsurance arrangement with XLI, whereby XLI reinsured the entire subordinate tranche and a portion of the mezzanine tranche of the insured notes. The reinsurance was structured in senior, mezzanine, and subordinate tranches of notes. Funds for the payment of debt service on the notes come solely from net revenues produced from operating the Projects. Our insurance provides an irrevocable guarantee to the holders of such notes of the timely payment of principal and interest on the notes pursuant to its indenture. During the year ended December 31, 2004, we recorded a loss of approximately $42.1 million, representing, in management’s judgment, the present value of the loss, discounted at 3.43%, expected to be incurred in the future with respect to the subordinate tranche of the notes. This loss was fully reinsured by XLI and, accordingly, there was no net impact on our results of operations from this loss provision. During 2005, we recorded an additional provision for loss relating to the mezzanine tranche of the notes of $16.7 million (which reduced our operating results by $8.7 million after reinsurance to XLI), representing the present value of the loss discounted at 4.2%, to reflect certain adverse developments occurring during 2005. During 2006, the Company again recorded an additional provision for loss relating to the transaction of $15.2 million, which was fully covered under an indemnification discussed above and, accordingly, resulted in no net impact on the Company’s results of operations in 2006. There has been no change in the reserve during 2007. The total remaining par insured by the Company in connection with this transaction (net of applicable carried case reserves before reinsurance), which amortizes over the next 11 years, aggregated approximately $204.6 million at December 31, 2007. After the reinsurance indemnity provided by subsidiaries of XL Capital and the $8.7 million net case basis reserve carried on the Company’s books discussed above the Company has no remaining net exposure to this transaction. The estimate of loss was based on assumptions and estimates extending over many years into the future. There is currently no payment default with respect to this transaction. Management continues to monitor the exposure and will revise its loss estimate if necessary, as new information becomes available.

Valuation of Credit Default Swaps

We have issued CDS contracts under which we are generally required to make payments to our counterparty in the event of specific credit events relating to assets referenced in the contracts after exhaustion of various first loss protection levels.

Assets referenced in our in-force CDS contracts include structured pools of obligations, such as ABS CDOs, CLOs, investment-grade corporate CDOs, CDOs of CDOs and CMBS. Such pools received investment-grade ratings at the deals’ inception. At December 31, 2007, the notional amount outstanding of our in-force CDS contracts was $65.3 billion ($59.6 billion net of reinsurance) and the weighted average term of such contracts was 8.6 years. In addition, based on such notional amount, as of December 31, 2007, approximately 93% of the referenced assets underlying such in-force contracts were rated (based on S&P ratings) “AAA,” with 7% rated at or above investment-grade and less than 1% rated below investment-grade.

Pursuant to the terms of our CDS contracts, we are precluded from transferring such contracts to other market participants without the consent of the counterparty. In addition, our policy is to hold our CDS contracts to maturity and not to manage such contracts to realize gains or losses from periodic market fluctuations. However, in certain circumstances, we may choose to enter into an off-setting position, terminate or restructure a credit derivative prior to maturity for risk management or other purposes (for example, upon a deterioration in underlying credit quality). With the exception of two transactions which occurred in 2004 and 2003, respectively, there have been no such terminations since the Company’s inception.

As derivative financial instruments, CDS contracts are required to be reported at fair value in accordance with GAAP, with changes in fair value during the period included in our earnings. The principal drivers of the fair value of our CDS contracts include: (i) general market credit spreads for the type(s) of assets referenced in our CDS contracts, (ii) the specific quality and performance of the actual assets referenced in the contracts, (iii) the amount of subordination in the transaction before liability attaches, (iv) the quality of the asset manager of the transaction, if applicable, (v) other customized structural features of such contracts (e.g. terms, conditions, covenants), (vi) the rating agency capital charge for the transaction, (vii) supply and demand factors, including the volume of new issuance and financial guarantee market penetration, as well as the level of competition in the marketplace, and (viii) in certain circumstances, the market perception of our ability to meet our obligations under our CDS contracts which may be implied by the cost of buying credit protection on XLCA.

The fair value of our in-force portfolio of CDS contracts represents our best estimate of the premium that would be required by a market participant to assume the risks in our credit derivative portfolio as of the measurement date. Fair value is defined as the price at which an asset or a liability could be bought or transferred in a current transaction between willing parties. Fair value is determined based on quoted market prices, if available. Quoted market prices are available only on a limited portion of our in-force portfolio of CDS contracts. If quoted market prices are not available, fair value is estimated based on the use of valuation techniques involving management judgment. In determining the fair value of our CDS contracts, we use various valuation approaches with priority given to observable market prices when they are available. Market prices are generally available for traded securities and market standard credit default swaps but are less available or unavailable for highly-customized CDS contracts. Most of the derivative contracts we insure are structured credit derivative transactions that are not traded and do not have observable market prices.

Typical market CDS contracts are standardized, liquid instruments that reference tradable securities such as corporate bonds that also have observable prices. These market standard CDS contracts also involve collateral posting and, upon a default of the reference bond, can be settled in cash. In contrast, our guaranteed CDS contracts do not contain the typical CDS market standard features as described above but have been customized to replicate our financial guarantee insurance policies. Our guaranteed CDS contracts provide protection on specified obligations, such as those described above, with a deductible or subordination level. We are not required to post collateral and, upon default, we generally make payments over time (i.e. “pay-as-you-go” basis) after the subordination in a transaction is exhausted.

Our payment obligations after a default vary by deal type. There are three primary types of policy payment requirements:

(i)	timely interest and ultimate principal;

(ii)	ultimate principal only at final maturity; and

(iii)	payments upon settlement of individual collateral losses as they occur upon erosion of deal deductibles.

Our guaranteed CDS contracts are generally structured to prevent large one-time claims upon an event of default and almost always allow for payments on a “pay as you go” basis or at final maturity. Also, our guaranteed CDS contracts are generally governed by a single transaction

International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement relating only to that particular transaction/contract. There is no requirement for mark-to-market termination payments, under most monoline standard termination provisions, upon the early termination of the guaranteed CDS contract. However, certain of our CDS contracts have mark-to-market termination payments following the occurrence of events that are in our control, as well as events that are outside our control, such as our insolvency or a regulator taking control of our primary insurance subsidiary. An additional difference between our CDS contracts and the typical market standard CDS contract is that, except in the limited circumstances noted above, there is no current acceleration of the payment to be made under our guaranteed CDS contract unless we elect to accelerate at our option. Furthermore, by law, our guarantees are unconditional and irrevocable, and cannot be transferred by us to most other capital market participants as they are not licensed to write such business. Through reinsurance, the risk of loss (but not counterparty risk) on these contracts can be transferred to other financial guarantee insurance and reinsurance companies.

Historically there has not been a market for the transfer of such highly structured guaranteed CDS contracts, in part because of the contractual differences noted above. As a result, we believe there are no relevant third party “exit value” market observations for these contracts. If we were to effect a transfer of these contracts, we believe the most likely counterparties would be other financial guarantee insurers and reinsurers or credit derivative products companies.

Accordingly, our estimate of the fair value of our in-force CDS contracts is based on the use of valuation techniques involving management judgment in regard to a number of factors, including:

(i)	estimates of rates of return which would be required by market participants to assume the risks in our CDS contracts in the current market environment;

(ii)	the amount of subordination in our CDS contracts before liability attaches that would be required by a market participant in order for it to assume the risks in our contracts;

(iii)	the actual amount of subordination in our CDS contracts before liability attaches;

(iv)	the quality of the specific assets referenced in our CDS contracts at the measurement date;

(v)	the market perception of risk associated with asset classes referenced in our CDS contracts;

(vi)	the remaining average life of the CDS contract;

(vii)

credit price indices, published by non-affiliated financial institutions, for the type(s), or similar types, of assets referenced in our CDS contracts (both in terms of type of assets and their credit rating);

(viii)	price discovery resulting from discussions and negotiations with market participants or counterparties to our CDS contracts to transfer or commute the risks in any of our CDS contracts; and

(ix)	prices of guarantees issued in our retail market or commutations of contracts we have executed in proximity to the measurement date.

Because it is our policy to consider all available relevant evidence in forming our best estimate of the fair value of our CDS contracts, as new information becomes available, or existing information becomes more or less available, we may consider new or different factors than those listed above and change our estimates in the future.

The weight ascribed by us to these factors in forming our best estimate of the fair value of our CDS contracts may vary under changing circumstances. In periods prior to July 1, 2007, we principally considered price indices published by nonaffiliated financial institutions in forming our best estimate of the fair value of our CDS contracts. The fair value of the guarantee was determined by multiplying the percentage change in the applicable credit price index or indices applicable to the assets referenced in the CDS contracts by the present value of the remaining expected future premiums to be received under the contract. We concluded that results from this calculation represented a reasonable estimate of the fair value of our CDS contracts at that time.

In forming our best estimate of the fair value our CDS contracts subsequent to June 30, 2007, however, we concluded that limited reliance could be placed on price indices because events and conditions in the credit markets associated with subprime mortgage collateral and corporate loans resulted in limited or no transaction activity in many financial instruments since June 30, 2007 (including CDOs of high grade ABS, CLOs, RMBS, and other CDOs), causing financial institutions which publish the indices that we historically relied upon to estimate the fair value of our credit derivatives either to refrain from updating such indices or base changes in the indices partly on judgments in regard to estimated price levels and not actual executed trades. In addition, evidence suggested that the limited price information available in the marketplace in regard to such instruments was influenced by trades resulting from margin calls and liquidity issues that are not part of the risks associated with our business model or CDS contracts. As a result of that discussed above, the fair value of our credit defaults swaps at September 30, 2007 and December 31, 2007 were estimated by management primarily as follows:

•

in instances where we were in substantive discussions with market participants to transfer the risk in specific CDS contracts, our estimate of the fair value of such contracts was largely based on the price discovery we obtained from such discussions,

•

in instances where current market indices were reliable and available, our estimate of fair value was based on applying the percentage change in the applicable credit price index or indices applicable to the assets referenced in the CDS contracts by the present value of the remaining expected future premiums to be received under the contract, and

•

in substantially all other instances our estimate of the fair value of our CDS contracts ascribed significant weight to our judgments regarding rates of return required by market participants in the current market environment and the amount of subordination required by market participants before their liability would attach under the CDS contracts. Our judgment in regard to the appropriate rate of return that would be required by a market participant considered all of the other factors discussed above. Our judgment in regard to the amount of subordination required by market participants before their liability would attach under the CDS contracts generally assumed that, in the current market environment at December 31, 2007, to transfer the risk in an existing contract it would need subordination sufficient to qualify for a triple-A rating from Moody’s and S&P. Accordingly, for any contract rated below triple-A by us or the rating agencies (which consisted only of ABS CDO contracts), the estimated fair value was calculated by adding additional subordination sufficient to meet S&P standards for a triple-A rating based on S&P requirements at December 31, 2007, to the amount of additional premium required to be paid to transfer the risk to achieve the selected rate of return. Such premium was calculated by adjusting the present value of the expected remaining future net cash flows under such contracts (which are comprised of the remaining expected future premiums to be received under the contract, less estimated maintenance expenses and a provision for expected losses that will manifest in the future) to reflect our best estimate of the rates of return that would be required by a market participant to assume the risks on such contracts. Should Moody’s or S&P change their requirements with regard to the amount of subordination required to qualify for a triple-A rating, the ratings of obligations we guarantee may be downgraded, which would adversely affect our estimate of the fair value of such guarantees and which could have a material adverse effect on our financial condition and results of operations.

Present values of the cash flows referred to above were determined using a discount rate of 7%, which is commensurate with a corporate bond with a similar term to maturity.

Set forth below is a summary of our gross and net notional exposure, estimated fair value, and case reserves on our CDS contracts as of December 31, 2007:

(in millions)	Gross Notional Exposure	Net Notional Exposure	Gross Estimated Fair Value	Net Estimated Fair Value	Gross Case Reserves	Net Case Reserves
ABS CDO(1)	$18,056.1	$16,572.5	$1,511.7	$1,278.5	$829.8	$645.1
CLO(2)	12,897.4	12,605.4	73.4	71.6	—	—
Investment-grade corporate CDO(2)	5,700.0	5,538.4	41.3	39.9	—	—
CDO of CDO(2)	1,389.8	1,384.2	6.3	6.3	—	—
CMBS(2)	4,946.1	4,471.6	17.8	16.2	—	—
Other	22,272.4	19,023.6	65.6	56.1	—	—

Total	$65,261.8	$59,595.7	$1,716.1	$1,468.6	$829.8	$645.1

(1)

The aggregate fair value of our derivative financial instruments at December 31, 2007 resulted in a net liability of $1.4 billion, which was comprised of a net liability of $1.5 billion relating to credit derivatives issued by us and a derivative asset of $107.0 million relating to our put option under XLFA’s Capital Facility. (See “—Liquidity and Capital Resources—Liquidity Resources—XLFA Capital Facility” and Note 7 to the Consolidated Financial Statements.) Of our net liability relating to credit derivatives at December 31, 2007, 47.1%, 2.3%, 48.8% and 1.8%, respectively, reflects estimates based primarily on price discovery resulting from discussions and negotiations to commute certain of our CDS contracts, market indices, management’s judgment in regard to the rate of return required by a market participant to transfer the risk, as discussed above, and other factors.

(2)

The estimated fair value of these instruments was determined principally in reliance upon management’s judgment in regard to the appropriate rate of return which would be required by a market participant to assume the risks in our CDS contracts in the current market environment. Such rate of return was determined by management considering all the factors discussed above.

Because we view the CDS contracts we issue and reinsure as an extension of our financial guarantee business, we believe that the most meaningful presentation of these derivatives is to reflect: (i) fees that we receive from the issuance of such contracts in the line item captions in the consolidated statement of operations entitled “gross premiums written,” “reinsurance premium assumed,” “net premiums written” and “net premiums earned,” as appropriate, (ii) losses from actual and expected payments to counterparties under such contracts in the line item caption in the consolidated statement of operations entitled “net losses and loss adjustment expenses” and (iii) changes in the fair value of such instruments which are attributable to market factors, as discussed below, in the line item caption in the consolidated statement of operations entitled “net realized and unrealized losses on credit derivatives.”

At December 31, 2007, the net fair value of our credit derivatives was a liability of $1.5 billion. Because this amount reflects management’s best estimate of the premium we would have to pay a counterparty to transfer the risks in our portfolio of credit derivatives in one or more hypothetical transactions in excess of that which we charged for such risk, it is reflected in our balance sheet as a liability. A parallel shift in the rates of return used by management to value the portfolio at December 31, 2007 by 2.5% would cause a change in the fair value of our credit derivative liability by approximately $30.4 million. In addition, a parallel shift in the discount rate of 1.0% used to estimate the present value of cash flows under our CDS contracts would cause a change in the fair value of our credit derivative liability by approximately $12.8 million.

Valuation of Investments

All of our investments in debt securities and short-term investments are considered available-for-sale and accordingly are carried at fair value. As of December 31, 2007 and 2006, the carrying value of such investments was $2.4 billion and $2.0 billion, respectively. The fair values of our investments are based upon quoted market prices from nationally recognized pricing services or, in the absence of quoted market prices, dealer quotes or matrix pricing. Adverse credit market conditions during the second half of 2007 caused some markets to become relatively illiquid, thus reducing the availability of certain data used by the independent pricing services and dealers.

As of December 31, 2007, based on fair value, approximately 89% of our investments were long-term debt securities, and our portfolio had an average duration of 3.3 years, compared with 80% and 3.1 years as of December 31, 2006. Changes in interest rates affect the value of our investment portfolio. As interest rates fall, the fair value of debt securities increases, and as interest rates rise, the fair value of debt securities decreases. The following table summarizes the estimated change in fair value net of related income taxes of our investments in debt securities and short-term investments as of December 31, 2007 based upon an assumed parallel shift in interest rates across the entire yield curve:

(in millions)	Estimated Increase (Decrease) in Fair Value
Change in interest rates:
300 basis point increase	$(261.7)
200 basis point increase	(174.5)
100 basis point increase	(87.2)
100 basis point decrease	87.2
200 basis point decrease	174.5
300 basis point decrease	261.7

Our process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These factors include (i) the time period during which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and financial condition of the issuer, (iii) the significance of the decline, (iv) an analysis of the capital structure and other credit support, as applicable, of the securities in question and (v) our intent and ability to hold the investment for a sufficient period of time for the value to recover. Where our analysis of the above factors results in the conclusion that declines in fair values are other-than-temporary, the cost of the security is written down to fair value and such write down is reflected as a realized loss in the period that such determination is made.

For the year ended December 31, 2007, we recorded other-than-temporary impairment charges of $1.2 million. We did not record any other-than-temporary declines in the fair value of debt securities or short-term investments for the years ended December 31, 2006 or 2005.

The following table summarizes the unrealized losses on debt securities and short-term investments in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of December 31, 2007 and 2006:

(in thousands)	As of December 31, 2007
	Less than 12 months		12 months or more			Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss		Fair Value	Unrealized Loss
Description of securities
Mortgage and asset-backed securities	$94,598	$831	$384,020	$7,251		$478,618	$8,082
U.S. Government and government agencies	—	—	7,666	9		7,666	9
Corporate	40,683	411	208,696	2,283		249,379	2,694
U.S. states and political subdivisions	445	7	—	—		445	7
Non-U.S. sovereign government	—	—	8,530	37		8,530	37

Total debt securities and short-term investments	$135,726	$1,249	$608,912	$9,580	(1)	$744,638	$10,829

(in thousands)	As of December 31, 2006
	Less than 12 months		12 months or more			Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss		Fair Value	Unrealized Loss
Description of securities
Mortgage and asset-backed securities	$220,065	$931	$371,675	$10,504		$591,740	$11,435
U.S. Government and government agencies	60,713	575	361,831	7,571		422,544	8,146
Corporate	46,444	204	211,228	5,913		257,672	6,117
U.S. states and political subdivisions	—	—	2,227	27		2,227	27
Non-U.S. sovereign government	503	—	8,424	201		8,927	201

Total debt securities and short-term investments	$327,725	$1,710	$955,385	$24,216	(2)	$1,283,110	$25,926

(1)

Of the non-U.S. government securities in a continuous unrealized loss position for 12 months or more (which excludes $0.7 million of unrealized losses on securities issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) which are included in “Mortgage and Asset-Backed Securities” in the above table), 71.4%, 86.8%, and 100% are rated “AAA,” “AA–” or better or “A–” or better, respectively, of the total unrealized loss in such category. In addition, of the non-government securities in a continuous unrealized loss position for 12 months or more, securities aggregating 82% of the total unrealized loss in such category have a price decline of less than 6% from their amortized cost and 18% have a price decline greater than 6% but less than 8% of their amortized cost as of December 31, 2007.

(2)

Of the non-U.S. government securities in a continuous unrealized loss position for 12 months or more (which excludes $2.7 million of unrealized losses on securities issued by the GNMA, FNMA and FHLMC) which are included in “Mortgage and Asset-Backed Securities” in the above table), 59.2%, 75.1%, and 100% are rated “AAA”, “AA–” or better or “A–” or better, respectively, of the total unrealized loss in such category. In addition, of the non-government securities in a continuous unrealized loss position for 12 months or more, securities aggregating 87% of the total unrealized loss in such category have a price decline of less than 6% from their amortized cost and 13% have a price decline greater than 6% but less than 9% of their amortized cost as of December 31, 2006.

Premium Revenue Recognition

Premiums charged in connection with the issuance of our guarantees are received either upfront or in installments. Such premiums are recognized as written when due. Installment premiums written are earned ratably over the installment period, generally one to three months, which is consistent with the expiration of the underlying risk or amortization of the underlying insured par. Upfront premiums written are earned in proportion to the expiration of the related risk. The methodology employed to earn upfront premiums requires that such premiums be apportioned to individual sinking fund payments of a bond issue according to the bond issue’s amortization schedule. The apportionment is based on the ratio of the principal amount of each sinking fund payment to the total principal amount of the bond issue. After the premium is allocated to each sinking fund payment, such allocated premium is earned on a straight-line basis over the period of that sinking fund payment. As a result, for upfront premiums on amortizing insured obligations, premium revenue recognition will tend to be greater in the earlier periods of the transaction when there is a higher amount of risk or principal outstanding. The effect of our upfront premium earnings policy is that we recognize greater levels of upfront premiums in earlier years of each amortizing insured obligation. Recognizing premium revenue on a straight line basis over the life of each amortizing insured obligation without allocating premiums to the scheduled principal payments would materially change the amount of premium we recognize in a particular financial reporting period, but not over the life of the applicable policy. For upfront premiums on non-amortizing bullet maturity debt obligations, premium revenue recognition is recognized on a straight-line basis over the life of the underlying insured obligation. Deferred premium revenue represents the portion of premiums written that is applicable to the unexpired risk or principal of insured obligations. For both upfront and installment policies, ceded premium expense is recognized in earnings in proportion to and at the same time the related premium revenue is recognized. In addition, when an insured issue is retired early, is called by the issuer or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow, the remaining deferred premium revenue is earned at that time. Premiums earned for the years ended December 31, 2007, 2006 and 2005 include $14.7 million, $27.4 million, and $14.7 million, respectively, related to refunded and called bonds.

While premium earnings would be ratably recorded as revenue throughout the period of risk, application of a straight-line method to amortizing obligations would not appropriately match premiums earned to our exposure to underlying risk. Therefore, we believe our upfront premium earnings methodology is the most appropriate methodology for us to utilize.

For the years ended December 31, 2007, 2006 and 2005, approximately 56%, 69% and 57%, respectively, of our gross premiums written were received upfront, and 44%, 31% and 43%, respectively, were received in installments. For the years ended December 31, 2007, 2006 and 2005 approximately 73%, 65% and 59%, respectively, of our reinsurance premiums assumed were received upfront, and 27%, 35% and 41%, respectively, were received in installments.

Our accounting policies for the recognition of ceded premiums, ceding commissions and ceded losses and loss adjustment expenses under our ceded reinsurance contracts mirror the policies described under our critical accounting policy discussion above for premium revenue recognition, deferred ceding commissions, and reserves for losses and loss adjustment expenses. We describe our premium revenue recognition for reinsurance contracts under “—Reserves for Losses and Loss Adjustment Expenses” and with regard to ceded reinsurance under “—Liquidity and Capital Resources—Capital Resources—Ceded Reinsurance Recoverables.”

Deferred Acquisition Costs and Deferred Ceding Commissions

Acquisition costs incurred that vary with and are directly related to the production of new insurance and reinsurance business are deferred and amortized to expense in relation to earned premiums. These costs include direct and indirect expenses such as compensation costs of underwriting and marketing personnel and ceding commissions paid on assumed business. As of December 31, 2007 and 2006, we had deferred acquisition costs of $108.1 million and $93.8 million, respectively. Management uses its judgment in determining the amount of costs that should be deferred. Each year we conduct a study to determine the amount of operating costs that vary with, and are directly related to, the acquisition of new business and therefore qualify for deferral. The amount of expenses that qualify for deferral is dependent on the level of new business production, the level of ceding commissions negotiated with primary insurers, management’s judgment as to what costs and the percentages thereof that are deferrable. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Such commissions are earned in relation to earned premium. In determining the recoverability of our deferred acquisition costs we consider expected losses and loss adjustment expenses, maintenance costs, unearned premiums, the anticipated present value of future premiums under installment contracts written, and anticipated investment income. Acquisition costs associated with credit derivative products are expensed as incurred. For policies reinsured with third parties we receive ceding commissions to compensate for acquisition costs incurred. We net ceding commissions received against deferred acquisition costs and earn these ceding commissions over the period in which the related premiums are earned.

Deferred Income Taxes

Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to deferred ceding commissions, reserves for losses and loss adjustment expenses, deferred premium revenue, realized and unrealized gains and losses on investments and derivative financial instruments, statutory contingency reserves and net operating losses. A valuation allowance is recorded to reduce a deferred tax asset to the amount that is estimated to be more likely than not to be realized.

For the year ended December 31, 2007, we recorded a $137.6 million charge to establish a valuation allowance for our net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which places primary importance on our operating results in the most recent three-year period when assessing the need for a valuation allowance. Our cumulative loss in the most recent three-year period, including the net loss reported for the year ended December 31, 2007, represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. We intend to maintain a full valuation allowance for our net deferred tax assets until sufficient positive evidence exists to support reversal of all or a portion of the valuation allowance. Until such time, except for state, local and foreign tax provisions, we will have no net deferred tax assets.

As of December 31, 2006, our Consolidated Financial Statements reflected a deferred federal income tax asset of $18.2 million, resulting from the operations of the SCA Holdings U.S. Inc. group which are subject to U.S. federal income taxes. Such deferred tax assets were net of a valuation allowance of $1.9 million.

Offering of Series A Perpetual Non-Cumulative Preference Shares

On April 5, 2007, we consummated the sale of $250 million of SCA Series A Preference Shares which were offered for sale pursuant to a private placement. Gross proceeds from the offering were $250.0 million, offering costs were $3.4 million, and net proceeds were $246.6 million. The SCA Series A Preference Shares are perpetual securities with no fixed maturity date and, if declared by the Board of SCA, will pay a fixed dividend, on a semi-annual basis during the first and third quarters of each fiscal year, at the annualized rate of 6.88% until September 30, 2017. After such date, the Series A Preference Shares, if declared by the Board of SCA, will pay dividends, on a quarterly basis, at a floating rate based on three- month LIBOR plus 2.715%. Dividends on the SCA Series A Preference Shares are non-cumulative. The SCA Series A Preference Shares have a liquidation preference of $1,000 per preference share. See “—Liquidity and Capital Resources—Capital Resources.” On December 19, 2007, we completed an exchange offer for up to 250,000 of the SCA Series A Preference Shares whereby 100% of the shares were exchanged for shares with the same terms and conditions that are registered under the Securities Act pursuant to a registration statement on Form S-4.

Segments

Our businesses are organized and managed in two operating segments: financial guarantee insurance and financial guarantee reinsurance. Our financial guarantee insurance segment offers financial guarantee insurance policies and CDS contracts. Our financial guarantee reinsurance segment reinsures financial guarantee policies and CDS contracts issued by other monoline financial guarantee insurance companies. We evaluate the performance of each operating segment based upon underwriting profit or loss before income taxes, nonrecurring items (for example, items of an unusual or infrequent nature) and inter-segment transactions. Certain costs and operating expenses are allocated to each of the segments based upon: (i) a review of the nature of such costs and (ii) time studies analyzing the amount of employee compensation costs incurred by each segment. Except for the foregoing allocations, the accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Consolidated Financial Statements presented elsewhere in Item 8.

Consolidated Results of Operations

The following table presents summary consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005:

(in thousands)	Year Ended December 31,
	2007	2006	2005
Revenues
Gross premiums written	$321,929	$353,728	$233,269
Reinsurance premiums assumed	56,384	55,271	52,170

Total premiums written	378,313	408,999	285,439
Ceded premiums written	(72,254)	(13,067)	(40,527)

Net premiums written	306,059	395,932	244,912
Change in net deferred premium revenue	(90,340)	(212,817)	(93,073)

Net premiums earned (net of ceded premiums earned of $31,117; $22,957; and $28,107)	$215,719	183,115	151,839
Net investment income	120,710	77,724	51,160
Net realized losses on investments	(2,517)	(16,180)	(3,221)
Net realized and unrealized losses on credit derivatives	(690,917)	(8,385)	(6,681)
Fee income and other	215	2,365	750

Total revenues	(356,790)	238,639	193,847

Expenses
Net losses and loss adjustment expenses	720,532	14,958	26,021
Acquisition costs, net	19,971	16,240	12,231
Operating expenses	98,931	78,999	67,621

Total expenses	839,434	110,197	105,873

(Loss) income before income tax and minority interest	(1,196,224)	128,442	87,974
Income tax expense (benefit)	16,389	3,133	(1,277)

(Loss) income before minority interest	(1,212,613)	125,309	89,251
Minority interest—dividends on redeemable preferred shares	3,527	7,954	8,805

Net (loss) income	(1,216,140)	117,355	80,446
Dividends on Series A perpetual non-cumulative preference shares	8,409	—	—

Net (loss) income available to common shareholders	$(1,224,549)	$117,355	$80,446

Segment Results of Operations

The following table presents summary statement of operations data for our operating segments for the years ended December 31, 2007, 2006 and 2005:

(in thousands)	Year Ended December 31,
	2007	2006	2005
Financial guarantee insurance segment:
Gross premiums written	$321,929	$353,728	$233,269
Ceded premiums	(72,254)	(13,067)	(40,527)

Net premiums written	249,675	340,661	192,742
Change in net deferred premium revenue	(72,980)	(185,098)	(72,159)

Net premiums earned	176,695	155,563	120,583
Fee and other income	215	2,365	750

Total underwriting revenues	176,910	157,928	121,333

Net losses and loss adjustment expenses	708,570	12,639	25,369
Acquisition costs, net	12,170	10,537	4,664
Operating expenses	67,924	62,592	59,434

Total underwriting expenses	788,664	85,768	89,467

Financial guarantee insurance underwriting (loss) profit	(611,754)	72,160	31,866

Financial guarantee reinsurance segment:
Reinsurance premiums assumed	56,384	55,271	52,170
Change in net deferred premium revenue	(17,360)	(27,719)	(20,914)

Net premiums earned and total underwriting revenues	39,024	27,552	31,256

Net losses and loss adjustment expenses	11,962	2,319	652
Acquisition costs, net	7,801	5,703	7,567
Operating expenses	12,128	10,055	8,187

Total underwriting expenses	31,891	18,077	16,406

Financial guarantee reinsurance underwriting profit	7,133	9,475	14,850

Total underwriting (loss) profit	(604,621)	81,635	46,716
Corporate and other:
Net investment income	120,710	77,724	51,160
Net realized losses on investments	(2,517)	(16,180)	(3,221)
Net realized and unrealized losses on credit derivatives	(690,917)	(8,385)	(6,681)

Subtotal	(1,177,345)	134,794	87,974
Corporate operating expenses	18,879	6,352	—

(Loss) income before income tax and minority interest	(1,196,224)	128,442	87,974
Income tax expense (benefit)	16,389	3,133	(1,277)

(Loss) income before minority interest	(1,212,613)	125,309	89,251
Minority interest—dividends on redeemable preferred shares	3,527	7,954	8,805

Net (loss) income	(1,216,140)	117,355	80,446

Dividends on Series A perpetual non-cumulative preference shares	8,409	—	—

Net (loss) income available to common shareholders	$(1,224,549)	$117,355	$80,446

Discussion of Consolidated and Segment Results of Operations for the Fiscal Years 2007, 2006 and 2005

Net Income

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006. The decrease in net income available to common shareholders of $1,341.9 million for the year ended December

31, 2007, as compared to 2006, was primarily driven by: (i) higher net unrealized losses on credit derivatives of $682.5 million, resulting primarily from widening credit spreads on assets referenced in our in-force credit derivative portfolio, particularly subprime mortgage loan assets, which exist in our guarantees of ABS CDOs (ii) higher net losses and loss adjustment expenses of $705.6 million primarily due to an increase in case and unallocated reserves for a group of ABS CDO and HELOC transactions, due to a rapid deterioration in the fourth quarter of 2007 in credit quality of the collateral underlying these contracts, (iii) higher operating expenses of $19.9 million resulting primarily from higher costs for compensation, legal and advisory services and public company expenses, (iv) an increase in income taxes of $13.3 million primarily driven by a write-down of our net deferred tax asset due to cumulative net operating losses in XLCA, (v) the semi-annual dividend of $8.4 million on our Series A perpetual non-cumulative preference shares, which was issued in April 2007, (vi) an increase in acquisition costs of $3.7 million primarily driven by a write-off of deferred acquisition costs of $3.1 million related to certain guarantees of obligations supported by HELOC and CES mortgage loan collateral on which we have recognized losses, as well as higher premium taxes resulting from growth in our in-force business and (vii) a decrease in fee income of $2.2 million. These adverse factors were offset in part by (i) an increase in net investment income of $43.0 million reflecting a period over period increase in average invested assets (due to our issuance of Series A Perpetual Non-Cumulative Preference Shares in April 2007 and operating cash flow), as well as higher yields on new money investments, (ii) higher earned premiums of $32.6 million due to the continued growth of our in-force business (in particular, our book of installment premium business written in prior periods), (iii) a decrease in net realized losses on investments of $13.7 million, and (iv) a decrease of $4.4 million in dividends on our redeemable preferred shares.

Set forth below is additional information with respect to earned premiums and new business production for the year ended December 31, 2007, as compared to 2006:

Net premiums earned for the year ended December 31, 2007 were $215.7 million and included $14.7 million of earnings from the early retirement of certain guaranteed obligations (“refundings”) (or $12.0 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings). For the year ended December 31, 2006, net earned premiums were $183.1 million and included $27.4 million of refundings (or $25.2 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings). The year over year increase in earned premiums (excluding earned premiums from refundings) resulted from the continued growth in our in force book of business and business assumed from third-party primary companies. Our business production as measured by adjusted gross premiums (“AGP”) (which includes upfront premiums written in the period, current installment premiums due on business written in the period and expected future installment premiums on business written during the period discounted at 7.0%) totaled $549.1 million for the year ended December 31, 2007, a 1.3% decrease from $556.1 million in 2006. For a reconciliation of AGP to premiums written see “—Other Measures Used by Management to Evaluate Operating Performance.” Also, as a result of the recent downgrade of our ratings, we have suspended writing substantially all new business. See “—Overview” for further information.

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

The increase in our net income of $36.9 million for the year ended December 31, 2006, as compared to 2005, was primarily driven by: (i) significant growth in net premiums earned of $31.3 million, which was largely due to refunding activity, the effect of the transfer of certain business to XLFA from an affiliate in connection with our IPO, and the growth of our insured in force business, (ii) an increase in investment income of $26.6 million reflecting an increase in average invested assets and higher yields on new money investments, and (iii) lower net losses and loss adjustment expenses of $11.1 million. These factors were offset in part by (i) higher net realized losses on investments of $13.0 million which primarily resulted from a $15.1 million impairment charge recorded during 2006 on investments acquired in satisfaction of a claim, (ii) higher net realized and unrealized losses on credit derivatives of $1.7 million due primarily to higher mark to market losses on insured interest rate swaps resulting from lower long-term interest rates and the addition of interest rate swaps to the portfolio, (iii) higher net acquisition costs of $4.0 million primarily reflecting the effect of the aforementioned refunding activity and growth in our in force business, (iv) an increase in operating expenses of $11.4 million, which resulted primarily from an increase in compensation costs associated with certain employees whose compensation prior to the IPO was partially charged to other affiliates of XL Capital, as well as certain expenses associated with SCA being a standalone public company, which prior to the IPO we did not incur, and (v) an increase in income tax expense of $4.4 million resulting from higher profitability in the Company’s operations in the United States.

Set forth below is additional information with respect to earned premiums and new business production for the year ended December 31, 2006, as compared to 2005:

Net premiums earned for the year ended December 31, 2006 were $183.1 million and included $27.4 million of earnings from refundings (or $25.1 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings). For the year ended December 31, 2005, net earned premiums were $151.8 million and included $14.7 million of refundings (or $13.2 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings). The year over year increase in earned premiums (excluding earned premiums from refundings) resulted from the effect of the transfer of certain business to us from XLI in connection with our IPO, and the continued growth in our in force book of business. Our business production as measured by AGP (which includes upfront premiums written in the period, current installment premiums due on business written in the period and expected future installment premiums on business written during the period discounted at 7.0%) totaled $556.1 million for the year ended December 31, 2006, a 40.5% increase over $395.8 million in 2005. For a reconciliation of AGP to premiums written, see “—Other Measures Used by Management to Evaluate Operating Performance.”

Gross Premiums Written

All our gross premiums written are from our financial guarantee insurance segment. Gross premiums written during the period include: (i) premiums received upfront on policies or contracts written during the period, (ii) installment premiums received during the period on in-force policies or contracts that were written prior to the period, and (iii) installment premiums received during the period on policies and contracts written during the period. Gross premiums written during the period do not include installment premiums due in future periods. Accordingly, our premiums written during any period are a function of the type of contracts we write (upfront versus installment), as well as prevailing market prices. Factors affecting market prices include credit spreads, interest rates, competition and new issuance and refunding volume. Generally, financial guarantee insurers are able to charge higher premiums when credit spreads widen. Also, as a result of the recent downgrade of our ratings, we have suspended writing substantially all new business. See “—Overview” for further information. The following table presents, for the years ended December 31, 2007, 2006 and 2005, the amount of gross premiums written attributable to upfront and installment policies and contracts.

(in thousands)	Year Ended December 31,
	2007	2006	2005
Gross premiums written:
Upfront policies/contracts	$181,761	$242,397	$133,100
Installment policies/contracts	140,168	111,331	100,169

Total	$321,929	$353,728	$233,269

Gross premiums written were $321.9 million in 2007, a decrease of $31.8 million or 9.0%, from $353.7 million recorded in 2006. The decrease was primarily due to a $60.6 million decrease in upfront premiums written in the public finance and infrastructure and utilities sectors, partially offset by the increase of $28.9 million in installment premiums written in the CDO and asset backed securities sector. See “—Key Factors Affecting Profitability” for a discussion of the accounting for installment premium business and the reason why installment premium reported in any period is not indicative of new installment business production, and “—Other Measures Used by Management to Evaluate Operating Performance” for information management reviews to evaluate new business production.

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

The following table presents, for the years ended December 31, 2007, 2006 and 2005, the amount of gross premiums written by principal market:

(in thousands)	Year Ended December 31,
	2007	2006	2005
Gross premiums written:
U.S. Public finance	$113,601	$133,257	$93,820
U.S. Structured finance	102,795	101,284	67,864
International finance	105,533	119,187	71,585

Total	$321,929	$353,728	$233,269

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Measures Used by Management to Evaluate Operating Performance” for information management reviews to evaluate new business production.

Reinsurance Premiums Assumed

All our reinsurance premiums assumed are from our financial guarantee reinsurance segment. The majority of our financial guarantee reinsurance business is assumed from affiliates of FSA. Also, as a result of our recent ratings downgrades, we may be required to return all or a portion of our unearned premium on such business, as determined in accordance with accounting practices prescribed or permitted by the State of New York (“SAP”). See “—Liquidity and Capital Resources—Capital Resources—Recent Developments” for information regarding our downgrades and “—Liquidity and Capital Resources—Liquidity Resources—Letter of Credit and Liquidity Facility” for more information with regard to the amount of unearned premium that may be required to be returned to our reinsurers.

The following table presents, for the years ended December 31, 2007, 2006 and 2005, the amount of reinsurance premiums assumed from affiliates of FSA, XLI, and other third-party primary companies:

(in thousands)	Year Ended December 31,
	2007	2006	2005
Affiliates of FSA	$43,825	$38,513	$34,274
XLI	217	9,162	2,874
Third-party primary companies	12,342	7,596	15,022

Total	$56,384	$55,271	$52,170

Reinsurance premiums assumed in 2007 were $56.4 million, an increase of $1.1 million or 2.0%, as compared to $55.3 million recorded in 2006. The increase is the result of upfront deals assumed from FSA and a new business relationship with a third party primary company. The amount of reinsurance ceded to us from year to year by affiliates of FSA and other third-party primary companies depends upon the type and amount of insurance that they write, their capital needs and other factors.

Reinsurance premiums assumed in 2006 were $55.3 million, an increase of $3.1 million or 5.9%, as compared to $52.2 million recorded in 2005. The increase resulted primarily from premiums assumed in connection with the transfer of business from XLI in connection with certain transactions entered into concurrent with our IPO.

The following table presents, for the years ended December 31, 2007, 2006 and 2005, the amount of reinsurance premiums assumed attributable to upfront and installment policies and contracts:

(in thousands)	Year Ended December 31,
	2007	2006	2005
Reinsurance premiums assumed:
Upfront policies/contracts	$41,191	$35,860	$30,820
Installment policies/contracts	15,193	19,411	21,350

Total	$56,384	$55,271	$52,170

The following table presents, for the years ended December 31, 2007, 2006 and 2005, the amount of gross reinsurance premiums assumed by principal market:

(in thousands)	Year Ended December 31,
	2007	2006	2005
Gross reinsurance premiums assumed:
U.S. Public finance	$5,716	$1,095	$2,327
U.S. Structured finance	7,366	7,925	23,536
International finance	43,302	46,251	26,307

Total	$56,384	$55,271	$52,170

Ceded Premiums

We manage our in-force business based on single-risk limits to avoid concentration in single names and to mitigate event risk. For transactions that exceed these limits, we cede the excess to subsidiaries of XL Capital or third-party reinsurers. Through these cessions, we gain greater flexibility to manage large single risks and reduce concentration in specific bond sectors and geographic regions. Since our IPO, we have focused on reducing reinsurance to XLI and increase our third-party reinsurance relationships. To the extent that we cede a portion of our exposure to one or more reinsurance companies, we can reduce our concentration to particular issuers and help to control the diversification of our in-force business. In addition, use of reinsurance can increase our capacity to write new business and strengthen our financial ratios.

The following table presents, for the years ended December 31, 2007, 2006 and 2005, the amount of premiums ceded to XLI, XL Reinsurance America Inc. (“XL RE AM”) a wholly-owned subsidiary of XL Capital, and other third-party reinsurers:

(in thousands)	Year Ended December 31,
	2007	2006	2005
XLI	$(28,472)	$18,298	$(21,388)
XL RE AM	(5,095)	(12,721)	(2,449)
Other third-party reinsurers	(38,687)	(18,644)	(16,690)

Total	$(72,254)	$(13,067)	$(40,527)

All our ceded premiums are from our financial guarantee insurance segment. Ceded premiums in 2007 were $72.3 million, an increase of $59.2 million as compared to $13.1 million in 2006. The increase was largely attributable to the transfer of certain business back to XLFA from XLI in connection with our IPO in 2006, offset in part by a decrease in cessions to XL RE AM in connection with the management of XLCA’s single risk limits. Also, XLFA ceded certain business to XLI in 2007 as part of overall capital management which resulted in XLFA ceding $21.5 million of premiums to XLI.

Ceded premiums in 2006 were $13.1 million, a decrease of $27.4 million, or 67.7% as compared to $40.5 million in 2005. The decrease was largely attributable to the transfer of certain business back to XLFA from XLI in connection with our IPO, offset in part by an increase in cessions to XL RE AM in connection with the management of XLCA’s single risk limits. As a result of a capital contribution to XLFA from the net proceeds of our IPO, XLFA had additional capacity to retain risk and, accordingly, canceled reinsurance of certain policies with XLI.

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

The following table presents, for the years ended December 31, 2007, 2006 and 2005, the amount of earned premiums attributable to upfront and installment policies:

(in thousands)	Year Ended December 31,
	2007	2006	2005
Earned premium
Upfront policies/contracts	$88,134	$70,645	$56,049
Installment policies/contracts	127,585	112,470	95,790

Total	$215,719	$183,115	$151,839

Net premiums earned in 2007 were $215.7 million, an increase of $32.6 million or 17.8%, as compared to $183.1 million in 2006. The increase in earned premiums in 2007, as compared to 2006, was primarily attributable to higher earned premiums in the financial guarantee insurance segment of $21.1 million and higher earned premiums in the financial guarantee reinsurance segment of $11.5 million. Higher earned premiums in the financial guarantee insurance segment in 2007 are primarily due to the year over year growth of our in-force business (in particular, our book of installment premium business written). Earned premiums from the early retirement or refunding of insured securities in the financial guarantee insurance segment were $3.8 million in 2007, as compared to $26.6 million in 2006. The $11.5 million increase in earned premiums in our financial guarantee reinsurance segment was primarily due to an increase of $9.7 million in the early retirement or refunding of insured securities and an increase of $1.8 million in business assumed from third-party primary companies. Earned premiums from the refunding of insured securities in the financial guarantee reinsurance segment were $10.9 million in 2007, as compared to $1.2 million in 2006.

Net premiums earned in 2006 were $183.1 million, an increase of $31.3 million or 20.6%, as compared to $151.8 million in 2005. The increase in earned premiums in 2006, as compared to 2005, was primarily attributable to higher earned premiums in the financial guarantee insurance segment of $35.0 million, partially offset by lower earned premiums in the financial guarantee reinsurance segment of $3.7 million. Higher earned premiums in the financial guarantee insurance segment in 2006 are primarily due to the effect of the transfer of certain business to us from XLI in connection with our IPO, the growth of our in-force business (in particular, our book of installment premium business written in prior periods) and earned premiums from the early retirement or refunding of insured securities of $26.6 million in 2006, as compared to $12.9 million in 2005. The $3.7 million decrease in earned premiums in our financial guarantee reinsurance segment was primarily due to a decrease of $3.4 million assumed from affiliates of FSA. Earned premiums from the refunding of insured securities in the financial guarantee reinsurance segment were $1.2 million in 2006, as compared to $1.9 million in 2005.

Net Investment Income

Net investment income was $120.7 million in 2007, an increase of $43.0 million or 55.3% as compared to $77.7 million in 2006. The increase in net investment income was due primarily to higher average invested assets and higher new money yields. The increase in our average invested assets in 2007, as compared to 2006, was primarily attributable to the net proceeds from our preferred stock issuance in April 2007, the net cash inflows from our operations and the reinvestment of investment income.

Net investment income of $77.7 million in 2006, increased $26.5 million, or 51.8%, as compared to $51.2 million in 2005. The increase in net investment income in 2006, as compared to 2005, was similarly due to higher average invested assets and higher new money yields. The increase in our average invested assets in 2006, as compared to 2005, was primarily attributable to the net proceeds from our IPO and the net cash inflows from our operations.

The following tables present net investment income, average invested assets, and the effective yield on our average invested assets for the years ended December 31, 2007, 2006 and 2005, and the average duration of our invested assets as of December 31, 2007 and 2006:

(in thousands, except percentages)	Year Ended December 31,
	2007	2006	2005
Net investment income	$120,710	$77,724	$51,160
Average invested assets(1)	$2,450,267	$1,672,602	$1,319,178
Yield(2)	4.93%	4.65%	3.88%

(1)	Represents the quarterly average of the amortized cost of debt securities, short-term investments and cash and cash equivalents for the respective periods.

(2)

Effective yield represents net investment income as a percentage of average invested assets. The increase in the effective yield was due to the turnover in our investment portfolios capturing the trend of rising interest rates.

	As of December 31,
	2007	2006
Duration (in years)	3.3	3.1

Net Realized Losses on Investments

Net realized losses on investments were $2.5 million, $16.2 million, and $3.2 million in 2007, 2006 and 2005, respectively. Net realized losses in 2007 were primarily attributable to other-than- temporary impairment charges of $1.2 million and portfolio management actions relating to the management of duration, yield and exposure to certain credit risks amounting to $1.3 million. Net realized losses in 2006 were primarily due to an impairment charge of $15.1 million relating to notes acquired in satisfaction of a claim. See Note 14(d) to the Consolidated Financial Statements for a more detailed discussion. Net realized losses in 2005 were primarily attributable to portfolio management actions relating to the management of duration, yield and exposure to certain credit risks.

Net Realized and Unrealized Losses on Credit Derivatives

Changes in the fair value of CDS contracts attributable to earnings from premiums received by us from the issuance of such contracts are recorded in net premiums earned in the consolidated statement of operations. In addition, changes in the fair value of CDS contracts attributable to losses from actual and expected payments to counterparties under such contracts are recorded in net losses and loss adjustment expenses in the consolidated statement of operations, and the remaining components of the change in fair value of CDS contracts, which are attributable to changes in interest rates, credit spreads, credit quality, expected recovery rates and other market factors, are recorded in net realized and unrealized gains (losses) on credit derivatives. See “—Critical Accounting Policies and Estimates—Valuation of Credit Default Swaps.”

Net realized and unrealized losses on credit derivatives were $690.9 million, $8.4 million and $6.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The loss in 2007 was primarily attributable to our guarantees of ABS CDOs, which have significant exposure to the residential mortgage market, offset in part by an unrealized gain on the put option in the XLFA Capital Facility. See “—Critical Accounting Policies–Valuation of Credit Default Swaps,” “—Critical Accounting Policies–Exposure to Residential Mortgage Market” and “—Liquidity and Capital Resources.” The losses in 2006 and 2005 were primarily attributable to insured interest rate swaps, which are accounted for at fair value. Volatility in long term interest rates resulted in an increase in the derivative liability of these contracts.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses include current year net losses incurred and adverse or favorable development of prior year net loss and loss adjustment expenses reserves. See “—Critical Accounting Policies and Estimates—Reserves for Losses and Loss Adjustment Expenses.”

The following table presents, for the periods indicated, the activity in our reserves for losses and loss adjustment expenses, net of reinsurance:

(in thousands)	Financial Guarantee Insurance	Financial Guarantee Reinsurance	Consolidated Total
Net beginning balance, January 1, 2005	$37,394	$17,426	$54,820
Case reserve provision	12,905	(3,953)	8,952
Loss adjustment expense reserve provision	1,527	1,913	3,440
Unallocated reserve provision	10,937	2,692	13,629

Net losses and loss adjustment expenses	25,369	652	26,021
Paid loss and loss adjustment expenses	(1,952)	(738)	(2,690)

Net ending balance, December 31, 2005	60,811	17,340	78,151

Case reserve provision	(136)	298	162
Loss adjustment expense reserve provision	334	155	489
Unallocated reserve provision	12,441	1,866	14,307

Net losses and loss adjustment expenses	12,639	2,319	14,958
Cancellation of contract assumed from affiliate	—	(1,177)	(1,177)
Paid loss and loss adjustment expenses	(1,876)	(155)	(2,031)

Net ending balance, December 31, 2006	71,574	18,327	89,901

Case reserve provision	690,356	9,082	699,438
Loss adjustment expense reserve provision	3,519	28	3,547
Unallocated reserve provision	14,695	2,852	17,547

Net losses and loss adjustment expenses	708,570	11,962	720,532
Paid loss and loss adjustment expenses	(6,927)	(1,151)	(8,078)

Net ending balance, December 31, 2007	$773,217	$29,138	$802,355

Net losses and loss adjustment expenses in 2007 were $720.5 million, an increase of $705.5 million as compared to $15.0 million recorded in 2006. The increase in net losses and loss adjustment expenses was attributable to higher net losses and loss adjustment expenses in the financial guarantee insurance segment of $695.9 million and higher net losses and loss adjustment expenses in the financial guarantee reinsurance segment of $9.6 million. Higher net losses and loss adjustment expenses in the financial guarantee insurance segment primarily resulted from higher provisions for case and loss adjustment expense reserves of $693.7 million and higher provisions for unallocated reserves of $2.3 million. During 2007 our financial guarantee insurance segment increased its case reserve provisions by $838.5 million ($651.1 million net of reinsurance) for certain guarantees of ABS CDOs, and by $216.7 million ($37.2 million net of reinsurance) for certain guarantees of obligations supported by HELOC and CES mortgage collateral, due to deterioration in the credit quality of the collateral underlying these contracts. See Note 14(a) and 14(b) of our

Consolidated Financial Statements, respectively, included elsewhere herein for further details of these transactions. Our reinsurance segment increased its case reserve provisions by $9.7 million during 2007 for a transaction assumed from FSA. See Note 14(f) of our Consolidated Financial Statements, respectively, included elsewhere herein for further details of this transaction.

Net losses and loss adjustment expenses in 2006 were $15.0 million, a decrease of $11.0 million or 42.3%, as compared to $26.0 million recorded in 2005. The decrease in net losses and loss adjustment expenses was primarily attributable to lower net losses and loss adjustment expenses in the financial guarantee insurance segment of $12.7 million, offset in part by higher net losses and loss adjustment expenses in the financial guarantee reinsurance segment of $1.7 million. Lower net losses and loss adjustment expenses in the financial guarantee insurance segment resulted from lower case reserves of $14.2 million, offset in part by a higher provision for unallocated reserves of $1.5 million. During 2006 there was a nominal case reserve provision for losses and loss adjustment expenses, whereas 2005 included case basis reserve provisions aggregating $12.2 million, of which $12.1 million related to two insured obligations. See Note 14(c) and 14(d) to the Consolidated Financial Statements elsewhere herein for details. Higher net losses and loss adjustment expenses in the financial guarantee reinsurance segment was primarily attributable to a net increase in the net case reserve provision of $0.5 million in 2006 as compared to a net decrease in the case reserve provision for losses and loss adjustment expenses in 2005 of $2.0 million. The net decrease in the 2005 provision was primarily related to the reduction in certain case reserves on transactions assumed from FSA, offset in part by an increase in the case provision of loss adjustment expenses in 2005 relating to certain business which we reinsured from XLI and which was cancelled in 2006 in connection with our IPO.

Also, during 2006 we recorded a $15.2 million increase in our gross case reserve relating to an insured project financing, as well as a $5.0 million gross case reserve in connection with an insured transaction supported by loans to medical providers. See Note 14(c) and 14(d) of our Consolidated Financial Statements, respectively, included elsewhere herein for further details of these two insurance transactions. These increases in case reserves in 2006 had no effect on our results of operations due to reinsurance and indemnities provided to us by XL Capital in connection with our IPO. In addition, during 2006 one of the two insured transactions discussed in Note 14(e) to our Consolidated Financial Statements included elsewhere herein was retired pursuant to rights exercised by the sponsor of the obligation. As a result thereof, we recorded a reduction in our net case reserves of $1.1 million in the financial guarantee insurance segment. This reduction was offset by a $1.3 million increase in case reserves relating to the other insured transaction discussed in Note 14(e) to the Consolidated Financial Statements resulting from the cancellation of reinsurance protection on the transaction which we had purchased from a third-party financial guarantee company.

Acquisition Costs, Net

The following table presents the components of acquisition costs, net, for the years ended December 31, 2007, 2006 and 2005:

(in thousands)	Year Ended December 31,
	2007	2006	2005
Amortization of deferred acquisition costs and ceding commissions
Financial Guarantee Insurance:
Acquisition costs	$19,483	$16,719	$12,370
Ceding commissions	(7,313)	(6,182)	(7,706)

Acquisition costs, net	$12,170	$10,537	$4,664
Financial Guarantee Reinsurance:
Acquisition costs	7,801	5,703	7,567

Acquisition costs, net	$19,971	$16,240	$12,231

Capitalized acquisition costs in the financial guarantee insurance segment consist of a portion of compensation, travel and entertainment and marketing costs; as well as premium and excise taxes,

rating agency fees and legal costs associated with the production of new business. Such capitalized acquisition costs are reduced by ceding commission income on premiums ceded to reinsurers.

Amortization of acquisition costs in the financial guarantee insurance segment was $19.5 million for the year ended December 31, 2007, an increase of $2.8 million, as compared to $16.7 million in 2006 (which included $0.8 million and $2.1 million, respectively, of accelerated amortization of deferred acquisition costs due to refundings in 2007 and 2006). Excluding the impact of refundings, calls and other accelerations, the increase of $4.1 million primarily reflects a write-off of deferred acquisition costs of $3.1 million related to certain guarantees of obligations supported by HELOC and CES mortgage loan collateral on which we have recognized losses, as well as higher premium taxes resulting from growth in our in-force business.

Amortization of deferred ceding commission revenue in the financial guarantee insurance segment for the year ended December 31, 2007 increased by $1.1 million, as compared to 2006, due to an increase in ceded premiums earned resulting from continued exposure management.

Acquisition costs in the financial guarantee reinsurance segment represent commissions paid to acquire assumed business, as well as fees for letters of credit to secure our obligations to primary companies so that they can take credit for our reinsurance in filings with their insurance regulators. Amortization of acquisition costs in the financial guarantee reinsurance segment was $7.8 million for the year ended December 31, 2007, an increase of $2.1 million, as compared to $5.7 million in 2006. The increase was primarily the result of an increase in net premiums earned in the financial guarantee reinsurance segment and an increase in letter of credit fees of $0.4 million.

Amortization of acquisition costs in the financial guarantee insurance segment was $16.7 million for the year ended December 31, 2006, an increase of $4.3 million, as compared to $12.4 million in 2005 (which included $2.1 million and $1.1 million, respectively, of accelerated amortization of deferred acquisition costs due to refundings, calls and other accelerations in 2006 and 2005). Excluding the impact of refundings, calls and other accelerations, the increase of $3.3 million primarily reflects higher acquisition costs resulting from the growth in our in-force business.

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

Operating Expenses

Operating expenses were $98.9 million in 2007, an increase of $19.9 million or 25.2% as compared to $79.0 million in 2006. The increase in operating expenses in 2007, as compared to 2006, was primarily attributable to: (i) higher corporate expenses of $12.5 million reflecting a full year as a public company, as compared to 2006, (ii) higher operating expenses in the financial guarantee insurance segment of $5.1 million, and (iii) higher operating expenses in the financial guarantee reinsurance segment of $2.1 million. The overall increase in operating expenses in 2007, as compared to 2006, was primarily due to a $7.8 million increase in professional fees incurred during 2007, a $7.6 million increase in compensation costs reflecting the fact that in 2006 a portion of certain of our employees compensation prior to the IPO was charged to other affiliates of XL Capital, as well as the increase in corporate expenses previously discussed.

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

Income Tax Expense (Benefit)

For the year ended December 31, 2007, we reported income tax expense of $16.4 million, an increase of $13.3 million, as compared to income tax expense of $3.1 million reported in 2006. We have concluded that future income forecasted to be generated is insufficient to cause the realization of our deferred tax assets within a reasonable period, thus a valuation allowance has been established against the entire deferred tax asset at December 31, 2007. For the year ended December 31, 2006, we reported income tax expense of $3.1 million, an increase of $4.4 million, as compared to a net income tax benefit of $1.3 million reported in 2005. The increase was primarily attributable to higher pre-tax income at our U.S. insurance subsidiaries in 2006 compared to pre-tax losses in 2005, as well as a valuation allowance of $1.9 million established against net unrealized losses on investments and realized capital loss carry forwards in the U.S. See Note 15 to the Consolidated Financial Statements included elsewhere herein for further details.

Minority Interest—Dividends on and Redemption of Redeemable Preferred Shares

Dividends on XLFA’s Series A Redeemable Preferred Shares were $3.5 million for year ended December 31, 2007, a decrease of $4.5 million, as compared to $8.0 million in 2006.

The decrease in dividends on XLFA’s Series A Redeemable Preferred Shares during the year ended December 31, 2007, as compared to 2006 was due to an amendment of the terms of the preferred shares pursuant to an agreement with the holders of such securities in February of 2007 which resulted in the payment of an extraordinary dividend on March 30, 2007 of $15.0 million and a change in the stated value of such securities from $54.0 million to $39.0 million. As a result of the reduction in stated value, dividends on XLFA’s Series A Redeemable Preferred Shares will be approximately $0.8 million quarterly subsequent to March 31, 2007 compared to $1.1 million quarterly prior to the amendment. See “—Liquidity and Capital Resources—Liquidity Resources—XLFA Redeemable Preferred Shares Extraordinary Dividend and Redemption.”

Dividends on XLFA’s Series A Redeemable Preferred Shares were $8.0 million for year ended December 31, 2006, a decrease of $0.8 million, as compared to $8.8 million in 2005.

The decrease in dividends on XLFA’s Series A Redeemable Preferred Shares during the year ended December 31, 2006, as compared to 2005, was due to an amendment of the terms of the preferred shares pursuant to an agreement with the holders of such securities in April 2006 resulting in: (i) the elimination of the participating dividend on the preferred shares, which was in effect prior to 2006, (ii) an increase in the stated value of the redeemable preferred shares to $54.0 million from $39.0 million, and (iii) an increase in the fixed dividend rate of 5%, which was in effect prior to 2006, to a fixed rate of 8.25%.

At any time after November 3, 2008, the holders of XLFA’s Series A Redeemable Preferred Shares may require XLFA to redeem their Series A Redeemable Preferred Shares. XLFA’s Series A Redeemable Preferred Shares may also be required to be redeemed upon the occurrence of a change of control.

Dividends on SCA Series A Preference Shares

Because dividends on our SCA Series A Preference Shares are non-cumulative and the declaration of such dividends are subject to the discretion of the Company’s Board of Directors, under GAAP such dividends can only be recognized when declared by the board and may not be accreted ratably over each fiscal year. In addition, because the governing documents underlying the SCA Series A Preference Shares provide for semi-annual dividends, dividends will only be recognized during the first and third quarters of each fiscal year, if declared by the Board of Directors. During the year ended December 31, 2007 a semi-annual dividend of $8.4 million on the SCA Series A Preference Shares was declared July 31, 2007 by our Board of Directors and paid on October 1, 2007 to shareholders of record of the SCA Series A Preference Shares on September 28, 2007. At its most recent meeting on March 5, 2008, our Board of Directors did not declare a semi-annual dividend with respect to our SCA Series A Preference Shares. Any future dividends will be subject to the discretion and approval of the Board of Directors, applicable law and regulatory and contractual regulatory requirements. See “—Liquidity and Capital Resources”.

Liquidity and Capital Resources

Recent Developments

The maintenance of triple-A ratings has been fundamental to our historical business plan and business activities. However, adverse developments in the credit markets generally and the mortgage markets specifically in the second half of 2007 that rapidly accelerated in the fourth quarter have had a material adverse effect on our business, results of operations and financial condition. These effects include rating agency downgrades of, and significant provisions for losses and loss adjustment expenses associated with, certain of the RMBS and ABS CDOs guaranteed by us. As a result, the capital requirements for maintaining our historic triple-A ratings from each of the three rating agencies (Moody’s, Fitch and S&P) increased materially.

Subsequently, all three rating agencies took the negative rating actions, described below, which have caused us to suspend writing substantially all new business resulting in the loss of future incremental earnings and cash flow.

•

On January 23, 2008, Fitch downgraded the IFS ratings of XLCA, XLCA-UK and XLFA to “A” (Rating Watch Negative) from “AAA.” Fitch has announced that, based on its model, SCA has a capital shortfall of more than $2 billion at the “AAA” rating threshold.

•

On February 25, 2008, S&P downgraded the IFS, financial enhancement and issuer credit ratings of XLCA, XLCA-UK and XLFA to “A–” from “AAA” and each remains on CreditWatch with negative implications. S&P also announced that under its updated theoretic bond insurance stress case scenario, our total after-tax net loss in our guarantees of RMBS and CDOs is estimated by it to be approximately $2.8 billion, which, we believe, would result in a capital shortfall of approximately $1.8 billion at S&P’s “AAA” ratings level.

•

On March 4, 2008, Moody’s placed the “A3” IFS ratings of XLCA, XLCA-UK and XLFA on review for possible downgrade. Previously, on February 7, 2008, among other actions, Moody’s downgraded the IFS ratings of XLCA, XLCA-UK and XLFA to “A3” (Negative Outlook) from “Aaa.” Moody’s also noted that, under its analysis, the capitalization required to cover losses at the “Aaa” target level would exceed $6 billion compared to Moody’s estimate of SCA’s current claims paying resources of $3.6 billion.

The amount of new capital that we may need to raise, and other plans that we may need to implement, to address the ratings agencies’ requirements to restore our ratings may be significant. We have been exploring strategic options with our advisors, regulators, potential investors and counterparties to preserve and potentially enhance our capital resources, address the rating agencies requirements and eventually restore our ratings to a level sufficient to permit us to recommence writing new business; however, we cannot provide any assurance when and if we can successfully address the rating agencies requirements or that we will be able to recommence writing new business in the near term or at all.

In addition, under certain of our reinsurance agreements, in the event of a ratings downgrade of our operating subsidiaries (which has already occurred) or other trigger events, the primary companies that have ceded business to us generally have the right (subject to applicable cure periods) to commute such reinsurance and take back all or a fixed percentage of all in-force business that has been ceded by such companies to us. In such event, we would be required to return to the primary company all or a portion of the U.S. statutory unearned premium for such business at such time. While no request has been made to date, if all of our primary companies took back such business, we estimate the amount of U.S. statutory unearned premium to be returned to such primary companies to be approximately $138.7 million, net of ceding commission, as of December 31, 2007. If such business were commuted due to the aforementioned circumstances, our future earnings would be adversely affected by the amount of returned unearned premium, as well as the loss of any future installment premiums that we would have received in the future from such returned business. However, we believe such an event would also: (i) reduce the amount of capital we are required to maintain by rating agencies to support our business, which we estimate to be approximately $250.0 million to $400.0 million depending on the rating agency, and (ii) reduce, by approximately $235.0 million, the amount of letters of credit we maintain for the benefit of the reinsured primary companies.

We believe our liquidity resources are sufficient to fund our obligations and to comply with our regulatory solvency and regulatory risk limit requirements for at least the next twelve months, notwithstanding the suspension of writing substantially all new business, the downgrades of our ratings by the rating agencies, the significant reserves for losses and loss adjustment expenses that we have recorded on our guarantees of obligations supported by mortgage loan collateral, and the dislocation in the credit markets that we operate in.

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

As of December 31, 2007 and December 31, 2006, we had $432.5 million and $70.8 million in reinsurance recoverables from our reinsurers relating to specific case reserves. The following table presents, by reinsurer, the amount of our in-force principal exposure ceded to reinsurers as of December 31, 2007 and 2006:

(in millions, except percentages)	As of December 31, 2007			As of December 31, 2006
	Ceded Par Outstanding	% Of Gross Par Outstanding	Reinsurance Balances Recoverable	Ceded Par Outstanding	% Of Gross Par Outstanding	Reinsurance Balances Recoverable
XLI	$5,138.0	2.8%	$323.8	$668.9	0.5%	$64.4
XL RE AM	2,367.0	1.4%	52.4	912.2	0.7%	6.4
AAA Companies(1)	4,852.0	2.7%	44.5	2,565.9	2.0%	—
AA Companies and others(2)	6.061.2	3.3%	11.8	3,179.5	2.5%	—

Total	$18.418.2	10.2%	$432.5	$7,326.5	5.7%	$70.8

(1)	“AAA Companies” means those firms that have both an “AAA” rating from S&P and an “Aaa” rating from Moody’s.

(2)

“AA Companies and others” means those firms (other than XLI) that have either an “AA” category rating from S&P and/or an “Aa” category rating from Moody’s or have an investment grade rating but do not have a financial enhancement rating from S&P.

The amount of rating agency capital benefit for reinsurance we receive depends, in part, on the rating of the reinsurer. The recent credit crisis has resulted in some of our reinsurers being placed on negative watch by the rating agencies, and as a consequence, the rating agency capital credit we receive from two of our reinsurers has been reduced from 80% to 25% and for another reinsurer the rating agency capital credit we receive has been reduced from 80% to 60%. This has resulted in higher amounts of capital we are required to maintain by the rating agencies to support our ratings. Further declines in the rating of these insurers and declines in the ratings of other reinsurers, may result in even higher amounts of capital we are required to maintain. For example, absent a posting of collateral by a reinsurer, should the rating of a reinsurer decline below “A” we would receive zero rating agency capital credit for reinsurance.

XLFA’s counterparties are not required to post collateral to secure the reinsurance recoverables from them (but may elect to post collateral for their obligations in lieu of termination or in lieu of an increase in ceding commission allowance) and accordingly, we are subject to their credit risk. In these circumstances we have the right to terminate on a cut-off basis (meaning that the reinsurance coverage is terminated in full and the reinsurer generally is required to return unearned premium) or a run-off basis (meaning that the reinsurance coverage remains in place for existing policies ceded but no new obligations may be ceded to the reinsurer) at any time by written notice, if we choose to recapture the risk ceded to these reinsurers, which would require us to hold additional capital against these recaptured risks. As a result of any such recapture, we would cease to have reinsurance for the losses on the transactions formerly ceded to reinsurers.

As an unauthorized reinsurer in the State of New York, XLFA must provide collateral security to XLCA and its other ceding companies for them to receive full regulatory credit for reinsurance. As of December 31, 2007, XLCA has received full regulatory credit for its reinsurance with XLFA because XLFA posted marketable securities with a market value of approximately $2.0 billion in a trust for the benefit of XLCA. Should XLFA not have sufficient funds to collateralize its obligations fully to XLCA and its other ceding companies, XLCA may not receive full regulatory credit for its reinsurance in the future and therefore may suffer adverse regulatory consequences.

Other Matters

On April 5, 2007, we consummated the sale of $250.0 million of our SCA Series A Preference Shares which were offered for sale pursuant to a private placement. Gross proceeds from the offering were $250.0 million, offering costs were $3.4 million, and net proceeds were $246.6 million. The SCA Series A Preference Shares are perpetual non-cumulative securities with no fixed maturity date and, if declared by our Board of Directors, will pay a fixed dividend, on a semi-annual basis during the first and third quarters of each fiscal year, at the annualized rate of 6.88% until September 30, 2017. After such date, the SCA Series A Preference Shares, if declared by our Board of Directors, will pay dividends, on a quarterly basis, at a floating rate based on three-month LIBOR plus 2.715%. Dividends on the SCA Series A Preference Shares are non-cumulative and the SCA Series A Preference Shares have a liquidation preference of $1,000 per preference share.

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

On December 19, 2007 we completed an offer to exchange up to $250.0 million of our unregistered privately placed SCA Series A Preference Shares (the “Initial Shares”) for SCA Series A Preference Shares, with the same terms and conditions, registered under the Securities Act whereby 100% of the Initial Shares, were tendered prior to the expiration of the exchange offer on December 19, 2007 and were accepted for exchange by the Company.

On August 30, 2007, we filed a universal shelf registration statement on Form S-3 with the SEC, which became effective on such date and provides for the issuance of any or a combination of debt, equity and other forms of securities.

Liquidity Resources

We define liquidity resources to include our investments in debt securities, short-term investments, cash and cash equivalents, accrued investment income, the capacity for revolving credit loans under our letter of credit and liquidity facility (see “—Letter of Credit and Liquidity Facility” below for details), and with respect to XLFA, our soft capital credit facility (see “—XLFA Capital Facility” below for details). At December 31, 2007 and December 31, 2006 our total liquidity resources on a consolidated basis were $3.2 billion and $2.6 billion, respectively. At December 31, 2007, approximately $2.0 billion of our liquidity resources was deposited in a trust for the benefit of XLCA. Adverse developments in our case basis reserves for losses and loss adjustment expenses would require XLFA to deposit additional collateral (marketable securities or cash) in this trust. This could reduce the amount of our resources that are available to satisfy our other obligations.

For the year ended December 31, 2007 net cash flows from operating and financing activities were $285.5 million and $213.6 million, respectively. The net cash flows from financing activities are net of $13.5 million used to pay dividends to holders of our common and preferred shares. Net cash inflow from operations was attributable to new business written and investment income and net cash inflow from financing activities was driven from our issuance of SCA Series A Preference Shares discussed below. Net cash used in investing activities was $452.5 million, reflective of the investment of cash from operations and the proceeds from the SCA Series A Preference Shares offering.

SCA Liquidity

As a holding company, our cash flow consists of dividends from our insurance subsidiaries (XLCA and XLFA), if declared and paid, and investment income on our invested assets, offset by expenses incurred for employee compensation and other expenses consisting primarily of costs incurred as a stand-alone public company, including: board of directors fees, directors and officers liability insurance, independent auditor fees, stock registrar and listing fees, legal and other advisory fees, and annual report and proxy production and distribution costs.

The payment of dividends or advances from our insurance subsidiaries is subject to regulatory restrictions. In addition, the ability of our insurance subsidiaries to conduct business depends upon ratings from independent rating agencies and, consequently, they are subject to rating agency imposed restrictions which also may affect their ability to pay dividends or make advances. As a result of these regulatory and rating agency restrictions, there can be no assurance that our insurance subsidiaries will be able to pay dividends or make advances, or that any dividends or advances paid by our insurance subsidiaries will be sufficient to fund our cash requirements or that we will not be required to seek external debt or equity financing to meet our operating expenses.

In the ordinary course of business, we evaluate our liquidity resource needs in light of our expenses, our dividend policy, and the dividend paying ability of our insurance subsidiaries. Based on our liquidity resources (as described above) as of December 31, 2007, which aggregated $273.8 million (consisting of $250 million under our revolving credit facility described below and $23.8 million of cash) at Security Capital Assurance Ltd. on a stand-alone basis, and the income we expect to receive from such liquidity resources, we believe that our holding company will have sufficient liquidity to fund its obligations over the next twelve months. During the year ended December 31, 2007, our Board of Directors declared quarterly dividends on our common shares which were paid on March 30, 2007, June 29, 2007, September 28, 2007, and December 31, 2007, respectively, in the aggregate amount of approximately $5.1 million. Also, on July 31, 2007 our Board of Directors declared a semi-annual dividend on the SCA Series A Preference Shares aggregating $8.4 million, which was paid on October 1, 2007. At its most recent meeting on March 5, 2008, our Board of Directors did not declare either a quarterly dividend with respect to our common shares or a semi-annual dividend with respect to our SCA Series A Preference Shares. Any future dividends will be subject to the discretion and approval of the Board of Directors, applicable law and regulatory and contractual requirements.

In connection with our IPO, XLCA and XLFA each passed resolutions that provided that, until the second anniversary of the IPO, each will not declare or grant dividends on its common stock, other than to fund certain parent holding company operating expenses and debt service requirements and, to fund dividends on our preferred stock and “nominal” dividends on our common stock. Subsequently, XLFA passed a superseding resolution for purposes of capital reallocation between the operating entities permitting the payment of a dividend in the amount of $130 million, the proceeds of which were ultimately contributed to the capital of XLCA on December 31, 2007. In addition, New York Insurance law contains a test governing the amount of dividends that XLCA can pay in any year and, as a result of the application of such test, XLCA cannot currently pay dividends, without notice to, and prior approval from, the New York Superintendent. As a U.S. company paying dividends to a Bermuda holding company, XLCA’s dividends are subject to a 30% withholding tax rate. On December 28, 2007, XLCA issued a surplus note to XLFA in the aggregate principal amount of $75 million maturing on December 31, 2017. The note bears interest at 10% per annum, payable semi-annually on June 30 and December 31 of each year. The note is payable only out of surplus and with the prior approval of the New York State Insurance Department. XLFA is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio, or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. It has been XLFA’s practice and remains our intention to continue to consult with the BMA prior to declaring any dividend or distribution of surplus or entering into any new intercompany loan or agreement. There can be no assurance that the BMA will not object to or seek to block any such action in the future.

Operating Subsidiaries’ Liquidity

Liquidity resources at our operating subsidiaries are primarily used to pay their operating expenses, claims, reinsurance premiums, support in force business, and pay dividends to us, as well as in the case of XLCA to make investments from time to time in its subsidiary, XLCA-UK. Our operating subsidiaries’ principal sources of liquidity resources are their portfolio of liquid assets and their net operating cash flow, as well as, in the case of XLFA, a capital facility described under “XLFA Capital Facility” below. Liquidity resources can be affected by changes in interest rates and the amount and timing of loss payments as well as the other factors described under “Key Factors Affecting Profitability.”

Our operating subsidiaries’ liquidity resources include investments in debt securities, short-term investments, cash and cash equivalents and accrued investment income. These liquidity resources are subject to market conditions, regulation and rating agency requirements and we cannot guarantee that they will have sufficient liquidity resources in the future or that they will not have to seek alternative sources of liquidity, which may be more expensive than their current liquidity resource options. We believe, however, that our operating subsidiaries’ sources of liquidity are adequate to meet their anticipated needs for at least the next twelve months.

In direct financial guarantee business underwritten by XLCA, our general practice is not to agree to ratings-based triggers which require the mandatory posting of collateral or which would otherwise have a material adverse impact on our liquidity position. The transactions which have ratings-based triggers usually require downgrades of several notches before such triggers are breached. Typical consequences for breach of such ratings-based triggers may include (a) loss or sharing of our voting/control rights or (b) optional termination by the counterparty which, if exercised, generally results in the loss of future premium. In many instances, these consequences can be cured by certain corrective actions taken by us at our option within stipulated time periods (with limited exceptions, usually 20 to 30 days). Because of the decline in our ratings, holders of our financial guarantees may elect to exercise their rights to terminate our financial guarantees thereby decreasing future premiums payable to us.

The inwards reinsurance agreements XLFA has with primary insurers generally contain ratings-based triggers whereby if XLFA is downgraded to a level of “AA+” to “A+” (which given the downgrades of XLFA, subject to the applicable cure provisions in the agreements, have been triggered), depending upon the reinsurance agreement, the primary insurer has the right, but not the obligation, to terminate the agreement and take back generally all or a fixed percentage of all transactions under a given reinsurance agreement. XLFA may generally, but is not obligated to, provide collateral to an extent which gives the primary insurer the ability to obtain full financial credit for our reinsurance. If the primary insurer elects to terminate the reinsurance agreement on a cut-off basis and depending upon the reinsurance agreement, XLFA may be required to pay to the primary insurer the statutory unearned premiums on the policies and XLFA would forgo any future installment premiums for which reinsurance is terminated. If all third-party reinsurance agreements, including those with FSA, were terminated on a cut-off basis, we would have to return U.S. statutory unearned premium, net of ceding commissions, of approximately $138.7 million as of December 31, 2007. In addition, the primary insurer may also have the option to increase the ceding commission to a prearranged level in line with the rating of XLFA after the downgrade and any such increases will reduce cash flow from operations. Other termination triggers also exist such as: (i) decline in our policyholders’ surplus of more than 25% from one quarter to the next, (ii) insolvency, (iii) illegality and other standard termination provisions. The primary insurer typically has the option as to whether policies are terminated on a run-off or cut-off basis.

The outwards reinsurance agreements XLFA and XLCA have with reinsurers generally contain ratings-based triggers whereby if XLFA or XLCA, as applicable, is downgraded generally to a level of “AA/Aa2” to “A/A3,” depending upon the reinsurance agreement, the reinsurer has the right, but not the obligation, to terminate the agreement on a run-off basis. Should XLFA and/or XLCA reassume business as noted above, XLFA and XLCA will be required to hold additional capital against this re-assumed business. Further, re-assumed policies may be policies where losses are expected or may develop, further increasing our losses.

XLCA

Cash Flows. XLCA reported net cash provided by operating activities of $20.0 million for the year ended December 31, 2007 compared to $81.7 million of net cash provided by operating activities in 2006. Net cash provided by operating activities decreased by $61.7 million. The decrease in XLCA’s cash flow from operations is primarily due to: (i) slightly lower business production (particularly in the public finance sector), as compared to the prior year, and (ii) a higher proportion of installment business, as compared to upfront business, during the year ended December 31, 2007, as compared to 2006, offset in part by (iii) XLCA’s higher retention of business resulting from the change in its quota share arrangement with XLFA, whereby effective July 1, 2006 XLCA began ceding up to 75% of its business to XLFA, as compared with 90% prior thereto.

XLCA reported net cash used in investing activities was $116.6 million and $56.4 million for the years ended December 31, 2007 and 2006, respectively. Cash used in investing activities is primarily a result of investing cash generated from operating activities. See “—Liquidity Resources” above.

As of December 31, 2007 and 2006, XLCA had readily marketable debt securities and short-term investments with a carrying value of $464.1 million and $347.2 million, respectively. In addition, at those dates, approximately 99.9% of XLCA’s fixed income portfolio was rated “A” or higher.

XLCA guarantees the obligations of XLAF, an indirect wholly owned subsidiary of XL Capital, under certain GICs. These GICs contain ratings triggers based on the rating of XLCA, substantially all of which were triggered upon XLCA’s recent downgrades by S&P, Moody’s and Fitch. XLAF may be required to repay or collateralize these GICs, and as guarantor of XLAF’s obligations,

XLCA may be required to repay these amounts should the assets in XLAF’s investment portfolio prove insufficient or should XLAF otherwise fail to perform its obligations thereunder. Although XLAF is a wholly owned subsidiary of XL Capital, XL Capital is not contractually obligated to support XLAF’s obligations under the program agreements or the GICs. XL Capital has, however, communicated to XLCA and publicly disclosed its intent to settle all such liabilities and its expectation to do so for substantially all GICs by the end of March 2008. Accordingly, XLCA does not expect to incur any claims under its insurance of XLAF’s GICs. The aggregate face amount of XLAF’s GICs outstanding at December 31, 2007 and 2006 which were guaranteed by XLCA was $4.0 billion and $3.9 billion, respectively. As of February 29, 2008, the remaining aggregate face amount outstanding of such GICs was approximately $2.0 billion.

While XLCA is currently solvent, it would be an event of default under most of the CDS contracts insured by XLCA if XLCA should become insolvent or placed into rehabilitation, receivership, liquidation or other similar proceedings by a regulator. If there were an event of default or termination event under the CDS contracts guaranteed by XLCA, as a result of XLCA’s insolvency or otherwise, while the event of default or determination event continued, in certain cases the holders of these CDS contracts may have the right to terminate the CDS contracts and to obtain a termination payment XLCA, based on the market value of the CDS contracts at the time of termination. Under current market conditions this would result in a substantially liability to XLCA, which would be in excess of its ability to pay.

See also “—Ceded Reinsurance Recoverables” above.

XLFA

Cash Flows. XLFA reported net cash provided by operating activities of $191.6 million for the year ended December 31, 2007 compared to $308.1 million in 2006. Net cash provided by operating activities decreased by $116.5 million.

XLFA reported net cash used in investing activities of $328.3 million and $429.0 million for the years ended December 31, 2007 and 2006, respectively. Cash used in investing activities is primarily a result of investing cash generated from operating activities and financing activities. See “—Liquidity Resources” above.

XLFA reported net cash provided by financing activities was $76.5 million and $185.1 million for the years ended December 31, 2007 and 2006, respectively. The current year net inflow reflects the contribution of $225.0 million of net proceeds from the issuance of SCA Series A Preference Shares, partially offset by dividends paid to SCA and dividends paid to holders of the redeemable preferred shares of XLFA.

As of December 31, 2007 and 2006, XLFA had readily marketable debt securities and short-term investments with a carrying value of $2.0 billion and $1.6 billion, respectively. In addition, at those dates, approximately 99.4% of XLFA’s fixed income portfolio was rated “A” or higher.

Letter of Credit and Liquidity Facility

On August 1, 2006, we and certain of our subsidiaries entered into an aggregate $500 million, five-year letter of credit and revolving credit facility (the “Facility”) with a syndicate of banks, for which Citibank N.A. is the administrative agent. The Facility provides for letters of credit of up to $250 million and up to $250 million of revolving credit loans with the aggregate amount of outstanding letters of credit and revolving credit loans thereunder not to exceed $500 million. On December 26, 2007, we entered into Amendment No. 1 to the Facility. The Amendment was technical and did not represent substantive changes to the Facility.

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

The Facility contains financial covenants that require that we at any time (a) prior to August 1, 2008, maintain a minimum consolidated net worth (defined as total shareholders’ equity before accumulated other comprehensive income and excluding the effect of any adjustments required under SFAS No. 133) of $857.4 million, (b) on or after August 1, 2008, maintain a minimum consolidated net worth (as defined above) equal to the greater of (1) $857.4 million or (2) an amount equal to 65% of the consolidated net worth (as defined above) as of the end of the then most recent fiscal year or fiscal quarter of SCA for which financial statements shall have been delivered, and (c) maintain a maximum total funded debt-to-total capitalization ratio of 30%. At December 31, 2007, our consolidated net worth (as defined above), as calculated by us in accordance with the Facility, was $1,091.0 million and we had no debt outstanding. The Facility also contains certain covenants, including restrictions on mergers, acquisitions and other business consolidations; the sale of assets; incurrence of indebtedness; liens on our assets; and transactions with affiliates. In addition, the Facility contains certain customary provisions regarding events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to certain other indebtedness, certain events of bankruptcy and insolvency, material judgments, certain events under the Employee Retirement Income Security Act of 1974, as amended, and changes of control. The Facility also requires that we deliver audited financial statements without a “going concern” or like qualification or exception and without any qualification or exception as to the scope of such audit.

As of December 31, 2007, XLFA had letters of credit outstanding under the Facility of $233.0 million, which were established for the benefit of primary insurance companies reinsured by us, as explained below. No revolving loans have been drawn by us under the Facility since its inception. For the year ended December 31 2007, and the period from August 1, 2006 through December 31, 2006, we incurred expenses of $0.6 million and $0.2 million, respectively, under the Facility. Prior to August 1, 2006, XL Capital had drawn letters of credit under its credit facility with a syndicate of commercial banks for the benefit of primary companies reinsured by us. For the period from January 1, 2006 through July 31, 2006 and the year ended December 31, 2005, we incurred expenses of $0.3 million and $1.6 million, respectively, related to letters of credit drawn by XL Capital for the benefit of primary companies reinsured by us.

Primary companies reinsured by us may require us to provide collateral or letters of credit so they can receive reinsurance credit under certain U.S. state laws. In addition, under certain of our reinsurance agreements, we have the option to provide collateral or letters of credit in favor of the primary companies we reinsure in the event of a downgrade of our credit ratings or other events which would diminish the reinsurance credit provided to such primary companies by the rating agencies for our reinsurance. Although our credit ratings were downgraded, as of the date hereof, we have not received a request from any of the primary companies we reinsure to provide collateral or letters of credit and we have not made any determination whether we will provide collateral or letters of credit to such primary companies. As of December 31, 2007, we had $17.0 million of additional letter of credit capacity available.

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

XLFA’s Series B preferred Shares were created in conjunction with the establishment of the Asset Trust. The Series B Preferred Shares are non-cumulative redeemable perpetual preferred shares with a par value of $120 per share. The Series B Preferred Shares rank prior to XLFA’s common and Series A Redeemable Preferred Shares (see Note 5 to the Consolidated Financial Statements located elsewhere herein) and have a liquidation preference of $100,000 each. In the event that XLFA exercises its put option to the Asset Trust and the Series B preferred shares are issued, the holders of outstanding Series B Preferred Shares shall be entitled to receive, in preference to the holders of XLFA’s common and Series A Redeemable Preferred Shares, cash dividends at a percentage rate per Series B Preferred Share as follows:

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

On February 11, 2008, XLFA exercised the put option, for the first time since the inception of the facility, to issue $200 million of non-cumulative perpetual Series B preferred shares which, if declared, by XLFA’s Board of Directors, will pay monthly dividends as discussed above. On February 26, 2008, XLFA declared dividends on the Series B preferred shares at the applicable rate for the next three monthly periods.

XLFA Redeemable Preferred Shares Extraordinary Dividend and Redemption

On February 27, 2007, the Board of Directors of XLFA approved: (i) an extraordinary dividend of $15.0 million on its Series A Redeemable Preferred Shares, and (ii) a reduction in the stated value of the remaining outstanding Series A Redeemable Preferred Shares by a corresponding amount. Payment of the extraordinary dividend and the reduction in the stated value of the Series A Redeemable Preferred Shares occurred on March 30, 2007. This transaction was accounted for as a redemption of the preferred shares. As a result of the reduction in stated value, dividends on the Series A Redeemable Preferred Shares will be $0.8 million quarterly subsequent to March 31, 2007 as compared to $1.1 million per quarter prior thereto. At any time after November 3, 2008, the holders of XLFA’s Series A Redeemable Preferred Shares may require XLFA to redeem their Series A Redeemable Preferred Shares. XLFA’s Series A Redeemable Preferred Shares may also be required to be redeemed upon the occurrence of a change of control. The redemption price for all of the Series A Redeemable Preferred Shares is $39.0 million.

Long-Term Contractual Obligations

The following table presents our long-term contractual obligations and related payments as of December 31, 2007, due by period:

(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligations:
Operating lease obligations	$106.2	$7.8	$15.6	$15.0	$67.8
Other contractual obligations(1)	16.0	4.0	8.0	4.0	—
Reserves for losses and loss adjustment expenses(2)	1,253.1	250.4	151.7	164.1	686.9

Total(3)	$1,375.3	$262.2	$175.3	$183.1	$754.7

(1)

The Company is liable under an information technology outsourcing agreement that it entered into with International Business Machines Corporation (“IBM”) on October 1, 2006. Pursuant to the agreement IBM will: (i) provide the Company with all its information technology hardware, (ii) provide all support services to maintain such hardware and provide for efficient disaster recovery, (iii) develop a transition plan for the Company’s systems from its existing hardware to new hardware, and (iv) maintain the Company’s technology at a level that allows the Company to take advantage of technological advances. In consideration for these services the Company is obligated to pay IBM approximately $4.0 million per annum for the five year term of the contract. Expense incurred by the Company under this agreement was $4.6 and $0.0 for the years ended December 31, 2007 and 2006, respectively.

(2)

The timing and amounts of actual claims payments related to these reserves vary based on many factors. The ultimate amount of the claims payments could differ materially from our estimated amounts. For information regarding the estimates for unpaid loss and loss expenses as well as factors affecting potential payment patterns of reserves for actual and potential claims related to our different lines of business, see “—Critical Accounting Policies and Estimates” above.

(3)

Does not include contractual payments required under: (i) preferred shares issued by XLFA, and (ii) XLFA’s soft capital facility. See details above and in notes to our Consolidated Financial Statements included elsewhere herein.

Off-Balance Sheet Arrangements

As of December 31, 2007 and 2006, we did not have any off-balance sheet arrangements that were not accounted for or disclosed in the Consolidated Financial Statements. See “—Liquidity and Capital Resources—XLFA Soft Capital Facility” above and Notes 7 and 13 to our Consolidated Financial Statements.

Recent Accounting Pronouncements

Proposed SFAS, “Accounting for Financial Guarantee Insurance Contracts”

On April 18, 2007, the FASB issued Proposed SFAS, Accounting for Financial Guarantee Insurance Contracts—an interpretation of SFAS 60, “Accounting and Reporting by Insurance Enterprises.” This proposed Statement would clarify how SFAS 60 applies to financial guarantee insurance contracts. The FASB Board concluded redeliberations of the proposed Statement on January 30, 2008 and expects to issue a final Statement sometime in 2008. This proposed Statement, among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. Under the proposed Statement, a claim liability on a financial guarantee insurance contract would be recognized when the insurance enterprise expects that a claim loss will exceed the unearned premium revenue (liability) for that contract based on expected cash flows. The discount rate used to measure the claim liability would be based on the risk-free market rate and updated each quarter. Premium revenue recognition, under the proposed Statement, will be based on applying a fixed percentage of the premium to the amount of outstanding exposure at each reporting date (referred to as the level-yield approach). In addition, in regard to financial guarantee insurance contracts where premiums are received in installments the proposed Statement requires that an insurance enterprise should recognize an asset for the premium receivable and a liability for the unearned premium revenue at inception of a financial guarantee insurance contract and, that such recognition should be based on the following:

•	the expected term of the financial guarantee insurance contract if (1) prepayments on the insured financial obligation are probable, (2) the timing and amount of prepayments can be reasonably estimated, and (3) the pool of assets underlying the insured financial obligation are subject to prepayment. Any adjustments for subsequent changes in those prepayment assumptions would be made on a prospective basis. In all other instances, contractual terms would be used; and

•	the discount rate used to measure the premium receivable (asset) and the unearned premium revenue (liability) should be the risk-free rate.

We expect that the initial effect of applying the provisions of the Statement as currently proposed will be material to our financial statements. In particular, we expect that implementation of this guidance as currently proposed would cause us to de-recognize our reserves for unallocated losses and loss adjustment expenses and preclude us from providing such reserves in the future.

The final Statement will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. In addition, beginning the first quarter after issuance of the final Statement, an insurance enterprise will be required to make certain disclosures describing our guarantees which we are closely monitoring as a result of deterioration or other adverse developments.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and addresses issues raised in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of SFAS 155 are: (i) with respect to SFAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to SFAS 140, to eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We adopted SFAS 155 on January 1, 2007 and it had no effect on our financial condition or results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109”

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 and it had no effect on our financial condition or results of operations.

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. We will adopt the provisions of SFAS 157 on January 1, 2008. We are currently evaluating the effect the adoption of SFAS 157 will have on our financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides us an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will adopt the provisions of SFAS 159 on January 1, 2008. The adoption of SFAS 159 will not have a material effect on our financial statements.

Proposed FASB Staff Position EITF 03-6-a, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”

In October 2006, the FASB issued proposed FASB Staff Position EITF 03-6-a, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share”. A share- based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this proposed FSP would be effective in the first reporting period beginning after the FASB posts the final FSP to its website. All prior period EPS data will have to be adjusted retrospectively to reflect the provisions of the FSP. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP will have an effect on the Company’s EPS calculations should the FASB issue the proposed guidance as final during 2008. The Company will continue to evaluate the effect of this guidance.

EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit with respect to dividends or dividend equivalents for non-vested restricted shares or restricted share units that are paid to employees be recorded as an increase to additional paid-in-capital. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not believe that the adoption of EITF Issue No. 06-11 will have a material impact on its consolidated financial statements.

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

At December 31, 2007, our consolidated fixed-income portfolio consisted of debt securities, short-term investments and cash and cash equivalents with a carrying value of $2.4 billion, $49.8 million and $249.1 million, respectively. Our debt securities are designated as available for sale in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fixed-income portfolio is reported at fair value in accordance with SFAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. Short-term investments consist of securities with maturities equal to or greater than 90 days but less than one year at time of purchase.

The average duration of our investment portfolio was 3.3 years at December 31, 2007 as compared to 3.1 years as of December 31, 2006.

Our fixed-income portfolio is exposed to credit and interest rate risk. At December 31, 2007, the fair value of our fixed-income portfolio was approximately $2.7 billion, as compared to approximately $2.2 billion as of December 31, 2006.

The table below shows the percentage of our fixed-income portfolio by credit rating (excluding cash and cash equivalents) at December 31, 2007:

Total
Credit Rating(1):
AAA	71.1%
AA	16.6%
A	11.8%
BBB	0.5%

Total	100.0%

(1)	Ratings represent S&P classifications. If S&P classifications are unavailable, Moody’s ratings are used.

As of December 31, 2007, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 11.7% of the total fixed-income portfolio and approximately 46.2% of all corporate holdings. At December 31, 2007, none of our corporate holdings exceeded 1.5% of our total fixed-income portfolio (including debt securities, short- term investments and cash and cash equivalents).

Our fixed-income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed-income security to changes in interest rates. We manage interest rate risk by setting duration targets for our investment portfolio, thus mitigating the overall economic effect of interest rate risk. We remain nevertheless exposed to interest rate risk since the assets are marked-to- market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves at December 31, 2007 would have decreased the fair value of our fixed-income portfolio by approximately 3.3%, or $87.2 million.

The following table summarizes our consolidated investment portfolio at December 31, 2007:

(in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Mortgage- and asset-backed securities	$1,379,631	$13,586	$(8,082)	$1,385,135
U.S. Government and government agencies	296,486	8,101	(8)	304,579
Corporate	674,769	7,439	(2,551)	679,657
Non-U.S. sovereign government	10,829	235	(7)	11,057
U.S. states and political subdivisions of the states	823	5	(7)	821

Total debt securities	$2,362,538	$29,366	$(10,655)	$2,381,249

Short-term investments:
Total short-term investments	$49,882	$52	$(174)	$49,760

The amortized cost and estimated fair value of debt securities available for sale as of December 31, 2007, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. See Note 4 of the notes to our Consolidated Financial Statements for additional information regarding our debt securities available for sale as of December 31, 2007.

(in thousands)	Amortized Cost	Fair Value
Due after one through five years	$579,748	$586,886
Due after five through ten years	362,952	367,371
Due after ten years	40,207	41,857
Mortgage- and asset-backed securities	1,379,631	1,385,135

Total	$2,362,538	$2,381,249

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (“PSLRA”) provides a “safe harbor” for forward-looking statements. This report includes forward-looking statements that reflect our current views with respect to future events and financial performance. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements.

We believe that these factors include, but are not limited to, those listed under “Risk Factors” as well as the following:

•

the outcome of the ongoing rating assessments for all bond insurers, including us, by Fitch, Moody’s and S&P, the outcome of our discussions with Fitch, Moody’s and S&P, and our ability to successfully address any capital requirements within required timeframes;

•

the impact of the recent ratings actions on us announced on March 4, 2008 by Moody’s, February 25, 2008 by S&P, and January 23, 2008 by Fitch, including the downgrades of the IFS ratings of XLCA, XLCA-UK and XLFA;

•	the impact of provisions in business arrangements and agreements triggered by the ratings downgrades;

•	changes in rating agency policies or practices;

•	higher risk of loss in connection with obligations guaranteed by us due to recent deterioration in the credit markets stemming from the poor performance of subprime residential mortgage loans;

•	the suspension of writing substantially all new business and our ability to continue to operate our business in its historic form;

•

changes to, or the inability to implement in whole or in part, our strategic plan following the recent downgrades of our ratings and losses incurred with respect to our guarantees of obligations supported by mortgage loan collateral;

•	the performance of our invested assets, losses on credit derivatives or changes in the fair value of CDS contracts;

•	availability of capital (whether in the form of debt or equity) and liquidity (including letter of credit facilities);

•	the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•	increased competition on the basis of pricing, capacity, terms or other factors;

•

greater frequency or severity of claims and loss activity including in excess of our loss reserves, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	developments in the world’s financial and capital markets that adversely affect the performance of our investments and our access to such markets;

•	changes in, or termination of, our ongoing reinsurance agreements with our subsidiaries, XL Capital or FSA;

•	changes in regulation or tax laws applicable to us or our customers or suppliers such as our reinsurers;

•	changes in the rating agencies’ views on third-party inward reinsurance;

•	changes in the availability, cost or quality of reinsurance or retrocessions, including a material adverse change in the ratings of our reinsurers or retrocessionaires;

•	changes with respect to XL Capital (including changes in its ownership percentage in us) or our relationship with XL Capital or other changes in our operations and ownership as we mature;

•	changes in accounting policies or practices or the application thereof;

•	changes in the officers of our company or our subsidiaries;

•	legislative or regulatory developments;

•	changes in general economic conditions, including inflation, interest rates, foreign currency exchange rates and other factors; and

•	the effects of business disruption or economic contraction due to war, terrorism or natural or other catastrophic events.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Set forth below is a discussion regarding our market risk and how it is managed. This discussion and the estimated amounts generated from the sensitivity and value-at-risk (“VaR”) analyses presented in this document are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets. The results of analysis used by us to assess and mitigate risk should not be considered projections of future events or losses. See “—Cautionary Note Regarding Forward-Looking Statements.”

Credit Derivative Risk

CDS contracts that we write or reinsure are generally written on ISDA forms and are required to be reported at fair value. Of our net liability relating to CDS contracts at December 31, 2007, 47.1% reflects estimates based primarily on price discovery resulting from discussions and negotiations to commute certain of our CDS contracts, 48.8% primarily on management’s judgment in regard to the rate of return required by a market participant to transfer the risk, and the remainder on market indices and other factors, as well as a discount rate reflecting the risks inherent in the estimated cash flows. With respect to the amount based on management’s judgment, the following table summarizes the estimated change in fair value as a result of an assumed shift in the following factors:

(in millions)	Estimated increase (decrease) in net derivative liability
2.5% increase in required rate of return	$30.4
2.5% decrease in required rate of return	(30.4)
1% increase in discount rate	(12.8)
1% decrease in discount rate	12.8

See “Critical Accounting Policies and Estimates—Valuation of Credit Default Swaps” for a detailed discussion of our valuation methodologies.

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

We utilized a third party to calculate the VaR of our total investment portfolio at December 31, 2007. VaR is defined by this third party as a variance-covariance based estimate of Value at

Risk based on the linear sensitivity of a portfolio to a broad set of systemic market risk factors and idiosyncratic risk factors. The process performed to determine VaR includes the computation of the parametric sensitivity of every security in the portfolio to changes in systemic market risk factors including key interest rates, spreads, mortgage rate basis, implied interest rate volatility and foreign exchange rates. Idiosyncratic risk factors are considered only when modeling credit spreads. It is assumed that risk factor returns are joint-normally distributed and therefore, combinations of those factors, including the portfolio parametric return and idiosyncratic return, will also be normally distributed.

The VaR of our total investment portfolio at December 31, 2007 was approximately 4.41% or $115.9 million. The VaR was calculated using a 95% confidence interval and one year time horizon. This means that, on average, we could expect losses greater than predicted by the VaR results 5% of the time or once every twenty years.

The modeling of the risk of any portfolio, as measured by VaR, involves a number of assumptions and approximations. While we believe that the assumptions and approximations formulated are appropriate, there is no uniform industry methodology for calculating VaR. We are aware that different VaR results can be produced for the same portfolio depending on the approach used, as well as the assumptions employed when implementing the approach. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict the magnitude of risk to which we are exposed. There is no assurance that our actual future losses will not exceed the VaR. Also, risks associated with abnormal market events can be significantly different from the VaR results and these are by definition not reflected or assessed in the VaR analysis.

Stress Testing

VaR does not provide the means to estimate the magnitude of the loss in the 5% of occurrences by which we expect the VaR level to be exceeded. To complement the VaR analysis based on normal market environments, we asked the same third party utilized to calculate VaR to consider the impact on the investment portfolio in several different historical stress periods to analyze the effect of unusual market conditions. The following stress test scenarios were applied to our total investment portfolio as of December 31, 2007:

Asian Flu—Credit & liquidity crisis in Asia and Russia. Dramatic Treasury market rally. July 28, 1998 to September 29, 1998.

Long Term Capital Management—Credit & liquidity crisis stemming from collapse of Long Term Capital stimulus. Increase in Treasury rates and credit spreads with significant implied volatility. October 2, 1998 to October 9, 1998.

World Trade Center—Significant decrease in interest rates coupled with market volatility in wake of World Trade Center catastrophe. September 10, 2001 to September 28, 2001.

Prolonged Recession—Ad-hoc “worst case” environment based on empirical data.

Treasury Backup—Summer 2003 Treasury sell-off. June 13, 2003 to July 31, 2003.

Mortgage Sell Off—July 2003 mortgage spread widening. July 14, 2003 to August 1, 2003.

The following table shows the results of the application of the above stress test scenarios to our total investment portfolio at December 31, 2007:

Asian Flu	Long Term Capital Management	Word Trade Center	Prolonged Recession	Treasury Backup	Mortgage Sell Off
1.28%	–1.83%	–1.10%	–1.86%	–4.49%	–2.73%

Given our total investment portfolio allocations at December 31, 2007, we would expect to lose approximately 4.49% of the portfolio’s value or $118.0 million if the most damaging event stress tested was repeated, all other things held equal, and we would expect to gain approximately 1.28% of the portfolio’s value or $33.6 million if the most favorable event stress tested was repeated, all other things held equal.

Foreign Currency Fluctuation

We are exposed to foreign currency fluctuation risk primarily as it relates to potential losses on policies not denominated in U.S. dollars and on non-U.S. dollar installment premiums expected to be collected in the future. As of December 31, 2007, the aggregate net par outstanding of all exposures not denominated in U.S. dollars was less than 19.7% of our total net par outstanding. We do not currently hold individual currency portfolios to support the potential liabilities for each currency. To mitigate the risk of foreign currency fluctuations on the non-U.S. dollar installment premiums, we forecast non-U.S. dollar installment premiums to be collected and non-U.S. dollar expenses on a quarterly basis to determine if any foreign currency hedging activities are prudent. No such hedging activities have been executed to date.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Security Capital Assurance Ltd:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Security Capital Assurance Ltd and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule included in Part IV presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits i n accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 2 to the consolidated financial statements, following significant losses in 2007, the Company’s insurance subsidiaries’ ratings by the three major rating agencies have been downgraded. As a consequence, the Company has suspended writing substantially all new business. The Company will administer its existing policies, including collecting premiums, paying claims, and negotiating termination of selected policies. The resumption of normal business operations is not expected in the near term.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 17, 2008

SECURITY CAPITAL ASSURANCE LTD
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

(U.S. Dollars in thousands, except per share amounts)	2007	2006
Assets
Investments
Debt securities available for sale, at fair value (amortized cost: 2007—$2,362,538; 2006—$1,755,184)	$2,381,249	$1,736,462
Short-term investments, at fair value (amortized cost: 2007—$49,882; 2006—$222,930)	49,760	221,901

Total investments	2,431,009	1,958,363
Cash and cash equivalents	249,116	202,548
Accrued investment income	21,039	16,515
Deferred acquisition costs	108,117	93,809
Prepaid reinsurance premiums	101,122	59,983
Premiums receivable	24,494	12,936
Reinsurance balances recoverable on unpaid losses	450,733	88,616
Intangible assets—acquired licenses	11,529	11,529
Deferred income tax asset	—	18,182
Derivative assets	168,364	11,976
Other assets	38,572	22,357

Total assets	$3,604,095	$2,496,814

Liabilities, Minority Interest and Shareholders’ Equity
Liabilities
Unpaid losses and loss adjustment expenses	$1,253,088	$178,517
Deferred premium revenue	927,385	795,906
Derivative liabilities	850,126	5,117
Reinsurance premiums payable	36,485	13,952
Payable for investments purchased	—	5,435
Accounts payable, accrued expenses and other liabilities	70,948	77,351

Total liabilities	3,138,032	1,076,278

Commitments and Contingencies (Note 16)
Minority interest—redeemable preferred shares of subsidiary	39,000	54,016

Shareholders’ Equity
Series A perpetual non-cumulative preference shares—(Par value $0.01 per share; 250,000 shares authorized; issued and outstanding—at December 31, 2007: 250,000, at December 31, 2006: 0; liquidation value $250,000)	3	—
Additional paid-in capital	246,590	—

Total paid-in capital, preferred equity	246,593	—
Common shares—(Par value $0.01 per share; 500,000,000 shares authorized; shares issued and outstanding—at December 31, 2007: 65,293,543, at December 31, 2006: 64,634,292)	653	646
Additional paid-in capital	993,916	987,798

Total paid-in capital, common equity	994,569	988,444
Accumulated (deficit) retained earnings	(831,900)	397,781
Accumulated other comprehensive income (loss)	17,801	(19,705)

Total shareholders’ equity	427,063	1,366,520

Total liabilities, minority interest and shareholders’ equity	$3,604,095	$2,496,814

See accompanying notes to consolidated financial statements.

SECURITY CAPITAL ASSURANCE LTD
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(U.S. Dollars in thousands, except per share amounts)	2007	2006	2005
Revenues
Gross premiums written	$321,929	$353,728	$233,269
Reinsurance premiums assumed	56,384	55,271	52,170

Total premiums written	378,313	408,999	285,439
Ceded premiums written	(72,254)	(13,067)	(40,527)

Net premiums written	306,059	395,932	244,912
Change in net deferred premium revenue	(90,340)	(212,817)	(93,073)

Net premiums earned (net of ceded premiums earned of $31,117; $22,957; and $28,107)	215,719	183,115	151,839
Net investment income	120,710	77,724	51,160
Net realized losses on investments	(2,517)	(16,180)	(3,221)
Net realized and unrealized losses on credit derivatives	(690,917)	(8,385)	(6,681)
Fee income and other	215	2,365	750

Total revenues	(356,790)	238,639	193,847

Expenses
Net losses and loss adjustment expenses	720,532	14,958	26,021
Acquisition costs, net	19,971	16,240	12,231
Operating expenses	98,931	78,999	67,621

Total expenses	839,434	110,197	105,873

(Loss) income before income tax and minority interest	(1,196,224)	128,442	87,974
Income tax expense (benefit)	16,389	3,133	(1,277)

(Loss) income before minority interest	(1,212,613)	125,309	89,251
Minority interest—dividends on redeemable preferred shares	3,527	7,954	8,805

Net (loss) income	(1,216,140)	117,355	80,446
Dividends on Series A perpetual non-cumulative preference shares	8,409	—	—

Net (loss) income available to common shareholders	$(1,224,549)	$117,355	$80,446

(Loss) earnings per share available to common shareholders:
Basic	$(19.09)	$2.19	$1.74
Diluted	$(19.09)	$2.18	$1.74
Weighted-average shares outstanding:
(Shares in thousands)
Basic	64,150	53,676	46,127
Diluted	64,150	53,718	46,127
Comprehensive (loss) income:
Net (loss) income	$(1,216,140)	$117,355	$80,446
Currency translation adjustments	174	—	—
Change in unrealized appreciation (depreciation) of investments, net of deferred tax (expense) benefit of $(1,007) in 2007, $102 in 2006 and $792 in 2005	37,332	602	(20,066)

Total comprehensive (loss) income	$(1,178,634)	$117,957	$60,380

See accompanying notes to consolidated financial statements.

SECURITY CAPITAL ASSURANCE LTD
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(U.S. Dollars in thousands, except per share amounts)	2007	2006	2005
Series A perpetual non-cumulative preference shares
Balance—beginning of year	$—	$—	$—
Issuance of shares	3	—	—

Balance—end of year	3	—	—

Additional paid-in capital, preferred equity
Balance—beginning of year	—	—	—
Issuance of Series A perpetual non-cumulative preference shares, net of underwriting fees and issuance costs	246,590	—	—

Balance—end of year	246,590	—	—

Common shares
Balance—beginning of year	646	461	461
Issuance of common shares	7	185	—

Balance—end of year	653	646	461

Additional paid-in capital, common equity
Balance—beginning of year	987,798	605,951	603,247
Initial public offering proceeds, net of underwriting fees and issuance costs	(250)	341,082	—
Restricted stock and stock options	6,129	827	—
Capital contributions	239	39,938	2,704

Balance—end of year	993,916	987,798	605,951

Accumulated (deficit) retained earnings
Balance—beginning of year	397,781	281,709	201,263
Net (loss) income	(1,216,140)	117,355	80,446
Dividends on Series A perpetual non-cumulative preference shares	(8,409)	—	—
Dividends on common shares	(5,132)	(1,283)	—

Balance—end of year	(831,900)	397,781	281,709

Accumulated other comprehensive income (loss)
Balance—beginning of year	(19,705)	(20,307)	(241)
Currency translation adjustments	174	—	—
Net change in unrealized appreciation (depreciation) of investments	37,332	602	(20,066)

Balance—end of year	17,801	(19,705)	(20,307)

Total shareholders’ equity	$427,063	$1,366,520	$867,814

See accompanying notes to consolidated financial statements.

SECURITY CAPITAL ASSURANCE LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(U.S. Dollars in thousands)	2007	2006	2005
Cash provided by operating activities:
Net (loss) income	$(1,216,140)	$117,355	$80,446
Adjustments to reconcile net (loss) income to net cash
provided by operating activities
Net realized losses on investments	2,517	16,180	3,221
Net realized and unrealized losses on credit derivatives	690,917	8,385	6,681
Amortization of premium on bonds	2,715	3,396	4,299
Minority interest—dividends on redeemable preferred shares	3,527	7,954	8,805
Deferred tax expense (benefit)	17,147	(434)	(916)
Increase in accrued investment income	(4,524)	(4,643)	(2,519)
Increase in deferred acquisition costs	(14,308)	(34,217)	(14,993)
(Increase) decrease in prepaid reinsurance premiums	(41,139)	9,890	(12,419)
(Increase) decrease in premiums receivable	(11,558)	(5,166)	14,448
Increase in reinsurance balances recoverable on unpaid losses	(362,117)	(19,399)	(8,303)
Increase in unpaid losses and loss adjustment expenses	1,074,571	31,149	31,634
Increase in deferred premium revenue	131,479	203,321	105,492
Increase (decrease) in reinsurance premiums payable	22,533	13,642	(3,975)
Other, net	(10,117)	46,066	14,845

Total adjustments	1,501,643	276,124	146,300

Net cash provided by operating activities	285,503	393,479	226,746

Cash flows from investing activities:
Proceeds from sale of debt securities	91,504	384,451	589,013
Purchase of debt securities	(981,737)	(994,454)	(922,522)
Net sales (purchases) of short-term investments	85,423	(45,714)	20,373
Proceeds from maturity of debt securities and short-term investments	359,733	47,074	77,217
Other, net	(7,438)	(534)	—

Net cash used in investing activities	(452,515)	(609,177)	(235,919)

Cash flows from financing activities:
Proceeds from issuance of preference shares less underwriters’ allowance and issuance costs paid	246,993	—	—
Proceeds from issuance of common stock less underwriters’ allowance and issuance costs paid	—	342,341	—
Cash from contributed subsidiary	—	7,304	—
Cash contributions from XL Capital Ltd	—	21,229	—
Liquidating dividend on redeemable preferred shares	(15,016)	—	—
Dividends on common shares	(5,132)	(1,283)	—
Dividends on Series A perpetual non-cumulative preference shares	(8,409)	—	—
Dividends on redeemable preferred shares	(3,527)	(5,938)	(7,481)
Other	(1,329)	—	—

Net cash provided by (used in) financing activities	213,580	363,653	(7,481)

Increase (decrease) in cash and cash equivalents	46,568	147,955	(16,654)
Cash and cash equivalents—beginning of year	202,548	54,593	71,247

Cash and cash equivalents—end of year	$249,116	$202,548	$54,593

Non-cash capital contributions	$239	$19,541	$2,704
Taxes paid (received) under tax sharing agreement	$3,219	$(508)	$2,485

See accompanying notes to consolidated financial statements.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

1. Organization and Business

On March 17, 2006, XL Capital Ltd (“XL Capital”) formed Security Capital Assurance Ltd (“SCA”), as a wholly owned Bermuda based subsidiary holding company. SCA is a publicly-traded company with shares traded on the New York Stock Exchange (“NYSE”) under the symbol “SCA.” On July 1, 2006, XL Capital contributed all its ownership interests in its financial guarantee insurance and financial guarantee reinsurance operating businesses to SCA. The aforementioned operating businesses consisted of: (i) XL Capital Assurance Inc. (“XLCA”) and its wholly-owned subsidiary, XL Capital Assurance (U.K.) Limited (“XLCA-UK”) and (ii) XL Financial Assurance Ltd. (“XLFA”). XLCA was an indirect wholly owned subsidiary of XL Capital and all of XLFA was owned by XL Capital, except for a preferred stock interest which is owned by Financial Security Assurance Holdings Ltd. (“FSAH”), an entity which is otherwise not related to XL Capital or SCA. See Note 6. SCA, XLCA, XLFA and all other subsidiaries of SCA are hereafter collectively referred to as the “Company.”

On August 4, 2006, SCA completed the sale of 18,009,119 of its common shares through an initial public offering (the “IPO”). SCA received net proceeds from the IPO of $341.3 million. In addition, XL Capital sold 5,430,774 of SCA’s common shares from its holdings directly to the public in a secondary offering concurrent with the IPO. SCA did not receive any of the proceeds from the aforementioned sale by XL Capital. Immediately after the IPO and the secondary offering, XL Capital owned approximately a 63 percent economic interest in SCA, adjusted for restricted share awards to the Company’s employees and management granted at the effective date of the IPO. In June 2007, XL Capital completed the sale of additional common shares of SCA from its holdings. SCA did not receive any of the proceeds from this sale. Immediately after such sale XL Capital owned approximately a 46 percent voting and economic interest in SCA, adjusted for restricted share awards to the Company’s employees and management outstanding as of such date. Prior to XL Capital’s sale of SCA common shares in June 2007 its voting interest in SCA was subject to limitations contained in SCA’s bye-laws.

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

XLCA and XLCA-UK are primarily engaged in providing credit protection through the issuance of financial guarantee insurance policies and guarantees of credit default swap (“CDS”) contracts. Financial guarantee insurance provides an unconditional and irrevocable guarantee to the holder of a debt obligation of full and timely payment of principal and interest. In the event of a default under the obligation, the insurer has recourse against the issuer and/or any related collateral (which is more common in the case of insured asset-backed obligations or other non-municipal debt) for amounts paid under the terms of the policy. CDS contracts are derivative contracts which offer credit protection relating to a particular security or pools of specified securities. Under the terms of a CDS contract, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a referenced security. Credit derivatives typically provide protection to a buyer rather than credit enhancement of

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

an issue as in traditional financial guarantee insurance. The companies’ underwriting policies limit the companies to providing credit protection only on obligations or referenced securities that it determines would be of investment-grade quality without the benefit of credit enhancement provided by the companies through their issuance of insurance policies and the guarantees of CDS contracts.

XLFA is primarily engaged in the business of providing reinsurance of financial guarantee insurance policies and CDS contracts issued by XLCA, subsidiaries of FSAH (see Note 6), and certain other non-affiliated triple-A-rated financial guarantee primary insurance companies.

2. “Recent Developments, Risks and Uncertainties,” “Status of Regulatory Compliance and Other Factors to Consider in Regard to Risk and Uncertainties,” and “Management’s Current Strategic Plan Responding to Recent Developments, Risks and Uncertainties”

Recent Developments, Risks and Uncertainties

The maintenance of triple-A ratings has been fundamental to the Company’s historical business plan and business activities. However, adverse developments in the credit markets generally and the mortgage market specifically in the second half of 2007, which accelerated in the fourth quarter, have resulted in material adverse effects on the Company’s business, results of operations, and financial condition. These effects include rating agency downgrades of, and significant provisions for losses and loss adjustment expenses associated with, certain of the residential mortgage backed securities (“RMBS”) and collateralized debt obligations (“CDOs”) of asset backed securities (“ABS CDOs”) guaranteed by the Company (see Note 14). This caused the capital requirements for maintaining the Company’s historic triple-A ratings of each of the three rating agencies to increase materially and, subsequently, all three rating agencies (Moody’s Investors Service, Inc. (“Moody’s”), Fitch Ratings (“Fitch”) and Standard & Poor’s Ratings Services (“S&P”)) took the negative rating actions, described below, which have caused the Company to suspend writing substantially all new business resulting in the loss of future incremental earnings and cash flow. As discussed below, although there can be no assurance that the Company will be able to recommence writing new business in the near term or at all, the Company believes its liquidity resources are sufficient to fund its obligations and its statutory capital is sufficient to comply with its regulatory solvency and regulatory risk limit requirements for at least the next twelve months.

•	On January 23, 2008, Fitch downgraded the insurance financial strength (“IFS”) ratings of XLCA, XLCA-UK and XLFA to “A” (Rating Watch Negative) from “AAA.”

•	On February 25, 2008, S&P downgraded the IFS, financial enhancement and issuer credit ratings of XLCA, XLCA-UK and XLFA to “A-” from “AAA” and each remains on CreditWatch with negative implications.

•

On March 4, 2008, Moody’s placed the “A3” IFS ratings of XLCA, XLCA-UK and XLFA on review for possible downgrade. Previously, on February 7, 2008, among other actions, Moody’s downgraded the IFS ratings of XLCA, XLCA-UK and XLFA to “A3” (Negative Outlook) from “Aaa.”

In addition, the Company’s results of operations and financial condition are subject to significant uncertainties, including the following:

•

the Company continues to be materially exposed to risks associated with any continuing deterioration in the credit market sectors discussed above, as well as the spread of such deterioration to other sectors of the economy to which the Company has material business exposure. The extent and duration of any continued deterioration of the credit markets is unknown, as is the effect, if any, on potential claim payments and the ultimate amount of losses the Company may incur on obligations it has guaranteed. As a result of the current level of the Company’s operating subsidiaries’ regulatory capital and the uncertainty associated with any future adverse loss development, there is a risk that should additional

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

material adverse development of the Company’s loss reserves occur it could cause the Company to be out of compliance with regulatory minimum solvency requirements which could, in turn, cause the regulators of the Company’s operating subsidiaries to intervene in their operations. For example, under certain circumstances, such as regulatory insolvency of the Company’s operating subsidiaries, a regulator could, among other things, rehabilitate or liquidate the insurance subsidiaries or limit the premiums the Company’s subsidiaries can write.

•

Establishment of case basis reserves for losses and loss adjustment expenses requires the use and exercise of significant judgment by management, including estimates regarding the likelihood of occurrence and amount of a loss on an insured obligation. Actual experience may differ from estimates and such difference may be material, due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred and, in certain cases, will occur over many years in the future. Examples of these events include changes in the level of interest rates, credit deterioration of insured obligations, and changes in the value of specific assets supporting insured obligations. Both qualitative and quantitative factors are used in establishing such reserves. In determining the reserves, management considers all factors in the aggregate, and does not attribute the reserve provisions or any portion thereof to any specific factor. Any estimate of future costs is subject to the inherent limitation on management’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and loss adjustment expenses will vary, perhaps materially, from any estimate.

•

Under certain of the Company’s reinsurance agreements, in the event of a ratings downgrade of the Company’s operating subsidiaries (which has already occurred) or other trigger events, the primary companies that have ceded business to the Company generally have the right (subject to applicable cure periods) to commute such reinsurance and take back all or a fixed percentage of all in-force business that has been ceded by such companies to the Company. In such event, the Company would be required to return to the primary company all or a portion of the statutory unearned premium in respect of such business at such time. While no request has been made to date, if all of the Company’s primary companies took back such business subject to these triggers, the Company estimates the amount of statutory unearned premium to be returned to such primary companies to be approximately $138.7 million, net of ceding commission, as of December 31, 2007. If such business were commuted due to the aforementioned circumstances, the Company’s future earnings would be adversely affected by the amount of returned unearned premium, as well as the loss of any future installment premiums that the Company would have received in the future from such returned business.

Status of Regulatory Compliance and Other Factors to Consider in Regard to Risk and Uncertainties

•	As of December 31, 2007, the Company was in compliance, in all material respects, with regulatory requirements it is subject to in all jurisdictions in which it operates.

•

In early 2008 the Company put in place additional reinsurance agreements between XLCA and XLFA, in addition to those put in place in late 2007, which are intended to mitigate the adverse effects on XLCA’s statutory solvency of future loss development, as well as mitigate the adverse effects on XLCA’s equity, as determined in accordance with GAAP, from the change in fair value of XLCA’s guarantees of CDS contracts.

•

Based on its current statutory projections management believes that the Company could incur adverse case basis loss reserve development subsequent to 2007 up to 80% of its established case basis reserves at December 31, 2007, after giving effect to reinsurance, and still maintain compliance with its regulatory solvency and risk limit requirements. Actual experience may differ from estimates and such differences may be material.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

•

Management has analyzed the effect on the Company if all primary companies it reinsures were to commute such reinsurance and take back all of the in-force business that has been ceded by such companies to the Company, and believes that while, at December 31, 2007, such an event would require the Company to return to such primary companies approximately $138.7 million, net of ceding commissions, the event would be substantially mitigated by the fact that it would also: (i) reduce the amount of capital the Company is required to maintain by rating agencies to support its business, which the Company estimates to be approximately $250.0 million to $400.0 million depending on the rating agency, and (ii) reduce, by approximately $235.0 million, the amount of letter of credits the Company maintains for the benefit of the reinsured primary companies.

The Company believes its liquidity resources are sufficient to fund its obligations and to comply with its regulatory solvency and regulatory risk limit requirements for at least the next twelve months.

Management’s Current Strategic Plan Responding to Recent Developments, Risks and Uncertainties

In response to the recent developments and the risks and uncertainties noted above, the Company has been exploring strategic options with its advisors, regulators, potential investors and counterparties to preserve and potentially enhance its capital resources, address the rating agencies requirements, and eventually restore the Company’s ratings to a level sufficient to permit it to recommence writing new business. However, management cannot provide any assurance that the Company can successfully address the rating agencies’ requirements or when, and if, the Company will be able to recommence writing new business.

The Company has developed a strategic plan focused on: (i) mitigating the risk of non-compliance with regulatory solvency requirements and risk limits, (ii) maintaining or enhancing the Company’s liquidity, (iii) increasing the amount of capital available to support its ratings, and (iv) mitigating uncertainty in regard to adverse loss reserve development. The primary elements of the Company’s strategic plan include:

•

suspending the writing of substantially all new business; as the Company’s in-force business runs-off or matures, capital that currently supports such business and, accordingly, is not otherwise currently available to be used by the Company, will become available and enhance the Company’s ability to comply with regulatory risk limits and rating agency capital requirements;

•

pursuing commutation, restructuring or settlement of guarantees insured or reinsured by the Company, particularly with the Company’s CDO counterparties, in order to mitigate uncertainty in regard to adverse reserve development and generate available capital (as discussed above);

•

exploring the commutation of assumed reinsurance agreements or entering into new ceded reinsurance agreements to reduce the capital that the Company is required to maintain in support of its ratings by rating agencies;

•	realigning the Company’s cost structure to reflect current business conditions, including staff reductions;

•	seeking to raise new capital from third parties under more favorable market conditions than exist at the present time; and

•	continuing to investigate longer term strategic alternatives, including the restructuring of the Company’s business to facilitate the creation or raising of new capital.

There can be no assurance that the Company’s strategic plan will not evolve or change over time, will be successfully implemented or when and if it will address the requirements of the rating agencies. In addition, there can be no assurance that the Company will be able to recommence

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

writing new business in the near term or at all. If the Company is unable to successfully execute its strategic plan, it will have a material adverse effect on its financial condition and results of operations.

The Company believes its liquidity resources are sufficient to fund its obligations and its statutory capital is sufficient to comply with its regulatory solvency and regulatory risk limit requirements for at least the next twelve months.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements present the historical consolidated financial position, results of operations and cash flows of the Company. These Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could, and likely will, differ from those estimates. Accounting policies requiring significant estimates consist of those relating to the Company’s credit derivative contracts, deferred acquisition costs, investments, and reserves for losses and loss adjustment expenses, as discussed in this note.

Prior to the IPO, certain expenses reflected in the Consolidated Financial Statements include allocations of corporate expenses incurred by XL Capital related to general and administrative services provided to the Company. These expenses were allocated based on estimates of the cost incurred by XL Capital to provide these services to the Company. Management believes that the methods used to estimate the costs allocated to the company are reasonable. All intercompany accounts and transactions have been eliminated in consolidation. However, these results do not necessarily represent what the historical consolidated financial position, results of operations and cash flows of the Company would have been if the Company had been a separate and stand-alone entity prior to the IPO.

Certain amounts in 2006 and 2005 were reclassified to conform to the current year presentation.

Investments

All of the Company’s investments in debt securities are considered available-for-sale and accordingly are carried at fair value. The fair value of investments is based on quoted market prices received from nationally recognized pricing services or, in the absence of quoted market prices, dealer quotes or matrix pricing. Adverse credit market conditions during the second half of 2007 caused some markets to become relatively illiquid, thus reducing the availability of certain data used by the independent pricing services and dealers. The net unrealized appreciation or depreciation on investments, net of deferred income taxes, is included in accumulated other comprehensive income (loss). Any unrealized depreciation in value considered by management to be other-than- temporary is charged to income in the period that such determination is made.

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

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

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

Bond discounts and premiums are amortized on a level yield basis over the remaining terms of securities acquired. For pre-refunded bonds, the remaining term is determined based on the contractual refunding date. For mortgage-backed securities, and any other holdings for which prepayment risk may be significant, assumptions regarding prepayments are evaluated periodically and revised as necessary. Any adjustments required due to the resulting change in effective yields are recognized in income.

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

The Company’s policy is to not invest in obligations which it insures, and there were no such obligations included in the Company’s investment portfolio as of December 31, 2007 or 2006.

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

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

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

Losses and Loss Adjustment Expenses

The financial guarantees that the Company issues insure guaranteed scheduled payments of principal and interest due on various types of financial obligations against default by the issuers of such obligations. The Company establishes reserves for losses and loss adjustment expenses on such business based on its best estimate of the ultimate expected incurred losses. The Company’s estimated ultimate expected incurred losses are comprised of: (i) case basis reserves, (ii) unallocated reserves, and (iii) cumulative paid losses to date. Establishment of such reserves requires the use and exercise of significant judgment by management, including with respect to estimates regarding the occurrence and amount of a loss on an insured obligation. Actual experience may differ from estimates and such difference may be material due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred. Examples of these events include changes in the level of interest rates, credit deterioration of insured obligations, and changes in the value of specific assets supporting guaranteed obligations. Both qualitative and quantitative factors are used in establishing such reserves. In determining the reserves, management considers all factors in the aggregate, and does not attribute the reserve provisions or any portion thereof to any specific factor. Any estimate of future costs is subject to the inherent limitation on the Company’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and loss adjustment expenses will vary, perhaps materially, from any estimate.

Case basis reserves on financial guarantee insurance business written are established by the Company with respect to a specific policy or contract upon receipt of a claim notice or when management determines that: (i) a claim is probable in the future based on specific credit events that have occurred and (ii) the amount of the ultimate loss that the Company will incur can be reasonably estimated. As specific case basis reserves are established, the Company considers whether any changes are required to the assumptions underlying the calculation of unallocated reserves (which are discussed below) as a result of such activity. The amount of the case basis reserve is based on the net present value of the expected ultimate loss and loss adjustment expense payments that the Company expects to make, net of expected recoveries under salvage and subrogation rights. Case basis reserves are determined using cash flow or similar models to estimate the net present value of the anticipated shortfall between (i) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (ii) anticipated cash flow from the proceeds to be received on sales of any collateral supporting the obligation and other anticipated recoveries. A number of quantitative and qualitative factors are considered when determining or assessing, in management’s judgment, the need for a case basis reserve. These variables may include the creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured, the projected cash flow or market value of any assets that collateralize or secure the insured obligation,

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

and the historical and projected loss rates on such assets. Other factors that may affect the actual ultimate loss include the state of the economy, changes in interest rates, rates of inflation and the salvage values of specific collateral. Case basis reserves are generally discounted at a rate reflecting the yield on the Company’s investment portfolio during the period the case basis reserve is established. The Company believes this yield is an appropriate rate to discount its reserves because it reflects the rate of return on the assets supporting such business. When a case basis reserve is established for a guaranteed obligation whose premium is paid on an upfront basis, the Company continues to record premium earnings on such policy over its remaining life, unless the Company has recorded a full limit loss with respect to such policy, in which case the remaining deferred premium revenue relating thereto is immediately reflected in earnings. When a case basis reserve is established for a guaranteed obligation whose premium is paid on an installment basis, those premiums, if expected to be received prospectively, are considered a form of recovery.

Case basis reserves on financial guarantee reinsurance assumed are generally established upon notification from ceding companies. Case basis reserves are established by the Company’s ceding companies and its proportionate share of these reserves are reported to the Company on a monthly basis. Based on the Company’s evaluation of the loss activity reported to it on a monthly basis, as well as the results from its periodic reviews of its ceding companies’ underwriting and surveillance procedures, the Company may, in management’s judgment, establish case reserves greater than those reported by ceding companies.

In assessing whether a loss is probable, the Company considers all available qualitative and quantitative evidence. Qualitative evidence may take various forms and the nature of such evidence will depend upon the type of insured obligation and the nature and sources of cash flows to fund the insured obligation’s debt service. For example, such evidence with respect to an insured special revenue obligation such as an obligation supported by cash flows from a toll road would consider traffic statistics such as highway volume and related demographic information, whereas an insured mortgage backed securitization would consider the quality of the mortgage loans supporting the insured obligation including delinquency, default and foreclosure rates, loan to value statistics, market valuation of the mortgaged properties and other pertinent information. In addition, the Company will make qualitative judgments with respect to the amount by which certain other structural protections built into the transaction are expected to limit the Company’s loss exposure. Examples of such structural protections may include: (i) rate covenants, which generally stipulate that issuers (i.e., public finance issuers) set rates for services at certain predetermined levels (i.e., water and sewer rates which support debt obligations supported by such revenues), (ii) springing liens, which generally require the issuer to provide additional collateral upon the breach of a covenant or trigger incorporated into the terms of the transaction, (iii) consultant call-in rights, which provide, under certain circumstances, for a consultant to be engaged to make certain binding recommendations, such as raising rates or reducing expenses, (iv) the ability to transfer servicing of collateral assets to another party, and (v) other legal rights and remedies pursuant to representations and warranties made by the issuer and written into the terms of such transactions. Quantitative information may take the form of cash flow projections of the assets supporting the insured debt obligation (which may include, in addition to collateral assets supporting the obligation, structural protections subordinate to the attachment point of the Company’s risk, such as cash reserve accounts and letters of credit), as well as (to the extent applicable) other metrics indicative of the performance of such assets and the trends therein. The Company’s ability to make a reasonable estimate of its expected loss depends upon its evaluation of the totality of both the available quantitative and qualitative evidence, and no one quantitative or qualitative factor is dispositive.

In addition to case basis reserves, the Company maintains an unallocated loss reserve for expected losses inherent in its in-force business (consisting of both financial guarantee insurance and reinsurance business) that it expects to emerge in the future. The Company’s unallocated loss reserves represent its estimated ultimate liability from claims expected to be incurred in the future

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

under its in-force insured and reinsured policies less outstanding case basis reserves and cumulative paid claims to date on such policies. The Company’s unallocated reserves are estimated by management based upon an actuarial reserving analysis. The actuarial methodology applied by the Company is in accordance with Actuarial Standards of Practice No. 36, Determination of Reasonable Provision. The methodology applied is based on the selection of an initial expected loss ratio, as well as an expected loss emergence pattern (i.e., the expected pattern of the expiration of risk on insured and reinsured in-force policies). Salvage and subrogation recoveries are implicit in the Company’s selected expected ultimate loss ratio as such ratio is derived from industry loss experience, which is net of salvage and subrogation recoveries (i.e., from the liquidation of supporting or pledged collateral assets). The implicit inclusion of salvage and subrogation recoveries in the Company’s selected expected ultimate loss ratio is consistent with the Company’s explicit consideration of collateral support in the establishment of its case basis reserves.

The Company updates its estimates of losses and loss adjustment expense reserves quarterly and any resulting changes in reserves are recorded as a charge or credit to earnings in the period such estimates are changed. In connection therewith, the Company’s unallocated reserves are adjusted each period to reflect (i) any revisions to management’s estimate of expected ultimate losses, if any, and (ii) the underlying par risk amortization (or “loss development”) of the related insured and reinsured in-force business (i.e., loss emergence pattern). As stated above, the Company’s estimated ultimate expected incurred losses comprise: (i) case basis reserves, (ii) unallocated reserves, and (iii) cumulative paid losses to date. As the Company establishes case basis reserves and pays claims it may, based on its judgment, reduce or increase the ultimate expected loss ratio used to determine unallocated reserves to reflect its best estimate of expected ultimate loss experience. In addition, under the Company’s accounting policy the Company may, based on its judgment, reduce unallocated reserves in response to significant case basis reserve and/or paid loss activity. The Company would only expect such reductions to occur in limited instances, such as economic events generating significant loss activity across a broad cross-section of its in-force portfolio. The Company has not viewed its case basis reserve and paid loss activity to date to warrant a reduction of its unallocated reserves. While material case basis reserves were established by the Company in 2007, these reserves were concentrated in certain sectors of the financial guarantee portfolio and were associated with unprecedented credit-market events. As such, these events did not alter the Company’s perspective of the expected loss ratio associated with the remainder of the portfolio and the required level of unallocated reserves. Each quarterly period there is an interplay between case basis reserves, unallocated reserves and cumulative paid losses to date, such that the aggregate thereof represents management’s best estimate of the ultimate losses it expects to incur on the Company’s in- force business. The process of establishing unallocated reserves and periodically revising such reserves to reflect the underlying par risk amortization and management’s current best estimate of ultimate losses will ultimately cause the cumulative loss experience over the life of a particular underwriting year’s business to equal the cumulative inception-to-date actual paid losses on such business.

The Company’s initial selection of an initial expected loss ratio (and subsequent periodic updates thereof) was based on management’s judgment and considered the characteristics of its in-force financial guarantee insurance and reinsurance business (e.g. principally the mix of the Company’s in-force financial guarantee insurance and reinsurance business between public finance and structured finance business; however, the Company also considered the various bond sectors comprising the Company’s insured and reinsured in-force business which are discussed in detail in Note 13 to the Consolidated Financial Statements, as well as the credit profile of the Company’s insured and reinsured portfolio of business), as well as the Company’s actual loss experience, the characteristics of the insured in-force business of companies comprising the financial guarantee industry and the actual loss experience of companies comprising the industry from the Company’s analysis referred to above. Other factors affecting market default levels and the assumptions important to the Company’s reserving methodology are implicit in its initial expected loss ratio. Such

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

factors may include interest rates, inflation, taxes, industry trends in the valuation of certain asset classes and the overall credit environment. Based on this comparison, the Company adjusts its expected loss ratio as considered necessary to ensure that such ratio continues to be appropriate for the risks inherent in the Company’s in-force business.

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

The Company’s loss reserving policy, described above, is based on guidance provided in FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”), SFAS 5, “Accounting for Contingencies” and analogies to Emerging Issues Task Force (EITF) 85-20, “Recognition of Fees for Guaranteeing a Loan.” SFAS 60 requires that, for short-duration contracts, a liability for unpaid claim costs relating to insurance contracts, including estimates of costs relating to incurred but not reported claims, be accrued when insured events occur. Additionally, SFAS 5, requires that a loss be recognized when it is probable that one or more future events will occur confirming that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

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
DECEMBER 31, 2007, 2006 AND 2005

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

The Company recognizes a premium deficiency if the sum of expected losses and loss adjustment expenses, maintenance costs and unamortized policy acquisition costs exceeds the related unearned premiums, the anticipated present value of future premiums under installment contracts written, and anticipated investment income. When the Company has a premium deficiency that is greater than unamortized acquisition costs, the unamortized acquisition costs are reduced by a charge to expense, and a liability (if necessary) would be established for any remaining deficiency. For policies reinsured with third parties the Company receives ceding commissions to compensate for acquisition costs incurred. The Company nets ceding commissions received against deferred acquisition costs and earns these ceding commissions over the period in which the related premiums are earned.

If an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining net amount of DAC with respect to such insured issue is recognized at such time.

Reinsurance

In the normal course of business, the Company purchases reinsurance coverage principally to increase aggregate capacity, manage its risk guidelines and reduce the risk of loss on its in-force business. Reinsurance premiums ceded are earned over the period the reinsurance coverage is provided. Prepaid reinsurance premiums represent the portion of premiums ceded which is applicable to the unexpired term of reinsured policies in-force. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Provision is made for any estimated uncollectible reinsurance.

Intangible Assets—Acquired Licenses

Intangible assets comprise licenses to conduct financial guarantee insurance business in 45 states of the United States. The recoverability of the carrying value of these intangible assets is evaluated at least annually for impairment. The Company has not recorded any adjustments to the carrying value of its intangible assets since their acquisition.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Deferred federal income taxes are provided for temporary differences between the tax and financial reporting basis of assets and liabilities that will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance is recorded when it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

Derivative Instruments

The Company issues and reinsures CDS contracts and certain other credit derivatives. Under the terms of its CDS contracts the Company is generally required to make payments to its counterparty in the event of specific credit events relating to assets referenced in the contracts after exhaustion of various first-loss protection levels.

Assets referenced in the Company’s in-force CDS contracts include structured pools of obligations, such as ABS CDOs, CLOs, investment-grade corporate CDOs, CDOs of CDOs and CMBS. Such pools were awarded investment-grade ratings at the deals’ inception. At December 31, 2007, the notional amount outstanding of the Company’s in-force CDS contracts was $65.3 billion ($59.6 billion net of reinsurance) and the weighted average term of such contracts was 8.6 years. In addition, based on such notional amount, as of December 31, 2007 approximately 93% of referenced assets underlying such in-force contracts were rated (based on Standard & Poor’s ratings) “AAA”, with 7% rated at or above investment-grade and less than 1% rated below investment-grade.

Pursuant to the terms of the Company’s CDS contracts, the Company is precluded from transferring such contracts to other market participants without the consent of the counterparty. In addition, the Company’s policy is to hold its CDS contracts to maturity and not to manage such contracts to realize gains or losses from periodic market fluctuations. However, in certain circumstances, the Company may choose to enter into an off-setting position, terminate or restructure a credit derivative prior to maturity for risk management or other purposes (for example, upon a deterioration in underlying credit quality or for the purposes of managing rating agency capital requirements). With the exception of two transactions which occurred in 2004 and 2003, respectively, there have been no such terminations since the Company’s inception.

As derivative financial instruments, CDS contracts are required to be reported at fair value in accordance with GAAP, with changes in fair value during the period included in earnings. The principal drivers of the fair value of the Company’s CDS contracts include: (i) general market credit spreads for the type(s) of assets referenced in CDS contracts, (ii) the specific quality and performance of the actual assets referenced in the contracts, (iii) the amount of subordination in the transaction before liability attaches, (iv) the quality of the asset manager of the transaction, if applicable, (v) other customized structural features of such contracts (e.g. terms, conditions, covenants), (vi) the rating agency capital charge for the transaction, (vii) supply and demand factors, including the volume of new issuance and financial guarantee market penetration, as well as the level of competition in the marketplace, and (viii) in certain circumstances, the market perception of the Company’s ability to meet its obligations under its CDS contracts which may be implied by the cost of buying credit protection on XLCA.

The fair value of the Company’s in-force portfolio of CDS contracts represents management’s best estimate of the premium that would be required by a market participant to assume the risks in the Company’s in-force credit derivative portfolio as of the measurement date. Fair value is defined as the price at which an asset or a liability could be bought or transferred in a current transaction between willing parties. Fair value is determined based on quoted market prices, if available. Quoted market prices are available only on a limited portion of the Company’s in-force portfolio of CDS contracts. If quoted market prices are not available, fair value is estimated based on the use of valuation techniques involving management judgment. In determining the fair value of its CDS contracts, the Company uses various valuation approaches with priority given to observable market prices when they are available. Market prices are generally available for traded securities and market standard CDS contracts but are less available or unavailable for highly-customized CDS contracts. Most of the derivative contracts the Company guarantees are structured credit derivative transactions that are not traded and do not have observable market prices.

Typical market CDS contracts are standardized, liquid instruments that reference tradable securities such as corporate bonds that also have observable prices. These market standard CDS contracts also involve collateral posting, and upon a default of the reference bond, can be settled in

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

cash. In contrast, the Company’s guaranteed CDS contracts do not contain the typical CDS market standard features as described above but have been customized to replicate the Company’s financial guarantee insurance. The Company’s guaranteed CDS contracts provide protection on specified obligations, such as those described above, or the CDS contracts contain a deductible or subordination level. The Company is not required to post collateral, and upon default, the Company generally makes payments on a “pay-as-you-go” basis after the subordination in a transaction is exhausted.

The Company’s payment obligations after a default vary by deal type. There are three primary types of policy payment requirements:

(i)	timely interest and ultimate principal;

(ii)	ultimate principal only at final maturity; and

(iii)	payments upon settlement of individual collateral losses as they occur upon erosion of deal deductibles.

The Company’s guaranteed CDS contracts are structured to prevent large one-time claims upon an event of default and almost always allow for payments over time (i.e. “pay as you go” basis) or at final maturity. Also, the Company’s guaranteed CDS contracts are generally governed by a single transaction International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement relating only to that particular transaction/contract. There is no requirement for mark-to-market termination payments, under most monoline standard termination provisions, upon the early termination of a guaranteed CDS contract. However, certain of the Company’s CDS contracts have mark-to-market termination payments following the occurrence of events that are in the Company’s control, as well as events that are outside the Company’s control, such as the Company’s insolvency or a regulator taking control of the Company’s primary insurance subsidiary. An additional difference between the Company’s CDS contracts and the typical market standard CDS contracts is that, except in the limited circumstances noted above, there is no acceleration of the payment to be made under the Company’s guaranteed CDS contracts unless the Company at its option elects to accelerate. Furthermore, by law, the Company’s guarantees are unconditional and irrevocable, and cannot be transferred to most other capital market participants as they are not licensed to write such business. Through reinsurance, the risk of loss (but not counterparty risk) on these contracts can be transferred to other financial guarantee insurance and reinsurance companies.

Historically, there has not been a market for the transfer of such highly structured guaranteed CDS contracts, in part because of the contractual differences noted above. As a result, the Company believes there are no relevant third party “exit value” market observations for these contracts. If the Company were to affect a transfer of these contracts, it believes the most likely counterparties would be other financial guarantee insurers and reinsurers or other derivative products companies.

Accordingly, the Company’s estimate of the fair value of its in-force CDS contracts is based on the use of valuation techniques involving management judgment in regard to a number of factors, including:

(i)	estimates of rates of return which would be required by market participants to assume the risks in the Company’s CDS contracts in the current market environment,

(ii)	the amount of subordination in the Company’s CDS contracts before liability attaches that would be required by a market participant in order for it to assume the risks in the Company’s contracts,

(iii)	the actual amount of subordination in the Company’s CDS contracts before liability attaches,

(iv)	the quality of the specific assets referenced in the Company’s CDS contracts at the measurement date,

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(v)	the market perception of risk associated with asset classes referenced in the Company’s CDS contracts,

(vi)	the remaining average life of the CDS contract,

(vii)

credit price indices, published by non-affiliated financial institutions, for the type(s), or similar types, of assets referenced in the Company’s CDS contracts (both in terms of type of assets and their credit rating),

(viii)

price discovery resulting from discussions and negotiations with market participants or counterparties to the Company’s CDS contracts to transfer or commute the risks in any of the Company’s CDS contracts, and

(ix)	prices of guarantees issued in the Company’s retail market or commutations of contracts the Company has executed in proximity to the measurement date.

With respect to items (viii) and (ix) above, in any price discovery involving a commutation of a CDS contract with its counterparty to the transaction, the Company considers its performance risk as implied by the market price of buying credit protection on the Company, when assessing the estimated fair value of its obligations to the counterparty under the contract.

Because it is the Company’s policy to consider all available relevant evidence in forming its best estimate of the fair value of its CDS contracts, as new information becomes available, or existing information becomes more or less available, the Company may consider new or different factors than those listed above and change its estimates in the future.

The weight ascribed by management to the aforementioned factors in forming its best estimate of the fair value of the Company’s CDS contracts may vary under changing circumstances. In periods prior to July 1, 2007, management principally considered price indices published by nonaffiliated financial institutions in forming its best estimate of the fair value of the Company’s CDS contracts. The fair value of the guarantee was determined by multiplying the percentage change in the applicable credit price index or indices applicable to the assets referenced in the CDS contracts by the present value of the remaining expected future premiums to be received under the contract. Management concluded that results from this calculation represented a reasonable estimate of the fair value of the Company’s CDS contracts at that time.

In forming management’s best estimate of the fair value of the Company’s CDS contracts subsequent to June 30, 2007, however, management concluded that limited reliance could be placed on price indices because events and conditions in the credit markets associated with subprime mortgage collateral and corporate loans resulted in limited or no transaction activity in many financial instruments since June 30, 2007 (including CDOs of high grade ABS, collateralized loan obligations (“CLOs”), RMBS, and other CDOs), causing financial institutions which publish the indices that management historically relied upon to estimate the fair value of the Company’s credit derivatives either to refrain from updating such indices or base changes in the indices partly on judgments in regard to estimated price levels and not actual executed trades. In addition, evidence suggested that the limited price information available in the marketplace in regard to such instruments was influenced by trades resulting from margin calls and liquidity issues that are generally not part of the risks associated with the Company’s business model or CDS contracts. As a result of the factors discussed above, the fair value of the Company’s credit defaults swaps at September 30, 2007 and December 31, 2007 were estimated by management primarily as follows:

•

in instances where the Company was in substantive discussions with market participants to transfer the risk in specific CDS contracts, management’s estimate of the fair value of such contracts was largely based on the price discovery it obtained from such discussions,

•

in instances where current market indices were reliable and available, management’s estimate of fair value was based on applying the percentage change in the applicable credit price index or indices applicable to the assets referenced in the CDS contracts by the present value of the remaining expected future premiums to be received under the contract, and

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

•

in substantially all other instances management’s estimate of the fair value of the Company’s CDS contracts ascribed significant weight to management’s judgments regarding rates of return required by market participants in the current market environment and the amount of subordination required by market participants before their liability would attach under the CDS contracts. Management’s judgment in regard to the appropriate rate of return that would be required by a market participant considered all of the other factors discussed above. Management’s judgment in regard to the amount of subordination required by market participants before the liability would attach under the CDS contracts generally assumed that, in the current market environment at December 31, 2007, to transfer the risk in an existing contract it would need subordination sufficient to qualify for a triple-A rating from Moody’s and S&P. Accordingly, for any contract rated below triple-A by the Company or the rating agencies (which consisted only of ABS CDO contracts), the estimated fair value was calculated by adding additional subordination sufficient to meet S&P standards for a triple-A rating based on S&P requirements at December 31, 2007 to the amount of additional premium required to be paid to transfer the risk to achieve the selected rate of return. Such premium was calculated by adjusting the present value of the expected remaining future net cash flows under such contracts (which are comprised of the remaining expected future premiums to be received under the contract, less estimated maintenance expenses and a provision for expected losses that will manifest in the future) to reflect management’s best estimate of the rates of return that would be required by a market participant to assume the risks on such contracts. Should Moody’s or S&P change their requirements in regard to the amount of subordination required to qualify for a triple-A rating, the ratings of obligations the Company guarantees may be downgraded, which would adversely effect the Company’s estimate of the fair value of such guarantees and which could have a material adverse effect on the Company’s financial condition and results of operations.

Present values of the cash flows referred to above were determined using a discount rate of 7%, which is commensurate with a corporate bond with a similar term to maturity.

Because management views the credit derivative contracts that the Company issues and reinsures as an extension of the Company’s financial guarantee business, management believes that the most meaningful presentation of these derivatives is to reflect: (i) fees that the Company receives from the issuance of such contracts in the line item captions in the consolidated statement of operations entitled “gross premiums written,” “reinsurance premium assumed,” “net premiums written” and “net premiums earned,” as appropriate, (ii) losses from actual and expected payments to counterparties under such contracts in the line item caption in the consolidated statement of operations entitled “net losses and loss adjustment expenses” and (iii) changes in the fair value of such instruments which are attributable to market factors in the line item caption in the consolidated statement of operations entitled “net realized and unrealized losses on credit derivatives.”

The following tables present the amounts related to CDS contracts and other credit derivative instruments reflected in the Company’s financial statements as of and for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
(U.S. Dollars in thousands)
Statement of Operations:
Net premiums earned	$47,059	$23,674	$16,527
Net losses and loss adjustment expenses	651,166	2,068	415
Net unrealized losses on credit derivatives	(690,917)	(8,385)	(6,681)

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

	As of December 31, 2007	As of December 31, 2006
(U.S. Dollars in thousands)
Balance sheet:
Reinsurance balances recoverable on unpaid losses	$186,232	$1,111
Derivative assets	168,364	11,976
Unpaid losses and loss adjustment expenses	850,569	14,283
Deferred premium revenue	15,447	137
Derivative liabilities(1)	850,126	5,117

(1)

The aggregate fair value of the Company’s derivative financial instruments at December 31, 2007 resulted in a net liability of $1.4 billion, which was comprised of a net liability of $1.5 billion relating to credit derivatives issued by the Company and a derivative asset of $107.0 million relating to the Company’s put option under XLFA’s Capital Facility (see Note 7). Of its net liability relating to credit derivatives at December 31, 2007, 47.1%, 2.3%, 48.8% and 1.8%, respectively, reflects estimates based primarily on price discovery resulting from discussions and negotiations to commute certain of the Company’s CDS contracts, market indices, management’s judgment in regard to the rate of return required by a market participant to transfer the risk, as discussed above, and other factors.

Variable Interest Entities

The Company insures obligations issued by variable interest entities (“VIEs”) in the ordinary course of the Company’s business. The Company provides financial guarantee insurance of structured transactions backed by pools of assets of specified types, municipal obligations supported by the issuers’ ability to charge fees for specified services or projects, and corporate risk obligations including essential infrastructure projects and obligations backed by receivables from future sales of commodities and other specified services. The obligations related to these transactions are often securitized through VIEs. In synthetic transactions, the Company guarantees payment obligations of counterparties, including VIEs, through CDS contracts referencing asset portfolios. The Company only provides financial guarantee insurance of these VIEs for premiums at market rates but does not hold any equity positions or subordinated debt in these off-balance sheet arrangements. These financial guarantee contracts represent variable interests held by the Company in VIEs.

In underwriting financial guarantees, the Company generally requires that guaranteed obligations be investment-grade prior to the provision of credit enhancement. Typically, in the case of ABS and other structured obligations, such investment grade ratings are based upon subordination, cash reserves and other structural protections. Consequently, the Company has determined that it is not the primary beneficiary of any VIEs in which it holds a variable interest. Accordingly, these VIEs are not consolidated by the Company.

Earnings Per Share

Basic earnings per share amounts are calculated by dividing net (loss) or income by the weighted average number of common shares outstanding during the year excluding the dilutive effect of stock option and restricted stock awards outstanding. Diluted earnings per share amounts are calculated by dividing net income by the sum of the weighted average number of common shares outstanding during the year plus additional shares from all potential dilutive securities. The Company’s dilutive securities consist of stock option and restricted stock awards outstanding. The additional shares included in the denominator when calculating diluted earnings per share is calculated in accordance with the treasury stock method. The treasury stock method assumes that a company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include: (i) the purchase price that the grantee will pay in the future, if any (e.g., the exercise price of a stock option); (ii) compensation cost for future service that the company has not yet recognized; and

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(iii) certain tax benefits when the award generates a tax deduction. However, the calculation of diluted loss per share excludes the dilutive effect of stock option and restricted stock awards outstanding because it would otherwise have an anti-dilutive effect on net loss per share.

Recent Accounting Pronouncements

Proposed Statement of Financial Accounting Standards (“SFAS”), Accounting for Financial Guarantee Insurance Contracts

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued Proposed SFAS, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). This proposed Statement would clarify how SFAS 60 applies to financial guarantee insurance contracts. The FASB Board concluded redeliberations of the proposed Statement on January 30, 2008 and expects to issue a final Statement sometime in 2008. This proposed Statement, among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. Under the proposed Statement, a claim liability on a financial guarantee insurance contract would be recognized when the insurance enterprise expects that a claim loss will exceed the unearned premium revenue (liability) for that contract based on expected cash flows. The discount rate used to measure the claim liability would be based on the risk-free market rate and updated each quarter. Premium revenue recognition, under the proposed Statement, will be based on applying a fixed percentage of the premium to the amount of outstanding exposure at each reporting date (referred to as the level-yield approach). In addition, in regard to financial guarantee insurance contracts where premiums are received in installments the proposed Statement requires that an insurance enterprise should recognize an asset for the premium receivable and a liability for the unearned premium revenue at inception of a financial guarantee insurance contract and, that such recognition should be based on the following:

•

the expected term of the financial guarantee insurance contract if (1) prepayments on the insured financial obligation are probable, (2) the timing and amount of prepayments can be reasonably estimated, and (3) the pool of assets underlying the insured financial obligation are subject to prepayment. Any adjustments for subsequent changes in those prepayment assumptions would be made on a prospective basis. In all other instances, contractual terms would be used, and

•	the discount rate used to measure the premium receivable (asset) and the unearned premium revenue (liability) should be the risk-free rate.

The Company expects that the initial effect of applying the provisions of the Statement as currently proposed will be material to the Company’s financial statements. In particular, the Company expects that implementation of this guidance as currently proposed would cause the Company to de-recognize its reserves for unallocated losses and loss adjustment expenses and preclude it from providing such reserves in the future.

The final Statement is expected to be effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. In addition, beginning the first quarter after issuance of the final Statement, an insurance enterprise will be required to make certain disclosures describing the Company’s guarantees that are being closely monitored as a result of deterioration or other adverse developments.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and it had no effect on the Company’s financial condition or results of operations.

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. The Company will adopt the provisions of SFAS 157 on January 1, 2008. The Company is currently evaluating the effect the adoption of SFAS 157 will have on its financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the Company an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of SFAS 159 on January 1, 2008. The adoption of SFAS 159 will not have a material effect on the Company’s financial statements.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

Proposed FASB Staff Position EITF 03-6-a, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”

In October 2006, the FASB issued proposed FASB Staff Position EITF 03-6-a, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share.” A share- based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this proposed FSP would be effective in the first reporting period beginning after the FASB posts the final FSP to its website. All prior period EPS data will have to be adjusted retrospectively to reflect the provisions of the FSP. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return such dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP will have an effect on the Company’s EPS calculations should the FASB issue the proposed guidance as final during 2008. The Company will continue to evaluate the effect of this guidance.

EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit with respect to dividends or dividend equivalents for non-vested restricted shares or restricted share units that are paid to employees be recorded as an increase to additional paid-in-capital. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not believe that the adoption of EITF Issue No. 06-11 will have a material impact on its consolidated financial statements.

4. Investments

The Company’s primary investment objective is the preservation of capital through maintenance of high-quality investments with adequate liquidity. A secondary objective is optimizing long-term, after-tax returns.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

The amortized cost and fair value of investments as of December 31, 2007 and 2006 are as follows:

(U.S. Dollars in thousands)	December 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities
Mortgage- and asset-backed securities	$1,379,631	$13,586	$(8,082)	$1,385,135
U.S. Government and government agencies	296,486	8,101	(8)	304,579
Corporate	674,769	7,439	(2,551)	679,657
Non-U.S. sovereign government	10,829	235	(7)	11,057
U.S. states and political subdivisions of the states	823	5	(7)	821

Total debt securities	$2,362,538	$29,366	$(10,655)	$2,381,249

Short-term investments
Total short-term investments	$49,882	$52	$(174)	$49,760

(U.S. Dollars in thousands)	December 31, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities
Mortgage- and asset-backed securities	$1,077,846	$3,850	$(11,435)	$1,070,261
U.S. Government and government agencies	323,638	990	(7,074)	317,554
Corporate	343,199	1,164	(6,111)	338,252
Non-U.S. sovereign government	10,126	93	(202)	10,017
U.S. states and political subdivisions of the states	375	3	—	378

Total debt securities	$1,755,184	$6,100	$(24,822)	$1,736,462

Short-term investments
Total short-term investments	$222,930	$75	$(1,104)	$221,901

The change in net unrealized gains (losses) consists of:

(U.S. Dollars in thousands)	Year Ended December 31,
	2007	2006	2005
Debt securities	$37,433	$1,324	$(21,001)
Short-term investments	907	(824)	143

Change in net unrealized gains (losses)	$38,340	$500	$(20,858)

Proceeds from sales of debt securities for the years ended December 31, 2007, 2006 and 2005 were $91.5 million, $384.5 million and $589.0 million, respectively.

The amortized cost and fair value of bonds at December 31, 2007 and 2006 by contractual maturity are shown below. Actual maturity may differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(U.S. Dollars in thousands)	December 31, 2007
	Amortized Cost	Fair Value
Due after one through five years	$579,748	$586,886
Due after five through ten years	362,952	367,371
Due after ten years	40,207	41,857

Subtotal	982,907	996,114
Mortgage- and asset-backed securities	1,379,631	1,385,135

Total	$2,362,538	$2,381,249

(U.S. Dollars in thousands)	December 31, 2006
	Amortized Cost	Fair Value
Due after one through five years	$333,340	$327,943
Due after five through ten years	301,642	295,850
Due after ten years	42,356	42,408

Subtotal	677,338	666,201
Mortgage- and asset-backed securities	1,077,846	1,070,261

Total	$1,755,184	$1,736,462

Net investment income is derived from the following sources:

(U.S. Dollars in thousands)	2007	2006	2005
Debt securities, short-term investments and cash equivalents	$123,142	$79,996	$52,781
Less: Investment expenses	(2,432)	(2,272)	(1,621)

Net investment income	$120,710	$77,724	$51,160

The gross realized gains and gross realized (losses) for the years ended December 31, 2007, 2006 and 2005 were $0.9 million and ($3.4) million; $1.9 million and ($18.1) million; and $2.0 million and ($5.2) million, respectively.

The Company has gross unrealized losses on securities which it considers to be temporary impairments. Such individual security positions have been evaluated by management, based on specific criteria, to determine if these impairments should be considered other-than-temporary. These criteria include assessment of the severity and length of time securities have been impaired, along with management’s ability and intent to hold the securities to recovery (which considers the Company’s liquidity position), among other factors.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

The following tables present the aggregate gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006, respectively:

(U.S. Dollars in thousands)	December 31, 2007
	Less than 12 months		12 months or more			Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss		Fair Value	Unrealized Loss
Description of securities
Mortgage- and asset-backed securities	$94,598	$831	$384,020	$7,251		$478,618	$8,082
U.S. Government and government agencies	—	—	7,666	9		7,666	9
Corporate	40,683	411	208,696	2,283		249,379	2,694
U.S. states and political subdivisions	445	7	—	—		445	7
Non-U.S. sovereign government	—	—	8,530	37		8,530	37

Total debt securities and short-term investments	$135,726	$1,249	$608,912	$9,580	(1)	$744,638	$10,829

(U.S. Dollars in thousands)	December 31, 2006
	Less than 12 months		12 months or more			Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss		Fair Value	Unrealized Loss
Description of securities
Mortgage- and asset-backed securities	$220,065	$931	$371,675	$10,504		$591,740	$11,435
U.S. Government and government agencies	60,713	575	361,831	7,571		422,544	8,146
Corporate	46,444	204	211,228	5,913		257,672	6,117
U.S. states and political subdivisions	—	—	2,227	27		2,227	27
Non-U.S. sovereign government	503	—	8,424	201		8,927	201

Total debt securities and short-term investments	$327,725	$1,710	$955,385	$24,216	(2)	$1,283,110	$25,926

(1)

Of the non-U.S. government securities in a continuous unrealized loss position for 12 months or more at December 31, 2007 (which excludes $0.7 million of unrealized losses on securities issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) which are included in “Mortgage- and Asset-Backed Securities” in the above table), 71.4%, 86.8%, and 100% are rated “AAA”, “AA–” or better or “A–” or better, respectively, of the total unrealized loss in such category. In addition, of the non-government securities in a continuous unrealized loss position for 12 months or more, securities aggregating 82% of the total unrealized loss in such category have a price decline of less than 6% from their amortized cost and the remaining 18% have a price decline greater than 6% but less than 8% of their amortized cost as of December 31, 2007.

(2)

Of the non-U.S. government securities in a continuous unrealized loss position for 12 months or more at December 31, 2006 (which excludes $2.7 million of unrealized losses on securities issued by the GNMA, FNMA and FHLMC which are included in “Mortgage- and Asset-Backed Securities” in the above table), 59.2%,75.1%, and 100% are rated “AAA”, “AA–” or better or “A–” or better, respectively, of the total unrealized loss in such category. In addition, of the non-government securities in a continuous unrealized loss position for 12 months or more, securities aggregating 87% of the total unrealized loss in such category have a price decline of less than 6% from their amortized cost and the remaining 13% have a price decline greater than 6% but less than 9% of their amortized cost as of December 31, 2006.

For the year ended December 31, 2007, the Company recorded other-than-temporary impairment charges of $1.2 million. The Company did not record any other-than-temporary declines in the fair value of debt securities or short-term investments for the years ended December 31, 2006 or 2005.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

Debt securities with an amortized cost and fair value of $7.1 million and $7.6 million and $6.6 million and $6.6 million at December 31, 2007 and 2006, respectively, were on deposit with various regulatory authorities as required by insurance laws.

5. Segments

The Company’s business activities are organized and managed in two operating segments: financial guarantee insurance and financial guarantee reinsurance. These segments are managed separately because they provide different products or services to different customers, are subject to different regulation, require different strategies and have different technology requirements. Products comprising the financial guarantee insurance segment primarily include financial guarantee insurance of public finance and structured finance debt securities and CDS contracts. Products comprising the reinsurance segment primarily include reinsurance of financial guarantee insurance products issued by financial guarantee insurance companies. Refer to Note 1 and Note 13 for additional information with regard to the products offered by the Company’s operating segments.

Set forth in the table below is certain financial information with respect to the Company’s operating segments for the years ended December 31, 2007, 2006 and 2005. Except for various allocations discussed below, the accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of each operating segment based on underwriting profit or loss before income taxes, nonrecurring items (e.g. items of an unusual or infrequent nature), and inter-segment transactions. Certain costs and operating expenses are allocated to each of the segments based on: (i) a review of the nature of such costs, and (ii) time studies analyzing the amount of employee compensation costs incurred by each segment.

(U.S. Dollars in thousands)	Year Ended December 31,
	2007	2006	2005
Financial guarantee insurance segment:
Gross premiums written	$321,929	$353,728	$233,269
Ceded premiums	(72,254)	(13,067)	(40,527)

Net premiums written	249,675	340,661	192,742
Change in net deferred premium revenue	(72,980)	(185,098)	(72,159)

Net premiums earned	176,695	155,563	120,583
Fee and other income	215	2,365	750

Total underwriting revenues	176,910	157,928	121,333

Net losses and loss adjustment expenses	708,570	12,639	25,369
Acquisition costs, net	12,170	10,537	4,664
Operating expenses	67,924	62,592	59,434

Total underwriting expenses	788,664	85,768	89,467

Financial guarantee insurance underwriting (loss) profit	(611,754)	72,160	31,866

Financial guarantee reinsurance segment:
Reinsurance premiums assumed	56,384	55,271	52,170
Change in net deferred premium revenue	(17,360)	(27,719)	(20,914)

Net premiums earned and total underwriting revenues	39,024	27,552	31,256

Net losses and loss adjustment expenses	11,962	2,319	652
Acquisition costs, net	7,801	5,703	7,567
Operating expenses	12,128	10,055	8,187

Total underwriting expenses	31,891	18,077	16,406

Financial guarantee reinsurance underwriting profit	7,133	9,475	14,850

Total underwriting (loss) profit	(604,621)	81,635	46,716

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(U.S. Dollars in thousands)	Year Ended December 31,
	2007	2006	2005
Corporate and other:
Net investment income	120,710	77,724	51,160
Net realized losses on investments	(2,517)	(16,180)	(3,221)
Net realized and unrealized losses on credit derivatives	(690,917)	(8,385)	(6,681)

Subtotal	(1,177,345)	134,794	87,974
Corporate operating expenses	18,879	6,352	—

(Loss) income before income tax and minority interest	(1,196,224)	128,442	87,974
Income tax expense (benefit)	16,389	3,133	(1,277)

(Loss) income before minority interest	(1,212,613)	125,309	89,251
Minority interest—dividends on redeemable preferred shares	3,527	7,954	8,805

Net (loss) income	(1,216,140)	117,355	80,446
Dividends on Series A perpetual non-cumulative preference shares	8,409	—	—

Net (loss) income available to common shareholders	$(1,224,549)	$117,355	$80,446

6. Minority Interest—Redeemable Preferred Shares of Subsidiary

XLFA was originally formed in 1998 as part of an investment venture between XL Capital and FSAH and was initially capitalized through a series of transactions resulting in the issuance by XLFA of its common shares to XL Insurance (Bermuda) Ltd (“XLI”), an indirect wholly owned subsidiary of XL Capital, for consideration of $221.0 million and the issuance by XLFA of its Series A Redeemable Preferred Shares to FSAH and its subsidiaries for consideration of $39.0 million. FSAH is a holding company whose primary operating subsidiary, Financial Security Assurance Inc. (“FSA”), is a monoline financial guarantee insurance company. On December 7, 2004, XLFA issued additional common shares to XLI in exchange for $125.0 million and on July 1, 2006 all of XL Capital’s direct and indirect ownership interest in XLFA was contributed to SCA. See Note 1. In addition, during 2006, SCA contributed $298.1 million to XLFA from the net proceeds of its IPO and in 2007, SCA contributed $225.0 million to XLFA from the net proceeds of its issuance of Series A Perpetual Non-Cumulative Preference Shares. See Note 19. There were no common or other shares of equity capital issued by XLFA to SCA in exchange for such contributions. Pursuant to XLFA’s corporate bye-laws each share of common stock of XLFA is entitled to three votes with respect to matters requiring a vote of shareholders and each share of the Series A Redeemable Preferred Shares are entitled to one vote. Accordingly, at December 31, 2007 and 2006 holders of XLFA’s Series A Redeemable Preferred Shares as a group had approximately a 5% voting interest in XLFA, respectively, whereas holders of XLFA’s common shares had an approximate 95% voting interest, respectively.

Under XLFA’s corporate bye-laws the Series A Redeemable Preferred Shares were originally structured to provide for: (i) a 5% fixed annual dividend, (ii) an annual participating dividend according to certain criteria including a formula based on the financial guarantee company industry average for dividends paid, and (iii) a payment upon redemption. Under XLFA’s amended corporate bye-laws the Series A Preferred Shares may be redeemed by XLFA: (i) at any time, in whole or in part, at its sole option; provided that no partial redemption by XLFA shall cause the value of the remaining outstanding Series A Redeemable Preferred Shares to be less than 10% of the total equity capitalization of XLFA; or (ii) in whole but not in part, at any time after the tenth anniversary of the date of their initial issue. Dividends under the Series A Preferred Shares are cumulative. At any time after November 3, 2008, the holders may require XLFA to redeem the Series A Preferred Shares. The Series A Preferred Shares may also be required to be redeemed upon the occurrence of a change of control.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

Prior to April, 2006 the redemption price of the Series A Preferred Shares was estimated at the end of each reporting period and changes in the redemption value were accreted over the period from the date of issuance to the earliest redemption date using the interest method. Pursuant to resolution of XLFA’s shareholders on April 2006, XLFA restructured the terms of its Series A Redeemable Preferred Shares and changed its bye-laws accordingly. In accordance with the resolution, the participating dividend of the preference shares was eliminated, the stated value of the preferred shares held by FSAH and its subsidiaries was increased to $54.0 million, and the fixed dividend rate was increased from 5% to 8.25%.

For the year ended December 31, 2006, the Company recorded $8.0 million of “minority interest–dividends on redeemable preferred shares” which reflects the effect of the restructured terms of the Series A Preferred Shares referred to above. For the year ended December 31, 2005 the Company recorded $8.8 million of fixed and participating dividends and accreted redemption value.

On February 27, 2007, the board of directors of XLFA approved: (i) an extraordinary dividend of $15.0 million on its Series A Redeemable Preferred Shares, and (ii) a reduction in the stated value of the remaining outstanding Series A Redeemable Preferred Shares by a corresponding amount. Payment of the extraordinary dividend and the reduction in the stated value of the Series A Redeemable Preferred Shares were made in March 2007. There was no change in the voting interest of the holders of the Series A Redeemable Preferred shares as a result of the extraordinary dividend and reduction in the stated value of the Series A Redeemable Preferred Shares. As a result of the reduction in stated value, dividends on the redeemable preferred shares were $0.8 million quarterly subsequent to March 31, 2007.

7. XLFA Capital Facility

In December 2004, XLFA entered into a put option agreement and an expense reimbursement agreement (the “Asset Trust Expense Reimbursement Agreement”) with Twin Reefs Asset Trust (the “Asset Trust”). The put option agreement provides XLFA with the irrevocable right to require the Asset Trust at any time and from time to time to purchase XLFA’s non-cumulative perpetual Series B preferred shares with an aggregate liquidation preference of up to $200 million. There is no limit to the number of times that XLFA may exercise the put option, redeem the Series B preferred shares from the Asset Trust and exercise the put option again. XLFA is obligated to reimburse the Asset Trust for certain fees and ordinary expenses. To the extent that any Series B preferred shares are put to the Asset Trust and remain outstanding, a corresponding portion of such fees and ordinary expenses will be payable by XLFA pursuant to the asset trust expense reimbursement agreement. The put option agreement is perpetual but would terminate on delivery of notice by XLFA on or after December 9, 2009, or under certain defined circumstances, such as the failure of XLFA to pay the put option premium when due or bankruptcy. The premium payable by XLFA is the sum of certain trustee and investment managers expenses, the distribution of income paid to holders of the pass-through trust securities, less the investment yield on the eligible assets purchased using the proceeds originally raised from the issuance of the pass-through securities. The eligible securities (which are generally high-grade investment securities) are effectively held in trust to be used to fund the purchase of any Series B preferred shares upon exercise of the put. The put option is recorded at estimated fair value with changes in fair value recognized in earnings under the caption in the consolidated statements of operations entitled “Net realized and unrealized losses on credit derivatives.” For the years ended December 31, 2007, 2006, and 2005 the Company recorded net realized and unrealized gains (losses) of $104.6 million, $(2.3) million, and $(2.3) million relating to the put option, respectively. The increase in the value of the put option recorded at December 31, 2007 reflects the trading value at December 31, 2007 of the aforementioned pass-through securities which, in turn, reflects the market perception of credit risk associated with the Series B Preferred Shares.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

XLFA’s Series B Preferred Shares were created in conjunction with the establishment of the Asset Trust. The Series B Preferred Shares are non-cumulative redeemable perpetual preferred shares with a par value of $120 per share. The Series B Preferred Shares rank prior to XLFA’s common and Series A Redeemable Preferred Shares (see Note 6) and have a liquidation preference of $100,000 each. In the event that XLFA exercises its put option to the Asset Trust and the Series B preferred shares are issued, the holders of outstanding Series B Preferred Shares shall be entitled to receive, in preference to the holders of XLFA’s common and Series A Redeemable Preferred Shares, cash dividends at a percentage rate per Series B Preferred Share as follows:

(1)	for any Dividend Period ending on or prior to December 9, 2009, One-Month LIBOR plus 1.00% per annum, calculated on an Actual/360 Basis; and

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

On February 7, 2008, XLFA exercised the put option, for the first time since the inception of the facility, to issue $200 million of non-cumulative perpetual Series B preferred shares which, if declared, by XLFA’s board of directors, will pay monthly dividends as described above. On February 26, 2008, XLFA elected to declare dividends on the Series B preferred shares at the required rate for the next three monthly periods.

8. Related Party Transactions

Concurrent with the IPO, the Company entered into arrangements with affiliates of XL Capital: (i) to provide it protection with respect to adverse development on certain transactions, (ii) to have exposures transferred to it or re-assume exposures under certain financial guarantee policies that were originally reinsured to, or written on behalf of, the Company by XLI, an indirect wholly owned subsidiary of XL Capital, due principally to single risk constraints and rating agency capital adequacy requirements applicable to the Company at the time that business was first written, (iii) to cancel the Company’s reinsurance of certain non-financial guarantee business ceded to it by XLI, and (iv) to govern certain aspects of Company’s relationship with XL Capital after the IPO, including a series of service agreements under which subsidiaries of XL Capital will provide certain services to the Company or receive certain services from the Company for a period of time after the IPO. The aforementioned arrangements are discussed further below.

In addition, in connection with the IPO, XL Capital agreed to fund a portion of long-term compensation awarded by XL Capital to employees of SCA prior to the IPO and which remained outstanding under XL Capital’s long-term compensation plans subsequent to the IPO. In this regard, SCA reflects the full cost of the periodic charges from such long-term compensation in its earnings each period, XL Capital charges approximately 60% of such cost to SCA, and SCA records a capital contribution from XL Capital equal to the remaining 40% of such cost. The aggregate remaining future cost of such long-term compensation to SCA is approximately $1.0 million at December 31, 2007, of which SCA will pay XL Capital approximately $0.6 million and XL Capital will fund $0.4 million.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

Services Agreements with Affiliates

Prior to the IPO, the Company purchased various services from affiliates of XL Capital under various agreements and continued to purchase such services under new agreements that became effective at the date of the IPO. Such services principally include: (i) information technology support, (ii) reinsurance and retrocessional consulting and management services and (iii) actuarial, finance, legal, internal audit services and certain investment management services. Since the IPO, the Company has undertaken to perform certain of the services itself or to outsource such services to other vendors and has, accordingly, discontinued the purchase of many of the services that were provided by XL Capital. For the years ended December 31, 2007 and 2006, the Company incurred costs under the aforementioned agreements aggregating $4.3 million and $3.0 million, respectively, which are reflected in “operating expenses” in the accompanying consolidated statements of operations.

Employee Benefit Plans

The Company maintains a qualified defined contribution pension plan for the benefit of all eligible employees and a non-qualified deferred compensation plan for the benefit of certain employees (collectively, the “SCA Plans”). Prior to the IPO, XL America, Inc (“XLA”) maintained plans, with substantially the same terms, which employees of the Company participated in (the “XLA Plans”). Discretionary contributions to the SCA Plans and XLA Plans are based on a fixed percentage of employee contributions and compensation, as defined in the aforementioned plans. For the years ended December 31, 2007, 2006, and 2005, the Company incurred costs under the aforementioned plans aggregating $5.2 million, $2.7 million, and $2.2 million, respectively, which are reflected in “operating expenses” in the accompanying consolidated statements of operations.

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

•

Effective August 4, 2006, certain subsidiaries of XL Capital indemnified the Company for all losses and loss adjustment expenses incurred in excess of its retained reserves at the effective date of the agreement relating to an insured project financing described in Note 14(c). In consideration for the aforementioned indemnifications the Company is obligated to pay such affiliates approximately $9.8 million on an installment basis over the life of the aforementioned project financing. As this premium is due irrespective of any early termination of the underlying insurance transaction, the Company recorded a liability of approximately $7.0 million at the effective date of the indemnifications (representing the present value of the obligation discounted at 5.0%, which reflects the rate on treasury obligations with a term to maturity commensurate with that of the liability) and a corresponding deferred cost, which are reflected in the accompanying consolidated balance sheet in “reinsurance premiums payable” and “prepaid reinsurance premiums”, respectively.

•

Effective August 4, 2006, XLA has undertaken to indemnify the Company for any diminution in value below their carrying value at June 30, 2006 of the notes and preferred shares described in Note 14(d), which notes and preferred shares were acquired in connection with the satisfaction of a claim under a financial guarantee insurance policy issued by XLCA. In addition, pursuant to the aforementioned indemnity, XLA agreed to indemnify the Company

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

for any costs arising out of any litigation or future claim in connection with the aforementioned insurance policy. See Note 14(d) for further information regarding amounts recovered or recoverable by SCA under the indemnity.

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

•

Effective October 1, 2001, XLFA entered into an excess of loss reinsurance agreement with XLI. This agreement covers a portion of XLFA’s liability arising as a result of losses on policies written by XLFA that are in excess of certain limits and are not covered by other reinsurance agreements. This agreement provides indemnification only for the portion of any loss covered by this agreement in excess of 10% of XLFA’s surplus, up to an aggregate amount of $500 million, and excludes coverage for liabilities arising other than pursuant to the terms of an underlying policy. XLFA ceded losses under this agreement aggregating $259.4 million during the year ended December 31, 2007, which is reflected in “losses and loss adjustment expenses” on the accompanying consolidated statement of operations. There were no losses ceded by XLFA under this agreement prior to 2007. At December 31, 2007 and 2006, the Company had a recoverable from XLI under this agreement of $259.4 million and $0, respectively, which is reflected in “reinsurance balances recoverable on unpaid losses” in the accompanying consolidated balance sheet. The ceded losses of $259.4 million represent the present value (discounted at 5.1%) of the full limit loss of $500 million under this agreement. The Company incurred expense under the excess of loss reinsurance agreement of $8.2 million, $0.5 million, and $0.5 million for the years ended December 31, 2007, 2006, and 2005, respectively. The expense recorded in 2007 reflects all future ceded premium that the Company will be required to pay under the reinsurance agreement over the remaining average life of the loss payments and recoveries noted above, in order for the agreement to remain in-force and the Company recover the aforementioned ceded losses.

•

Effective November 1, 2002 and as amended and restated as of March 1, 2007, XLCA is party to a facultative reinsurance arrangement (the “XL Re Treaty”) with XL RE AM. Under the terms of the XL Re Treaty, XL RE AM agrees to reinsure risks insured by XLCA under financial guarantee insurance policies up to the amount necessary for XLCA to comply with single risk limitations set forth in Section 6904(d) of the New York Insurance Laws. Such reinsurance was on an automatic basis prior to the effective date of the IPO and is on a facultative basis on and after the effective date of the IPO. The reinsurance provided by XL RE AM may be on an excess of loss or quota share basis. The Company is allowed up to a 30% ceding commission (or such other percentage on an arm’s-length basis) on ceded premiums written under the terms of this agreement.

•

Since it commenced operations, XLFA has entered into several reinsurance arrangements with subsidiaries and affiliates of FSAH (hereafter referred to as “FSA”) to reinsure certain policies issued by FSA which guarantee the timely payment of the principal of and interest on various types of debt obligations. XLFA’s obligations under certain of these arrangements are

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

guaranteed by XLI. Effective upon the IPO, the guarantee was terminated with respect to all new business assumed by XLFA under such arrangement, but the guarantee remains in effect with respect to cessions under the agreement prior to the IPO. Premiums assumed by XLFA under its reinsurance arrangements with FSA represented 78%, 70%, and 66% of the Company’s total reinsurance premiums assumed for the years ended December 31, 2007, 2006, and 2005, respectively.

•

XLFA has guaranteed certain of XLI’s obligations in connection with certain transactions where XLI’s customer required such credit enhancement. Each of these transactions has a “double trigger” structure, meaning that XLFA does not have to pay a claim unless both the underlying transaction and XLI default. For each of these transactions, XLFA has entered into a reimbursement agreement with XLI, pursuant to which XLI pays XLFA a fee for providing its guarantee and XLI grants XLFA a security interest in a portion of the payments received by it from its client. As of December 31, 2007 and 2006, XLFA’s aggregate net par outstanding relating to such guarantees was $511.1 million and $522.8 million, respectively.

•

Effective May 1, 2004, XLI entered into an agreement with XLCA which unconditionally and irrevocably guarantees to XLCA the full and complete payment when due of all of XLFA’s obligations under its facultative quota share reinsurance agreement with XLCA, under which agreement XLFA has assumed business from XLCA since December 19, 2000. The par value of business guaranteed by XLI under this agreement was approximately $77.5 billion and $83.1 billion as of December 31, 2007 and 2006, respectively. The XLI guarantee agreement terminated with respect to any new business produced by XLCA and ceded to XLFA pursuant to the facultative quota share reinsurance agreement after the effective date of the IPO, but the guarantee remains in effect with respect to cessions under the agreement prior to the IPO.

•

The Company provides financial guarantee insurance policies insuring timely payment of investment agreements issued by XLAF, a wholly owned subsidiary of XL Capital. These investment agreements contain ratings triggers based on the rating of XLCA, substantially all of which were triggered upon XLCA’s recent downgrades by Moody’s, S&P and Fitch. XLAF may be required to repay or collateralize these investment agreements, and as guarantor of XLAF’s obligations, XLCA may be required to repay these amounts should the assets in XLAF’s investment portfolio prove insufficient or should XLAF otherwise fail to perform its obligations thereunder. As of December 31, 2007 and 2006, the aggregate face amount of such investment agreements guaranteed by XLCA was $4.0 billion and $3.9 billion, respectively. To date, XLCA has not had any claim with respect to these investment agreements nor has it been required to collateralize any of these investment agreements. Although XLAF is a wholly-owned subsidiary of XL Capital, XL Capital is not contractually obligated to support XLAF under its obligations under the investment agreements. XL Capital has, however, communicated to XLCA and publicly disclosed its intent to settle all such liabilities by the end of March 2008. Accordingly, XLCA does not expect to incur any claims under its insurance of XLAF’s investment agreements. As of February 29, 2008, the remaining aggregate face amount outstanding of such investment agreements was approximately $2.0 billion.

•

In addition, the Company insures XLAF’s obligations under certain derivative contracts issued and purchased by XLAF. As of December 31, 2007 and 2006, the total notional value of such contracts insured was $162.9 million and $179.1 million, respectively.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

The following table summarizes the non-affiliated and affiliated components of each line item in the consolidated statements of operations where applicable:

(U.S. Dollars in thousands)	Year Ended December 31,
	2007	2006	2005
Net premiums earned
Non-affiliated:
Total premiums written	$334,271	$359,411	$245,272
Ceded premiums written	(38,687)	(18,665)	(16,690)

Net premiums written	295,584	340,746	228,582
Change in net deferred premium revenue	(91,680)	(166,484)	(82,590)

Non-affiliated net premiums earned	203,904	174,262	145,992

Affiliated:
Total premiums written	44,042	49,588	40,167
Ceded premiums written	(33,567)	5,598	(23,837)

Net premiums written	10,475	55,186	16,330
Change in net deferred premium revenue	1,340	(46,333)	(10,483)

Affiliated net premiums earned	11,815	8,853	5,847

Total net premiums earned	215,719	183,115	151,839

Net investment income	120,710	77,724	51,160
Net realized losses on investments	(2,517)	(16,180)	(3,221)
Net realized and unrealized losses on credit derivatives	(690,917)	(8,385)	(6,681)
Fee income and other	215	2,365	750

	(572,509)	55,524	42,008

Total revenues	(356,790)	238,639	193,847

Net losses and loss adjustment expenses
Non-affiliated	1,017,525	29,137	30,707
Affiliated	(296,993)	(14,179)	(4,686)

Total net losses and loss adjustment expenses	720,532	14,958	26,021

Acquisition costs, net
Non-affiliated	16,061	14,452	11,639
Affiliated	3,910	1,788	592

Total acquisition costs, net	19,971	16,240	12,231

Operating expenses	98,931	78,999	67,621

Total expenses	839,434	110,197	105,873

(Loss) income before income tax and minority interest	(1,196,224)	128,442	87,974
Income tax expense (benefit)	16,389	3,133	(1,277)

(Loss) income before minority interest	(1,212,613)	125,309	89,251
Minority interest—dividends on redeemable preferred shares	3,527	7,954	8,805

Net (loss) income	(1,216,140)	117,355	80,446
Dividends on Series A perpetual non-cumulative preference shares	8,409	—	—

Net (loss) income available to common shareholders	$(1,224,549)	$117,355	$80,446

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

The following table summarizes the affiliated components of each line item in the consolidated balance sheets where applicable:

(U.S. Dollars in thousands)	As of December 31,
	2007	2006
Assets
Deferred acquisition costs	$17,070	$16,125
Prepaid reinsurance premiums	41,218	24,236
Premiums receivable	4,693	4,366
Reinsurance balances recoverable on unpaid losses	381,632	79,460
Other assets	794	679

Total affiliated assets	445,407	124,866
Non-affiliated assets	3,158,688	2,371,948

Total assets	$3,604,095	$2,496,814

Liabilities, minority interest and shareholders’ equity
Liabilities
Unpaid loss and loss adjustment expenses	$21,257	$12,047
Deferred premium revenue	138,951	113,108
Reinsurance premiums payable	28,726	10,984
Accounts payable, accrued expenses and other liabilities	4,212	19,623

Total affiliated liabilities	193,146	155,762
Non-affiliated liabilities	2,944,886	920,516

Total liabilities	3,138,032	1,076,278
Minority interest—redeemable preferred shares (affiliate)	39,000	54,016
Total shareholders’ equity	427,063	1,366,520

Total liabilities, minority interest and shareholders’ equity	$3,604,095	$2,496,814

9. Net Premiums Earned

Net premiums earned are comprised of:

(U.S. Dollars in thousands)	Year Ended December 31,
	2007	2006	2005
Gross premiums written	$321,929	$353,728	$233,269
Reinsurance premiums assumed	56,384	55,271	52,170

Total premiums written	378,313	408,999	285,439
Change in direct deferred premium revenue	(114,117)	(175,208)	(82,688)
Change in assumed deferred premium revenue	(17,360)	(27,719)	(22,805)

Gross premiums earned	246,836	206,072	179,946

Reinsurance premiums ceded	(72,254)	(13,067)	(40,527)
Change in prepaid reinsurance premiums	41,137	(9,890)	12,420

Ceded premiums earned	(31,117)	(22,957)	(28,107)

Net premiums earned	$215,719	$183,115	$151,839

Premiums earned for the years ended December 31, 2007, 2006, and 2005 include $14.7 million, $27.4 million and $14.7 million, respectively, related to refunded and called bonds and other accelerations.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

10. Deferred Acquisition Costs and Deferred Ceding Commissions

Deferred acquisition costs, net of deferred ceding commission revenue, as well as related amortization, as of and for the years ended December 31, 2007, 2006 and 2005 are as follows:

(U.S. Dollars in thousands)	Year Ended December 31,
	2007	2006	2005
Deferred acquisition costs, net—beginning of year	$93,809	$59,592	$44,599
Costs and revenues deferred:
Acquisition costs deferred during the year	54,858	51,214	38,508
Ceding commission revenue deferred during the year	(20,579)	(8,566)	(11,284)

Net costs and revenues deferred	34,279	42,648	27,224
Commutation with affiliate	—	7,809	—
Acquisition costs and ceding commission revenue amortized:
Acquisition costs amortized	(27,284)	(22,422)	(19,937)
Ceding commission revenue amortized	7,313	6,182	7,706

Net acquisition costs amortized	(19,971)	(16,240)	(12,231)

Deferred acquisition costs, net—end of year	$108,117	$93,809	$59,592

During the year ended December 31, 2007, the Company recorded a premium deficiency by accelerating the amortization of $3.1 million of deferred acquisition costs relating to its guarantees of obligations supported by HELOCs and CES transactions. There have been no premium deficiencies recorded by the Company prior to 2007.

Accelerated amortization of deferred acquisition costs due to refundings was $2.7 million, $2.2 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

11. Reinsurance

The Company enters into ceded reinsurance arrangements principally to increase aggregate capacity, manage its risk guidelines and to reduce the risk of loss on business written or assumed. This reinsurance includes the reinsurance arrangements with affiliates that are discussed in Note 8, as well as reinsurance arrangements with non-affiliated reinsurers. Reinsurance does not relieve the Company of its obligations under its guarantees. Accordingly, the Company is still liable under its guarantees in the event reinsuring companies do not meet their obligations to the Company under reinsurance agreements. The Company regularly monitors the financial condition of its reinsurers. For the years ended December 31, 2007, 2006, and 2005 there were no amounts provided by the Company for uncollectible reinsurance recoverable. The following tables set forth certain amounts ceded to affiliate and non-affiliate reinsurers as of and for the years ended December 31, 2007, 2006, and 2005.

(U.S. Dollars in thousands)	2007
	Affiliate	Non-Affiliate	Total
Year Ended December 31
Ceded premiums written	$33,567	$38,687	$72,254
Ceded premiums earned	16,584	14,533	31,117
Ceding commission revenue	2,947	4,367	7,314
Ceded losses and loss adjustment expenses	49,026	1,310	50,336
As of December 31
Par exposure ceded	$7,738,617	$10,921,965	$18,660,582
Reinsurance balances recoverable on unpaid losses	381,164	69,569	450,733

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(U.S. Dollars in thousands)	2006
	Affiliate	Non-Affiliate	Total
Year Ended December 31
Ceded premiums written	$(5,598)	$18,665	$13,067
Ceded premiums earned	10,666	12,291	22,957
Ceding commission revenue	2,809	3,373	6,182
Ceded losses and loss adjustment expenses	14,647	487	15,134
As of December 31
Par exposure ceded	$1,581,107	$5,745,370	$7,326,477
Reinsurance balances recoverable on unpaid losses	79,615	9,001	88,616

(U.S. Dollars in thousands)	2005
	Affiliate	Non-Affiliate	Total
Year Ended December 31
Ceded premiums written	$23,837	$16,690	$40,527
Ceded premiums earned	16,894	11,213	28,107
Ceding commission revenue	4,895	2,811	7,706
Ceded losses and loss adjustment expenses	7,761	3,491	11,252
As of December 31
Par exposure ceded	$4,405,870	$4,428,175	$8,834,045
Reinsurance balances recoverable on unpaid losses	64,476	4,741	69,217

12. Letter of Credit and Liquidity Facility

On August 1, 2006, the Company entered into an aggregate $500 million, five-year letter of credit and revolving credit facility (the “Facility”) with a syndicate of banks, for which Citibank N.A. is the administrative agent. The Facility provides for letters of credit of up to $250 million and up to $250 million of revolving credit loans with the aggregate amount of outstanding letters of credit and revolving credit loans thereunder not to exceed $500 million.

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

The Facility contains financial covenants that require that the Company at any time (a) prior to August 1, 2008, maintain a minimum consolidated net worth (defined as total shareholders’ equity before accumulated other comprehensive income and excluding the effect of any adjustments required under Statement of Financial Accounting Standards No. 133) of $857.4 million, (b) on or after August 1, 2008, maintain a minimum consolidated net worth (as defined above) equal to the greater of (1) $857.4 million or (2) an amount equal to 65% of the consolidated net worth (as defined above) as of the end of the then most recent fiscal year or fiscal quarter of the Company for which financial statements shall have been delivered, and (c) maintain a maximum total funded debt-to- total capitalization ratio of 30%. At December 31, 2007, consolidated net worth (as defined above), as calculated by the Company in accordance with the Facility, was $1,091.0 million and there was no debt outstanding. The Facility also contains certain covenants, including restrictions on mergers, acquisitions and other business consolidations; the sale of assets; incurrence of indebtedness; liens on assets; and transactions with affiliates. In addition, the Facility contains certain customary provisions regarding events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to certain other indebtedness, certain events of bankruptcy and insolvency, material judgments, certain events under the Employee

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

Retirement Income Security Act of 1974, as amended, and changes of control. The Facility also requires that the Company deliver audited financial statements without a “going concern” or like qualification or exception and without any qualification or exception as to the scope of such audit.

As of December 31, 2007, the Company had letters of credit outstanding under the Facility of $233.0 million, which were established for the benefit of primary insurance companies reinsured by the Company, as explained below. No revolving loans have been drawn by the Company under the Facility since its inception. For the year ended December 31 2007, and the period from August 1, 2006 through December 31, 2006, the Company incurred expenses of $0.6 million and $0.2 million, respectively, under the Facility. Prior to August 1, 2006, XL Capital had drawn letters of credit under its credit facility with a syndicate of commercial banks for the benefit of primary companies reinsured by the Company. For the period from January 1, 2006 through July 31, 2006 and the year ended December 31, 2005, the Company incurred expenses of $0.3 million and $1.6 million, respectively, related to letters of credit drawn by XL Capital for the benefit of primary companies reinsured by the Company.

Primary companies reinsured by XLFA may require XLFA to provide collateral or letters of credit so they can receive reinsurance credit under certain U.S. state laws. In addition, under certain of its reinsurance agreements, XLFA has the option to provide collateral or letters of credit in favor of the primary companies it reinsures in the event of a downgrade of XLFA’s credit ratings or other events which would diminish the reinsurance credit provided to such primary companies by the rating agencies for XLFA’s reinsurance. Although XLFA’s credit ratings were downgraded, as of the date hereof, XLFA has not received a request from any of the primary companies it reinsures to provide collateral or letters of credit and XLFA has not made any determination whether it will provide collateral or letters of credit to such primary companies. As of December 31, 2007, the Company had $17.0 million of additional letter of credit capacity available.

Under certain of XLFA’s reinsurance agreements, in the event of a ratings downgrade of XLFA or other trigger events (some of which have already occurred), the primary companies that have ceded business to XLFA generally have the right to take back all or a fixed percentage of all in-force business that has been ceded by such companies to XLFA. In such event, XLFA would be required to return to the primary company all or a portion of the U.S. statutory unearned premium for such business at such time. While no request has been made to date, as of December 31, 2007, if all XLFA’s primary companies took back such business, XLFA estimates the amount of U.S. statutory unearned premium to be returned to such primary companies to be approximately $138.7 million, net of ceding commission that such primary companies would be required to return to XLFA upon such request. If such business were recaptured due to the aforementioned circumstances, XLFA would also forego future installment premium on the business recaptured but the Company would require less rating agency capital.

13. Outstanding Exposure and Collateral

Financial guarantee insurance policies issued by the Company and assumed pursuant to reinsurance arrangements guarantee the timely payment of principal and interest on insured obligations. CDS contracts issued by the Company guarantee the payment of the notional amounts of referenced securities. The net exposure retained on any risk guaranteed or reinsured by the Company is subject to the Company’s underwriting guidelines and regulatory risk limitations. The Company’s in-force business is diversified both domestically and internationally, across multiple industries and by type of obligations guaranteed. The Company’s total exposure, before reinsurance, to principal (or “par”) amounts insured and notional amounts guaranteed as of December 31, 2007 and 2006 was $183.7 billion and $125.3 billion, respectively. The Company’s total exposure, before reinsurance, to principal and interest amounts insured and notional amounts guaranteed as of December 31, 2007 and 2006 was $285.4 billion and $195.4 billion, respectively.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

The following tables present certain information with respect to the par amounts insured and notional amounts guaranteed by the Company at December 31, 2007 and 2006, before and after reinsurance (or on a “gross” and “net” basis, respectively):

(U.S. Dollars in billions)	2007			2006
	Gross	Net	% of Net	Gross	Net	% of Net
Risk Classes—Par Exposure
U.S. Public finance	$74.3	69.3	42.0%	$50.6	48.2	40.9%
Non-U.S. Public finance:
U.S Structured finance	76.9	70.2	42.5%	54.0	50.9	43.1%
International finance	32.5	25.5	15.5%	20.7	18.9	16.0%

Total	$183.7	165.0	100.0%	$125.3	118.0	100.0%

The par amounts insured as of December 31, 2007 and 2006 and the terms of maturity are as follows:

(U.S. Dollars in billions)	2007
	U.S. Public Finance		Non-U.S. Public Finance
	Gross	Net	Gross	Net
Years to Maturity—Par Exposure
0 to 5 years	$1.2	$1.2	$13.9	$10.4
5 to 10 years	12.8	11.4	17.9	16.6
10 to 15 years	6.9	6.7	12.2	11.3
15 to 20 years	14.8	14.1	7.0	6.4
20 years and beyond	38.6	35.9	58.4	51.0

Total	$74.3	$69.3	$109.4	$95.7

(U.S. Dollars in billions)	2006
	U.S. (Public Finance		Non-U.S. Public Finance
	Gross	Net	Gross	Net
Years to Maturity—Par Exposure
0 to 5 years	$1.3	$1.2	$10.0	$9.1
5 to 10 years	3.2	3.1	14.1	13.1
10 to 15 years	6.5	6.4	10.7	10.1
15 to 20 years	11.7	11.2	3.8	3.7
20 years and beyond	27.9	26.3	36.1	33.8

Total	$50.6	$48.2	$74.7	$69.8

The Company seeks to limit its exposure to losses by maintaining a surveillance function which monitors such transactions throughout their lives. Additionally, the Company seeks to mitigate credit risk by only underwriting investment-grade transactions, diversifying its portfolio and maintaining collateral requirements on asset-backed obligations, as well as through reinsurance.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

As of December 31, 2007 and 2006, par and notional amounts of the Company’s guaranteed asset-backed obligations were supported by the following types of collateral:

(U.S. Dollars in billions)	2007			2006
	Gross	Net	% of Net	Gross	Net	% of Net
Asset-Backed Collateral Type—Par Exposure
Consumer ABS	$16.1	13.9	82.3%	$11.7	10.7	78.7%
Commercial ABS	4.3	3.0	17.7%	3.2	2.9	21.3%

Total	$20.4	16.9	100.0%	$14.9	13.6	100.0%

As of December 31, 2007 and 2006, the Company’s in-force portfolio of guaranteed risks was diversified by type of obligation as shown in the following table:

(U.S. Dollars in billions)	2007			2006
	Gross	Net	% of Net	Gross	Net	% of Net
Type of Insured Obligation—Par Exposure(1)
Pooled Debt Obligation	$48.0	$45.5	27.6%	$25.8	$25.2	21.3%
General Obligation	35.7	33.7	20.4%	22.2	21.6	18.3%
Transportation	17.0	12.5	7.6%	10.7	9.9	8.4%
Consumer ABS	16.1	13.9	8.4%	11.7	10.7	9.1%
Power & Utilities	14.8	12.7	7.7%	10.7	9.8	8.3%
Utilities	13.4	12.3	7.5%	10.0	9.2	7.8%
Financial Product	8.6	7.7	4.7%	7.5	7.0	5.9%
Non-Ad Valorem	7.1	6.9	4.2%	5.9	5.4	4.6%
Higher Education	6.7	6.6	4.0%	5.2	5.1	4.3%
Commercial ABS	4.3	3.0	1.8%	3.2	2.9	2.5%
Infrastructure	4.0	3.3	2.0%	4.3	3.9	3.3%
Housing and Public Buildings	2.6	2.5	1.5%	0.8	0.8	0.7%
Future Flow	2.3	2.0	1.2%	2.0	1.7	1.4%
Municipal—Other	1.4	1.0	0.6%	—	—	0.0%
Sovereign	1.0	0.7	0.4%	0.7	0.5	0.4%
Whole Business Secured	0.4	0.4	0.2%	0.3	0.3	0.3%
Specialized Risk	0.3	0.3	0.2%	0.7	0.6	0.5%
Pre-Insured	—	—	0.0%	2.7	2.6	2.2%
Specialized Risk—Other	—	—	0.0%	0.5	0.5	0.4%
Revenue Secured	—	—	0.0%	0.4	0.3	0.3%

Total	$183.7	$165.0	100.0%	$125.3	$118.0	100.0%

(1)	Includes policies in all segments: U.S. Public Finance, U.S. Structured Finance and International Finance.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

In addition, the Company seeks to maintain a diversified portfolio of guaranteed obligations designed to spread its risk across a number of geographic areas. Set forth below is the distribution of the Company’s par and notional exposures by geographic location as of December 31, 2007 and 2006:

(U.S. Dollars in billions)	2007			2006
	Gross	Net	% of Net	Gross	Net	% of Net
Geographic Distribution—Par Exposure
New York	$20.7	$19.2	11.6%	$9.2	$8.8	7.5%
California	15.5	14.2	8.6%	12.9	12.1	10.2%
Illinois	5.4	5.1	3.1%	3.2	2.8	2.4%
Texas	5.0	4.5	2.7%	2.9	2.7	2.4%
Delaware	4.7	4.0	2.5%	3.2	3.1	2.6%
Florida	4.9	4.1	2.5%	2.6	2.5	2.1%
Massachusetts	3.6	3.5	2.1%	2.3	2.3	1.9%
Alabama	3.6	2.9	1.7%	3.0	2.3	2.0%
Pennsylvania	3.5	3.4	2.1%	2.2	2.2	1.9%
New Jersey	3.4	3.3	2.0%	2.5	2.4	2.0%
Wisconsin	2.1	1.8	1.1%	1.9	1.7	1.4%
Michigan	2.0	2.0	1.2%	1.7	1.7	1.4%
Georgia	2.0	1.9	1.2%	1.4	1.4	1.2%
Colorado	1.5	1.5	0.9%	1.5	1.4	1.2%
District of Columbia	1.1	1.1	0.7%	1.2	1.2	1.0%
Other U.S. Jurisdictions	24.5	23.0	13.9%	16.3	15.7	13.3%
U.S. Diversified	47.7	43.9	26.6%	36.6	34.8	29.5%
International	32.5	25.6	15.5%	20.7	18.9	16.0%

Total	$183.7	$165.0	100.0%	$125.3	$118.0	100.0%

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

Set forth below is the Company’s par exposure from the issuance of financial guarantee insurance policies and its notional exposure from the issuance of CDS contracts as of December 31, 2007 and 2006:

(U.S. Dollars in billions)	2007			2006
	Gross	Net	% of Net	Gross	Net	% of Net
Credit Enhancement—Par Exposure
Financial guarantee insurance policy	$118.4	$105.4	63.9%	$100.1	$93.4	79.2%
CDS contracts	65.3	59.6	36.1%	25.2	24.6	20.8%

Total	$183.7	$165.0	100.0%	$125.3	$118.0	100.0%

During 2007, the Company recorded a provision for losses before reinsurance of approximately $1,055.3 million ($688.7 million after reinsurance) relating to its exposure to guarantees of obligations supported by residential mortgages due to unprecedented credit-market events. See Note 14.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

The Company is exposed to residential mortgages directly, through its guarantees of RMBS and indirectly, through its guarantees of ABS CDOs.

As of December 31, 2007, the Company’s total net direct exposure to RMBS aggregated approximately $9.6 billion, representing approximately 5.9% of its total in-force guaranteed net par outstanding at such date. The RMBS exposure consisted of various collateral types, including prime and Alt-A 1st lien, subprime 1st lien, HELOC and CES mortgage collateral. During the year ended December 31, 2007, the Company recorded a provision for losses and loss adjustment expenses of $216.7 million before reinsurance ($37.2 million after reinsurance) on certain guarantees supported by HELOC and CES mortgage collateral (see Note 14).

As of December 31, 2007, the Company had insured 22 high-grade and 3 mezzanine ABS CDO transactions, with total net par outstanding of $16.8 billion. All of its indirect exposure to residential mortgages arises from CDOs in which its guarantees are with respect to securities having the benefit of higher than the minimum amount of subordination required under rating agency criteria, in effect at the time of issue for a rating of “AAA,” based on S&P ratings. However, as a result of the actual levels of delinquencies, defaults and foreclosures on subprime mortgages substantially exceeding forecast levels, the Company anticipates losses from these policies. As of December 31, 2007, the Company’s indirect subprime net exposure was approximately $5.2 billion based on the RMBS holdings within the ABS CDO collateral pools. The Company’s indirect net exposure to other ABS CDOs was approximately $2.7 billion as of December 31, 2007, and a significant portion of the underlying collateral supporting these transactions consists of subprime RMBS. In addition, the collateral pools of most of the Company’s ABS CDO transactions contain securities issued by other ABS CDOs (also known as CDOs of CDOs or CDOs squared). During the year ended December 31, 2007, the Company recorded a provision for losses and loss adjustment expenses of $838.6 million before reinsurance ($651.5 million after reinsurance) on certain of its guarantees of ABS CDOs (see Note 14).

Exposure to CDOs

The following table presents the net notional exposure of the Company’s guaranteed CDOs by rating as of December 31, 2007:

(U.S. Dollars in billions, except percentages)(1)	Net Par Outstanding as of December 31, 2007	% of Total
AAA(2)	$29.2	64.2%
AA	1.0	2.2%
A	0.2	0.4%
BBB and lower	15.1	33.2%

Total	$45.5	100.0%

(1)	Ratings represent the lower of S&P or the Company’s internal rating by deal as of March 12, 2008.

(2)	Also includes exposure considered to be “super senior” where the underlying credit support exceeds the “AAA” guidelines set by S&P.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

The following table presents the net notional exposure and case basis reserves for losses and loss adjustment expenses for the Company’s CDO of ABS(1) portfolio by year of origination (year the CDO was issued) as of December 31, 2007:

(U.S. Dollars in billions)	2007	2006	2005	2004	2003	2002	Total
High Grade(2)	$7.6	$7.1	$0.9	$0.9	$—	$—	$16.5
Mezzanine(3)	—	—	—	0.1	0.1	0.1	0.3

	$7.6	$7.1	$0.9	$1.0	$0.1	$0.1	$16.8

(U.S. Dollars in millions)
Net case basis reserves for losses and loss adjustment expenses(4)	$480.4	$164.7	$—	$—	$—	$6.4	$651.5

(1)	Represents CDOs of ABS with greater than 50% RMBS collateral.

(2)	CDOs secured primarily by “AAA”, “AA”, and “A” rated RMBS collateral at inception.

(3)	CDOs secured primarily by “BBB” rated RMBS collateral at inception.

(4)	See Note 14.

The following table presents the net notional exposure of the referenced assets underlying the Company’s CDO of ABS portfolio by rating as of December 31, 2007:

(U.S. Dollars in billions except percentages) Ratings(1)	Net Notional Outstanding as of December 31, 2007	% of Total
AAA	$4.4	26.3%
AA	6.7	40.0%
A	2.2	13.2%
BBB & lower	3.5	20.5%

Total	$16.8	100.0%

(1)	Ratings represent the lower of ratings by S&P or Moody’s as of February 15, 2008.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

14. Liability for Losses and Loss Adjustment Expenses

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

(U.S. Dollars in thousands)	Year Ended December 31,
	2007		2006		2005
	Case Reserves	Unallocated Reserves	Case Reserves	Unallocated Reserves	Case Reserves	Unallocated Reserves
Gross unpaid losses and loss expenses at beginning of year	$85,351	$93,166	$69,382	$77,986	$50,771	$64,963
Unpaid losses and loss expenses recoverable	(70,842)	(17,774)	(52,316)	(16,901)	(43,407)	(17,507)

Net unpaid losses and loss expenses at beginning of year	14,509	75,392	17,066	61,085	7,364	47,456
Increase (decrease) in net losses and loss expenses incurred in respect of losses occurring in current year	706,638 (1)	17,547	—	14,307	4,789	13,629
Prior years	(3,653)	—	651	—	7,603	—
Cancellation of contract assumed from affiliate	—	—	(1,177)	—	—	—
Less net losses and loss expenses paid	(8,078)	—	(2,031)	—	(2,690)

Net unpaid losses and loss expenses at end of year	709,416	92,939	14,509	75,392	17,066	61,085
Unpaid losses and loss expenses recoverable	432,236	18,497	70,842	17,774	52,316	16,901

Gross unpaid losses and loss expenses at end of year	$1,141,652	$111,436	$85,351	$93,166	$69,382	$77,986

(1)

Amount is net of $95.1 million, representing the net present value of future installment premiums at December 31, 2007 with regard to certain of the Company’s guarantees on which case reserves are recorded at December 31, 2007.

Case Basis Reserves for Losses and Loss Adjustment Expenses

Set forth below is a discussion of certain case basis reserves established by the Company. The Company has been indemnified with respect to loss development relating to the insurance transactions described under “(c)” and “(d)” below by affiliates of XL Capital in connection with SCA’s IPO. As a result of such indemnifications, all adverse loss development on such insurance transactions subsequent to the effective date of the IPO, which is in excess of the Company’s carried reserves for such transactions at the date of the IPO, will be absorbed by the aforementioned affiliates of XL Capital. Such protection does not relieve the Company of its obligations under the aforementioned insurance transactions. Accordingly, the Company is still liable under the insurance transactions in the event that the affiliates of XL Capital do not meet their obligations under the indemnifications. For further information with respect to the indemnifications, see Note 8.

(a)	During the year ended December 31, 2007, the Company recorded a provision for losses before reinsurance of approximately $838.6 million ($651.5 million after reinsurance),

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

representing the net present value loss expected to be incurred in the future with respect to 13 of its 25 guarantees of ABS CDOs. The net present value loss represents: (i) all claims paid through December 31, 2007, plus the net present value of claims expected be paid subsequent thereto, less (ii) recoveries received through December 31, 2007, the net present value of expected recoveries subsequent thereto, and the net present value of installment premiums due by the counterparties to such guarantees subsequent to December 31, 2007. There have been no claims paid on these transactions to date. The total remaining notional/par guaranteed by the Company with respect to these 13 transactions net of carried case basis reserves, but before reinsurance, aggregated approximately $9.4 billion ($8.6 billion after reinsurance) at December 31, 2007. The estimate of loss was based on assumptions and estimates extending over many years into the future. Such estimates are subject to the inherent limitation on the Company’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and loss adjustment expenses will vary, perhaps materially, from any estimate. There is currently no payment default with respect to these transactions. Management continues to monitor the exposure and will revise its loss estimate if necessary, as new information becomes available.

The case basis loss reserves on the Company’s ABS CDO portfolio were determined based on detailed cash flow modeling of expected monthly cash flows for all loans that are referenced in the 25 ABS CDOs. ABS CDOs that the Company guarantees are highly complex structured transactions, the performance of which depends on a wide variety of factors outside of its control. The Company’s estimate of losses on these transactions was based on sophisticated financial models, generated internally and supplemented by models generated by third parties, to estimate future credit performance of the underlying assets, and to evaluate structures, rights and its potential obligations over time. The modeling of multi-sector CDOs requires analysis of both direct ABS as well as CDO collateral within the multi-sector CDOs, known as “inner securitizations,” and the Company does not consistently have access to all the detailed information necessary to project every component of each inner securitization. Therefore, in some cases the Company puts greater reliance on the models and analysis of third party market participants and are not able to fully, independently and precisely verify each data point. In addition, many of these financial models include, and rely on, a number of assumptions, many of which are difficult to determine and are subject to change, and even small alterations in the underlying assumptions of the model can have a significant impact on its results. Moreover, the performance of the securities the Company insures depends on a wide variety of factors which are outside its control, including the liquidity and performance of the collateral underlying such securities, the correlation of assets within collateral pools, the performance or non-performance of other transaction participants (including third-party servicers) and the exercise of control or other rights held by other transaction participants.

To develop the cash flow model for each guaranteed CDO the Company began by determining the expected cash flows for each security owned by the CDO. For each direct holding of an RMBS security (based on the CUSIP number obtained from the latest trustee report) the Company determined a cumulative loss projection based on characteristics of the mortgage loans in the collateral pool. The Company obtained information on the pool’s loan performance from “LPS”, a loan information database developed by LoanPerformance, a third party vendor. Projected future performance of each loan in the pool was determined by its characteristics as matched up against the performance of similar loans in the LPS historical database.

The key assumptions in the Company’s RMBS modeling included:

•	The projected default rate for currently performing loans which were based on the loan’s characteristics including:

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

–	Combined loan to value (“CLTV”)

–	Fair Isaac Corporation credit scoring model (“FICO®”)

–	Debt to Income (“DTI”)

–	Loan risk factors (option adjustable rate mortgages (“ARM”), negative amortization, investor property, second home, and second lien)

–	Level of borrower documentation (low documentation, stated documentation, or no documentation).

•	The roll rate projections of defaults for loans that are currently delinquent in the pool.

•	The loss severity upon default for each loan.

(b)

During year ended December 31, 2007, the Company recorded a provision for losses before reinsurance of approximately $216.7 million ($37.2 million after reinsurance), representing the net present value loss expected to be incurred in the future with respect to 6 of its 15 guarantees of obligations supported by HELOC or CES mortgage loans. The net present value loss represents: (i) all claims paid through December 31, 2007, plus the net present value of claims expected be paid subsequent thereto, less (ii) recoveries received through December 31, 2007, the net present value of expected recoveries subsequent thereto, and the net present value of installment premiums due by the counterparties to such guarantees subsequent to December 31, 2007. The total remaining par guaranteed by the Company with respect to these 6 transactions net of carried case basis reserves, but before reinsurance, aggregated approximately $2.4 billion ($2.2 billion after reinsurance) at December 31, 2007. The estimate of losses was based on assumptions and estimates extending over many years into the future. Such estimates are subject to the inherent limitation on its ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and loss adjustment expenses will vary, perhaps materially, from any estimate. Among other things, the assumptions could be affected by an increase in unemployment, increase in consumer costs, lower advance rates by lenders or other parties, lower than expected revenues or other external events. The Company’s estimate was determined based on an analysis of results of a cash flow model.

The cash flow model projects expected cash flows from the underlying mortgage notes. The model output is dependent on, and sensitive to, the key input assumptions, including assumptions regarding default rates, prepayment rates and the rate of new draws on the HELOCs. On the HELOC transactions, it also projects expected new collateral to be created by the funding of new HELOC draws. The cash flow from the mortgages is then run through the “waterfall” as set forth in the indenture for each transaction. Claims in respect of principal result when the outstanding principal balance of the mortgages is less than the outstanding principal balance of the insured notes. Recoveries result when cash flow from the mortgages is available for repayment, typically after the insured notes are paid off in full.

The Company based its default assumptions on recent observed default rates and the current pipeline of delinquent loans. The Company generally assumes that the default rates will increase for the next nine months and then ramp down over another nine months, at which point the default rate will stabilize at a rate nearer, but still above, historical default rates. Net losses may be greater if the time it takes the mortgage performance to stabilize is longer.

After the occurrence of a rapid amortization event, the HELOC transactions generally benefit by the funding of the new HELOC draws by a third-party. This benefit will be diminished in the event that the third-party is not legally required, or is unable or unwilling,

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

to fund the draws, or if the lender suspends credit lines under certain circumstances legally permitted.

(c)

During the year ended December 31, 2004, the Company recorded a provision for losses of approximately $42.1 million, representing the net present value loss expected to be incurred in the future with respect to an insured project financing. The portion of the insured exposure to which this loss related was fully reinsured on a first-loss basis by XLI. During 2005, the Company recorded an additional provision for loss relating to this transaction of $16.7 million ($8.7 million after reinsurance to affiliates of XL Capital), on a present value basis, to reflect certain adverse developments. During 2006, the Company again recorded an additional provision for loss relating to the transaction of $15.2 million, which was fully covered under an indemnification discussed above and in Note 8 and, accordingly, resulted in no net effect on the Company’s results of operations in 2006. The total remaining par insured by the Company in connection with this transaction (net of applicable carried case reserves before reinsurance), which amortizes over the next 11 years, aggregated approximately $204.6 million at December 31, 2007. After the reinsurance indemnity provided by subsidiaries of XL Capital and the $8.7 million net case basis reserve carried on the Company’s books discussed above the Company has no remaining net exposure to this transaction. The estimate of loss was based on assumptions and estimates extending over many years into the future. There is currently no payment default with respect to this transaction. Management continues to monitor the exposure and will revise its loss estimate if necessary, as new information becomes available.

(d)

In December 2005, certain notes that were insured by the Company and collateralized by loans to medical providers (the “Insured Notes”) defaulted upon their maturity. In satisfaction of the resulting claim, the Company purchased the Insured Notes for $20.2 million, which represented the remaining outstanding principal and accrued interest on the Insured Notes. The Insured Notes were recorded as an investment at their estimated fair value of $19.5 million at the date of acquisition. The difference between the estimated fair value of the Insured Notes at the date they were acquired and the consideration paid to acquire the notes was recorded as a paid loss of $0.7 million. The estimate of fair value of the Insured Notes was based on the Company’s estimate of the fair value of the underlying collateral. During 2006, the Company recognized an impairment charge of $15.1 million relating to the Insured Notes and the balance of the Insured Notes was paid down. In addition, during 2006 the Company recorded a charge for $5.0 million relating to other exposures under this transaction. With respect to the aforementioned charges, the Company was indemnified for $6.1 million by XLA pursuant to an indemnification discussed above and in Note 8.

During 2006, the Company also recorded a charge and carried a liability at December 31, 2006 of $5.0 million relating to a dispute in regard to certain claims made by parties associated with the transaction discussed above. Because the Company’s liability in regard to this dispute was fully indemnified by XLA pursuant to the indemnification discussed above and in Note 8, the Company also recorded a benefit during 2006 and carried a recoverable from XLA at December 31, 2006 of $5.0 million. During 2007, the Company settled the dispute for $3.9 million and, accordingly, reduced the liability and corresponding recoverable to zero.

(e)

During the year ended December 31, 2005, the Company recorded a provision for loss of $5.2 million ($3.4 million after reinsurance) representing the net present value of the loss expected to be incurred in the future with respect to two related insured residential mortgage securitizations.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

During 2006, the reinsurance of the aforementioned two residential mortgage transactions was cancelled in settlement of a dispute with the reinsurer. As a result of the cancellation, all ceded premium (which was on an installment basis and consequently fully earned) aggregating $0.4 million, was returned to the Company and the Company’s net reserve increased by approximately $1.7 million. Also, during 2006, one of the insured debt obligations was retired early as a result of the exercise of a clean-up call by the entity which transferred the underlying mortgages to the special purpose issuer. As a result of the aforementioned retirement, the Company reduced the related case reserve by approximately $1.9 million. The Company’s earnings for 2006 were increased by approximately $0.6 million as a result of the aforementioned returned premium, cancellation, and early retirement. As of December 31, 2006, the Company carried a case basis reserve for this transaction of $3.3 million (none of which was reinsured). During 2007, the insured obligation was retired as a result of the exercise of a clean-up call by the sponsor of the securitization thereby eliminating the Company’s exposure without loss. Accordingly, the Company recorded a reduction in its provision for losses and loss adjustment expenses during 2007 of $3.3 million resulting from the elimination of the aforementioned reserve.

(f)

During 2007, the Company recorded a provision for loss of $9.5 million representing the net present value of claims expected to be incurred with respect to two related reinsured international transportation project financings. Because this loss represented a full limit loss, the remaining deferred premium revenue pertaining to the transactions, which aggregated approximately $5.5 million, was fully earned resulting in a net loss of approximately $4.0 million. No loss payments have been made to date with respect to the transactions. The transactions are expected to be terminated in 2008.

At December 31, 2006 the Company had a reserve for losses and loss adjustment expenses of $1.6 million in respect of a certain reinsured obligation. During 2007, a claim of $1.1 million related to this reinsured obligation was paid and the remaining reserve was reduced to zero. The transaction has been terminated and the Company has no further exposure.

The financing vehicles through which certain of the guaranteed exposures referred to above were issued are variable interest entities, as defined under FASB Interpretation 46/46R, Consolidation of Variable Interest Entities, however, the Company is not the primary beneficiary of such entities. If the transactions are restructured or if the Company exercises its contractual rights under such transactions in the event of a default, the primary beneficiary in such transactions may have to be reconsidered. If such events occur, the Company may be required to consolidate the financing vehicles.

Unallocated Reserves

In accordance with the Company’s accounting policy discussed in Note 3, the Company’s net provision for unallocated reserves is a function of applying the initial expected loss ratio to earned premium each period (after exclusion of the effect on earned premium of refunding and full limit losses because no more risk exists on those related policies) and the expected loss emergence pattern. For the years ended December 31, 2007, 2006, and 2005, the Company recorded a net provision for unallocated reserves of $17.5 million, $14.3 million and $13.6 million, respectively. The Company’s unallocated loss reserve is established on an undiscounted basis and represents management’s best estimate of losses that the Company will incur in the future as a result of credit deterioration in the Company’s in-force business but which have not yet been specifically identified. As management establishes case basis reserves and pays claims it may, based on its judgment, reduce or increase the ultimate expected loss ratio used to determine unallocated reserves to reflect its best estimate of expected ultimate loss experience. In addition, under the Company’s accounting policy management may, based on its judgment, reduce unallocated reserves in response to significant case basis reserve or paid loss activity. Management would only expect such reductions to

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

occur in limited instances, such as economic events generating significant loss activity across a broad cross-section of the portfolio. Management has not viewed the Company’s case basis reserve or paid loss activity to date to warrant such a reduction of the Company’s unallocated reserves. While material case basis reserves were established in 2007 by the Company, these reserves were concentrated in certain sectors of its financial guarantee portfolio and were associated with unprecedented credit-market events. As such, these events did not alter management’s perspective of the expected loss ratio associated with the remainder of the portfolio and the required level of unallocated reserves.

15. Income Taxes

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

XLCA files a consolidated tax return with SCA Holdings U.S. Inc (the U.S. common parent of SCA) and its subsidiaries (which consists of XLCA and SCA’s other U.S. based subsidiaries). SCA maintains a tax sharing agreement with its subsidiaries, whereby the consolidated income tax liability is allocated among affiliates in the ratio that each affiliate’s separate return liability bears to the sum of the separate return liabilities of all affiliates that are included in the consolidated tax return. In addition, a complementary method is used which results in reimbursement by profitable affiliates to loss affiliates for tax benefits generated by loss affiliates. At December 31, 2007 and 2006, the Company had a federal income tax payable of $1.3 million and $5.3 million, respectively.

With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the major jurisdictions in which the Company operates for years prior to 2003 in the U.S. and 2002 in the UK.

The Company’s income tax provisions for the years ended December 31, 2007, 2006, and 2005 are as follows:

(U.S. Dollars in thousands)	Year Ended December 31,
	2007	2006	2005
Current (Benefit) Expense:
U.S.	$(758)	$3,567	$(361)
Non-U.S.	—	—	—

Total current (benefit) expense	(758)	3,567	(361)
Deferred Expense (Benefit):
U.S.	16,756	1,083	(102)
Non-U.S.	391	(1,517)	(814)

Total deferred expense (benefit)	17,147	(434)	(916)

Total tax expense (benefit)	$16,389	$3,133	$(1,277)

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2007, 2006 and 2005 is provided below:

(U.S. Dollars in thousands)	Year Ended December 31,
	2007	2006	2005
Expected tax (benefit) expense	$(118,395)	$984	$(2,146)
Adjustments
Transfer pricing adjustments	(1,355)	528	700
Prior year adjustments	(1,376)	568	20
Valuation allowance	136,804	700	85
Non deductible expenses	651	263	68
Foreign taxes	21	65	—
Other	39	25	(4)

Income tax expense (benefit)	$16,389	$3,133	$(1,277)

The weighted average expected tax provision or benefit has been calculated using the pre-tax accounting income or loss in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The expected and actual tax benefit or expense for each of the years ending December 31, is primarily attributable to the taxable income or loss in the United States. XLCA has a facultative quota share reinsurance treaty with XLFA. Under the terms of this treaty, XLFA agrees to reinsure up to 75% of the guaranty business written by the Company. As a result, the pre-tax income earned by XLFA, which is a Bermuda company, is not subject to U.S. income tax.

The components of the net deferred income tax position of the Company as of December 31, 2007 and 2006 are as follows:

(U.S. Dollars in thousands)	2007	2006
Deferred tax assets
Deferred ceding commissions, net	$17,363	$14,519
Unpaid loss reserve discount, net	2,564	480
Deferred premium revenue	2,917	2,928
Foreign losses	726	741
Unrealized depreciation on investments	—	1,136
Unrealized losses on credit derivatives	51,978	—
Net operating losses	61,816	—
Capital loss carry forward	824	786
Other—net	902	—

Total deferred tax assets	139,090	20,590

Deferred tax liabilities
Unrealized appreciation of investments	659	—
Accretion of discount	339	272
Other—net	534	215

Total deferred tax liabilities	1,532	487

Net deferred tax asset, gross of valuation allowance	137,558	20,103
Valuation allowance	(137,558)	(1,921)

Net deferred tax asset	$—	$18,182

Management has concluded that future income forecasted to be generated is insufficient to offset net operating loss carry forwards and cause the realization of the deferred tax assets within a reasonable period, thus a valuation allowance has been established against the entire deferred tax

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

assets of the Company at December 31, 2007. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) which places primary importance on the Company’s operating results in the most recent three-year period when assessing the need for a valuation allowance. The Company’s cumulative loss in the most recent three-year period, including the net loss reported for calendar year 2007, represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support reversal of all or a portion of the valuation allowance. Until such time, except for state, local and foreign tax provisions, the Company will have no net deferred tax assets.

As of December 31, 2006, the Company’s consolidated financial statements reflected a deferred tax asset of $18.2 million, resulting from the operations of the SCA Holdings U.S. Inc. group which are subject to U.S. federal income taxes. Such deferred tax assets were net of a valuation allowance of $1.9 million.

16. Commitments and Contingencies

a. Litigation

In the ordinary course of business, the Company is subject to litigation or other legal proceedings. It is the opinion of management, after consultation with legal counsel and based upon the information available, that the expected outcome of any outstanding litigation, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or liquidity. The Company intends to vigorously defend itself in the litigation discussed below.

In the ordinary course of business, the Company also receives subpoenas and other information requests from regulatory agencies or other governmental authorities. Although no action has been initiated against the Company, it is possible that one or more regulatory agencies or other governmental authorities may pursue action against the Company. If such an action is brought, it could materially adversely affect the Company’s business, results of operations and financial condition.

XLCA received a grand jury subpoena dated November 15, 2006 from the New York Office of the Antitrust Division of the U.S. Department of Justice in connection with an investigation into the municipal guaranteed investment contract market and related products. Thereafter, the Antitrust Division served a superseding grand jury subpoena dated November 30, 2006 addressed to XLAF instead of XLCA. XLAF is not a subsidiary of the Company.

In December, 2007 and January, 2008, three class action lawsuits, entitled Brickman Investments, Inc. v. Security Capital Assurance Ltd et al., 2 West, Inc. v. Security Capital Assurance Ltd et al., and Clarke v. Security Capital Assurance Ltd et al., were commenced in the United States District Court for the Southern District of New York. Two of the lawsuits were filed on behalf of all persons who purchased the common stock of Security Capital Assurance Ltd (“SCA”) in the secondary public offering of shares of SCA common stock by XL Insurance (Bermuda) Ltd, as selling shareholder, on or about June 6, 2007 (the “Secondary Offering”). The third lawsuit was filed on behalf of all persons who purchased or otherwise acquired SCA’s securities from April 23, 2007 through December 10, 2007, including those who purchased shares in the Secondary Offering. The complaints name SCA, SCA’s President and Chief Executive Officer, SCA’s Executive Vice President and Chief Financial Officer, and XL Insurance Ltd as defendants, and they allege various violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 by the defendants. Two of the complaints also name the lead underwriters of the Secondary Offering as defendants. The complaints include claims that defendants’ public statements, including the Registration Statement and Prospectus related to the Secondary Offering, contained false and misleading

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

statements and omitted to disclose material facts necessary to make the statements contained therein not misleading.

In addition, on March 13, 2008, a class action lawsuit, Hinds County, Mississippi v. Wachovia Bank N.A. et al., was commenced in the United States District Court for the Southern District of New York on behalf of all state, local and municipal government entities that purchased municipal derivatives from the Company or the other defendants in the period from January 1, 1992 through December 31, 2006. The complaint names thirty-six providers and brokers of municipal derivatives, including us, as defendants. The complaint alleges a conspiracy among the defendants to fix, raise, maintain or stabilize the price of, and to rig bids and allocate customers and market for, municipal derivatives.

The complaints seek unspecified damages and other relief.

b. Tax Matters

SCA is a Bermuda corporation and, except as described below, neither it nor its non-United States subsidiaries have paid United States corporate income taxes on the basis that they are not engaged in a trade or business or otherwise subject to taxation in the U.S. However, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Internal Revenue Code of 1986, regulations or court decisions, there could be no assurance that the Internal Revenue Service would not contend that the Company or its non-United States subsidiaries are engaged in a trade or business or otherwise subject to taxation in the U.S. If the Company or its non-United States subsidiaries were considered to be engaged in a trade or business in the United States (and, if the Company or such subsidiaries were to qualify for the benefits under the income tax treaty between the United States and Bermuda and other countries in which the Company operates, such business were attributable to a “permanent establishment” in the U.S.), the Company or such subsidiaries could be subject to United States tax at regular tax rates on its taxable income that is effectively connected with its United States trade or business plus an additional 30% “branch profits” tax on such income remaining after the regular tax.

c. Lease and Other Commitments

The Company’s lease commitments comprise primarily office premise leases at 1221 Avenue of the Americas, New York, New York, 25 Copthall Ave—London, Merritt 7 Corporate Park, Norwalk, Connecticut and office space lease commitments it assumed from an affiliate, Global Credit Analytics, Inc. (“GCA”), with respect to office space at 250 Park Avenue, New York, New York. In addition, the Company is liable under an information technology outsourcing agreement that it entered into with International Business Machines Corporation (“IBM”) on October 1, 2006. Pursuant to the agreement IBM will: (i) provide the Company with all its information technology hardware, (ii) provide all support services to maintain such hardware and provide for efficient disaster recovery, (iii) develop a transition plan for the Company’s systems from its existing hardware to new hardware, and (iv) maintain the Company’s technology at a level that allows the Company to take advantage of technological advances. In consideration for these services the Company is obligated to pay IBM approximately $4.0 million per annum for the five year term of the contract. The Company incurred expenses of $4.6 million under this agreement for the year ended December 31, 2007.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

The table below presents the Company’s minimum lease payment obligations under the aforementioned lease commitments and outsourcing agreement, as well as estimated sub-lease income from the sub-lease of space at the aforementioned locations.

(U.S. Dollars in thousands)	Minimum Lease Payments	Sub-lease Income
2008	$11,790	$778
2009	11,813	791
2010	11,845	795
2011	11,690	795
2012	7,349	833
Later years	67,771	1,339

Total	$122,258	$5,331

Net rent expense was $9.3 million, $6.2 million and $5.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

17. Disclosures About Fair Values of Financial Instruments

The following estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret the data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Debt securities and short-term investments: The fair values of the Company’s investments are based upon quoted market prices from nationally recognized pricing services or, in the absence of quoted market prices, dealer quotes or matrix pricing. Adverse credit market conditions during the second half of 2007 caused some markets to become relatively illiquid, thus reducing the availability of certain data used by the independent pricing services and dealers.

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

Installment premiums: The fair value of installment premiums is estimated based on the present value of the future contractual premium revenues, net of reinsurance, that would be paid under a reinsurance agreement with a third party to transfer the Company’s financial guarantee risk, net of that portion of the premium retained by the Company to compensate it for originating and servicing the insurance contract. The fair value is derived by calculating the present value of the estimated future cash flow stream (net premium and ceding commissions) discounted at 4.5% and 4.8% at December 31, 2007 and 2006, respectively.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(U.S. Dollars in thousands)	2007			2006
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
Assets
Debt securities and short-term investments	$2,431,009	$2,431,009		$1,958,363	$1,958,363
Cash and cash equivalents	249,116	249,116		202,548	202,548
Liabilities
Deferred premium revenue, net of prepaid reinsurance premiums	826,263	586,066		735,923	518,404
Loss and loss adjustment expenses, net of reinsurance recoverable on unpaid losses	802,355	802,355		89,901	89,901
Off-Balance Sheet Instruments
Installment premiums	—	839,209	(1)	—	622,293

(1)

Includes $95.1 million, representing the net present value of future installment premiums, which is netted against certain of the Company’s case-basis reserves for losses and loss adjustment expenses at December 31, 2007. See Note 14.

18. Dividend Restrictions and Regulatory Requirements

XLCA

The ability of XLCA to declare and pay SCA a dividend is governed by the Insurance Law of the State of New York (the “Insurance Law”). Under the Insurance Law XLCA is permitted to pay dividends each calendar year, without the prior approval of the superintendent of the insurance department, in an amount equal to the lesser of ten percent of its policyholders’ surplus as of the end of the preceding calendar year or its net investment income for the preceding calendar year, as determined in accordance with Statutory Accounting Practices prescribed or permitted by the Insurance Department of the State of New York. The Insurance Law also provides that XLCA may distribute dividends to its shareholders in excess of the aforementioned amount only upon giving notice of its intention to declare such dividend, and the amount thereof, to the New York Superintendent. Moreover, a New York-domiciled insurer may not declare or distribute any dividends except out of earned surplus. The New York Superintendent may disapprove such distribution if he finds that the financial condition of XLCA does not warrant such distribution.

For the years ended December 31, 2007, 2006, and 2005, XLCA reported statutory-basis net (loss) income of $(191.1) million, $0.1 million, and $(0.4) million, respectively, and statutory-basis capital and surplus of $192.0 million and $207.0 million as of December 31, 2007 and 2006, respectively.

In connection with the Company’s IPO, XLCA and XLFA each passed resolutions that provided that, until the second anniversary of the IPO, each will not declare or grant dividends on its common stock, other than to fund certain parent holding company operating expenses and debt service requirements and, to fund dividends on SCA’s preferred stock and “nominal” dividends on its common stock. Subsequently, XLFA passed a superseding resolution for purposes of capital reallocation between the operating entities permitting the payment of a dividend in the amount of $130 million, the proceeds of which were ultimately contributed to the capital of XLCA.

Among other requirements, Article 69 of the New York Insurance Law provides that financial guarantee insurance companies maintain minimum capital and surplus and limits both the aggregate and individual risks that XLCA may guarantee on a net basis based on the type of obligations guaranteed. As of December 31, 2007, XLCA was in compliance with all such regulatory requirements.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

XLFA

XLFA is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on its common shares and to make other payments to SCA. Under Bermuda’s Insurance Act 1978, as amended, and related regulations (the “Insurance Act”), XLFA is required to maintain a minimum solvency margin and minimum liquidity ratio and is prohibited from declaring or paying dividends if such payment would result in its non-compliance with these requirements. In addition, under the Companies Act 1981 of Bermuda, as amended (the “Companies Act”), XLFA may not declare or pay a dividend, or make a distribution out of its contributed surplus, if there are reasonable grounds for believing that (1) it is, or would after the payment be, unable to pay its liabilities as they become due; or (2) the realizable value of its assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts (as such terms are defined in the Companies Act). Furthermore, in order to reduce its total statutory capital by 15% or more, XLFA would require the prior approval of the Bermuda Monetary Authority.

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

In addition, in connection with the IPO, XLFA has agreed with certain of the rating agencies that, until the second anniversary of the effective date of the IPO it will not declare or grant dividends on its common stock without the prior consent of those rating agencies, other than to fund certain parent holding company operating expenses and debt service requirements and “nominal” dividends on SCA’s common stock. Subsequently, XLFA passed a superseding resolution for purposes of capital reallocation between the operating entities permitting the payment of a dividend in the amount of $130 million, the proceeds of which were ultimately contributed to the capital of XLCA on December 31, 2007.

As of December 31, 2007, XLFA was in compliance with all such regulatory requirements. In accordance with the requirements of the Insurance Act, XLFA has the ability to dividend or distribute approximately $135 million in 2008.

During the recent months, XLFA has been meeting with the BMA on a regular basis to provide updates in connection with the implementation of the Company’s strategic plan. It has been XLFA’s practice and it remains the Company’s intention to continue to consult with the BMA prior to declaring any dividend or distribution of surplus or entering into any new intercompany loan or agreement. There can be no assurance that the BMA will not object to or seek to block any such action in the future.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

19. Series A Perpetual Non-Cumulative Preference Shares

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

20. Stock-Based and Long-Term Compensation Plans

Prior to the IPO, certain employees of the Company participated under XL Capital’s stock-based and long-term compensation plans and expense relating thereto was reflected in the Company’s results of operations. Subsequent to the IPO, SCA adopted its own stock-based and long-term incentive plan and certain awards to employees of the Company under XL Capital’s stock-based compensation and long-term incentive plans were converted to SCA’s plans. Expense relating to awards to employees of the Company under XL Capital plans that were not so converted and remain outstanding continues to be recognized in the Company’s financial statements. See also Note 8.

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

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

SCA Long-Term Incentive Plan

Effective August 4, 2006 the Board of Directors of the Company adopted the 2006 Long-Term Incentive and Share Award Plan (the “Plan”). The Plan provides for grants to eligible employees, consultants and directors of stock options, share appreciation rights, which the Company refers to as “SARs,” restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other share based and non-share based awards, which collectively the Company refers to as the “Awards.” An aggregate of 3,848,182 common shares has been reserved for issuance under the Plan, subject to anti-dilution adjustments in the event of certain changes in the Company’s capital structure. Shares issued pursuant to the Plan will be either authorized but unissued shares or treasury shares. Pursuant to the Amended and Restated 2006 Long Term Incentive and Share Award Plan approved by shareholders in May 2007, the aggregate number of common shares reserved for issuance under the Plan was increased by 2,750,000 shares.

The Plan is administered by the Compensation Committee or such other Board committee (or the entire Board) as may be designated by the Board, which the Company refers to as the “Committee.” The Committee will determine which eligible employees, consultants and directors receive Awards, the types of Awards to be received and the terms and conditions thereof. However, the exercise price of options and SARs will not be less than the fair market value of the shares on the date of grant, and the term will not be longer than ten years from the date of grant.

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

The stock options awarded under the Plan in 2006 had a weighted average grant-date fair value of $6.06 and the restricted stock had a weighted average grant-date fair value of $20.50. During the year ended December 31, 2006, the Company recognized approximately $0.7 million of compensation expense, net of tax, related to its stock option Awards.

During the year ended December 31, 2007, the Company awarded 329,825 shares under the Plan in the form of stock options and 718,096 shares under the Plan in the form of restricted stock. In addition, the Company awarded 7,600 restricted stock units under the plan to directors, of which 1,900 relate to directors who, as officers of XL Capital, pledged such options to XL Capital. The Awards vest as set forth in the applicable Award agreements, and the requisite service period is equivalent to the vesting period. The Awards contain certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

The stock options awarded under the Plan in 2007 had a weighted average grant-date fair value of $22.27. During the year ended December 31, 2007, the Company recognized approximately $1.3 million of compensation expense related to its stock option Awards.

The fair value of each option Award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2007 and 2006:

	2007		2006
Expected dividends	0.5%		0.0%
Risk free interest rate	4.7%		5.0%
Expected volatility	48.5%		25.0%
Expected life	6.9	years	5.5	years

The risk free interest rate is based on U.S. Treasury rates. The expected lives are estimated using the exercise behavior of grant recipients.

The following is a summary of stock options as of December 31, 2007, and related activity for the year then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—beginning of period	647,963	$20.50	2.3 years	$0
Granted	329,825	22.27	2.4 years	0
Exercised	—	—	—	—
Cancelled	—	—	—	—

Outstanding—end of period	977,788	$21.10	2.3 years	$0

There were approximately 4.5 million options available for grant as of December 31, 2007 irrespective of the form of the Award (e.g. SAR’s, restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other share-based awards).

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2007 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. Total unrecognized stock based compensation expense related to non-vested stock options was approximately $3.6 million as of December 31, 2007, related to 776,528 options, which is expected to be recognized over a weighted-average period of 2.3 years.

The following is a summary of restricted stock awards as of December 31, 2007, and related activity for year then ended:

	Number of Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual Term
Outstanding—beginning of period	497,928	$20.50	3.40 years
Granted	718,096	$29.47	3.15 years
Vested	(33,424)	—	—
Cancelled	(58,845)	—	—

Outstanding—end of period	1,123,755	$25.81	3.25 years

For the years ended December 31, 2007 and 2006 SCA recognized approximately $6.2 million and $1.2 million of compensation expense related to its restricted stock awards, respectively.

Total unrecognized stock based compensation expense related to non-vested restricted stock was approximately $22.5 million at December 31, 2007, which is expected to be recognized over a weighted-average period of 3.25 years.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

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

Deferred cash and deferred bonus awards at the effective date of the SCA IPO were valued at $15.8 million and $0.8 million, respectively. For the period from August 4, 2006 through December 31, 2006, SCA recognized approximately $2.1 million and $0.8 million of compensation expense related to such Awards, respectively. During 2007, the Company granted deferred cash awards valued at $1.2 million. For the year ended December 31, 2007, SCA recognized approximately $5.2 million of compensation expense related to deferred cash awards. Total unrecognized compensation expense related to non-vested deferred cash awards was approximately $10.6 million and $15.8 million at December 31, 2007 and 2006, respectively. The non-vested unrecognized compensation expense relating to the deferred cash awards at December 31, 2007 is expected to be recognized over a weighted-average period of 1.5 years.

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

Elections under the Exchange Offer became effective on December 12, 2006; 443,532 eligible options and 97,119 shares of eligible restricted stock of XL Capital were exchanged under the Exchange Offer and SCA issued LTIP Awards with an aggregate target amount of $11.4 million. Approximately $4.1 million of eligible outstanding unvested restricted Class A Ordinary Shares of XL Capital and options to purchase Class A Ordinary Shares of XL Capital were not exchanged under the Exchange Offer and remain outstanding under XL Capital plans. See Note 8. For the years ended December 31, 2007 and 2006 SCA recognized approximately $4.3 million and $0.3 million of compensation expense related to its LTIP Awards, respectively. Total unrecognized compensation expense related to the LTIP Awards was approximately $4.7 million and $11.4 million at December 31, 2007 and 2006, respectively. The non-vested unrecognized compensation expense relating to the LTIP Awards at December 31, 2007 is expected to be recognized during 2008.

XL Capital Long-Term Incentive Plans

Stock-Based Compensation Plans

Prior to August 4, 2006, employees of the Company were eligible to receive awards under XL Capital’s “1991 Performance Incentive Program” which governs XL Capital’s grants of non-qualified or incentive stock options, restricted stock, restricted stock units, performance shares, performance

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

units and stock appreciation rights (“SARs”). The plan is administered by XL Capital’s Board of Directors and the Compensation Committee of the Board of Directors. Stock options may be granted with or without SARs. No SARs have been granted under the plan. Grant prices are established at the fair market value of XL Capital’s common stock at the date of grant. Options and SARs have a life of not longer than ten years and vest as set forth at the time of grant. Options currently vest annually over four years from date of grant.

Restricted stock awards issued under the 1991 Performance Incentive Program vest as set forth in the applicable award agreements. These shares contained certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability.

Total expense recognized by the Company with respect to plan awards to employees of the Company by XL Capital was $0.8 million, $2.1 million and $2.4 million in 2007, 2006 and 2005, respectively.

Long-Term Compensation Plans

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

For the years ended December 31, 2006 and 2005, the Company recognized approximately $2.5 million, and $2.7 million of compensation expense related to such Awards, respectively. There was no unrecognized compensation expense at December 31, 2006 related to the aforementioned deferred cash and deferred bonus awards as a result of the involuntary conversion of such Awards to SCA plans as discussed above.

21. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

(U.S. Dollars in thousands, except per share amounts)	Year Ended December 31,
	2007	2006	2005
Net (loss) income available to common shareholders	$(1,224,549)	$117,355	$80,446
Basic shares(1)(2)	64,150	53,676	46,127
Common stock equivalents	—	42	—
Diluted shares(1)(2)	64,150	53,718	46,127
Basic earnings (loss) per share	$(19.09)	$2.19	$1.74
Diluted earnings (loss) per share	$(19.09)	$2.18	$1.74

(1)

For the year ended December 31, 2005, earnings (loss) per share was based on 46,127,245 shares outstanding immediately prior to the IPO. In July 2006, a stock split of the Company’s outstanding common shares was effected. As a result, there were 46,127,245 shares of the Company’s common stock issued and outstanding just prior to the offering. The accompanying financial statements and share amounts have been retroactively adjusted for the effects of such stock split.

(2)

The computation of diluted earnings (loss) per share for the year ended December 31, 2007 does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share. See Note 3.

22. Subsequent Events

On February 22, 2008 and March 6, 2008, the Company issued notices terminating seven CDS contracts with a certain counterparty under which the Company had agreed to make payments to the counterparty on the occurrence of certain credit events pertaining to particular ABS CDOs referenced in the agreements. The Company issued each of the termination notices on the basis of the counterparty’s repudiation of certain contractual obligations under each of the agreements. The

SECURITY CAPITAL ASSURANCE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

Company has been advised by the counterparty that it disputes the effectiveness of the terminations. The Company intends to vigorously enforce the terminations. The notional amount of the credit default swaps at December 31, 2007 aggregated $3.1 billion before reinsurance ($3.0 billion after reinsurance). For the year ended December 31, 2007, the Company recorded a charge of $632.3 million relating to these CDS contracts, of which $215.0 million represents a net unrealized loss and is reflected in the accompanying statement of operations in the caption entitled “Net realized and unrealized losses on credit derivatives,” and $417.3 million represents the provision of case basis reserves for losses and loss adjustment expenses and is reflected in the accompanying statement of operations in the caption entitled, “Net losses and loss adjustment expenses.” At December 31, 2007, the Company recorded a derivative liability and reserves for losses and loss adjustment expenses associated with these CDS contracts of $222.8 million and $498.8 million before reinsurance ($215.0 million and $417.3 million after reinsurance), respectively.

On February 26, 2008, the Company adopted a retention program for certain senior executive officers of the Company (the “Retention Program”). Participants in the Retention Program are entitled to receive a fixed retention payment in quarterly installments in 2008. Participants must be employed on the last day of the quarter to be eligible for a quarterly payment. However, if a participant is terminated without cause, he or she will receive a retention payment for the quarter in which the termination occurs. The aggregate amount of retention bonuses payable under the Retention Program is approximately $1.9 million.

23. Quarterly Financial Information (Unaudited)

(U.S. Dollars in thousands, except per share amounts)	2007
	First	Second	Third	Fourth
Total premiums written	$104,958	$70,661	$110,780	$91,914
Net premiums written	84,725	62,097	85,234	74,003
Net premiums earned	46,379	54,192	58,177	56,971
Net investment income	26,125	30,263	31,621	32,701
Net losses and loss adjustment expenses	(801)	3,028	7,365	710,940	(1)
Income (loss) before income tax and minority interest	38,448	27,351	(90,532)	(1,171,491	)(2)
Net income (loss) available to common shareholders	37,255	25,915	(89,861)	(1,197,858	)(2)
Basic earnings (loss) per share	$0.58	$0.40	$(1.40)	$(18.67)
Diluted earnings (loss) per share	$0.58	$0.40	$(1.40)	$(18.67)

(U.S. Dollars in thousands, except per share amounts)	2006
	First	Second	Third	Fourth
Total premiums written	$82,183	$107,643	$85,570	$133,603
Net premiums written	74,591	101,483	100,478	119,380
Net premiums earned	37,813	55,541	45,455	44,306
Net investment income	15,062	16,129	21,835	24,698
Net losses and loss adjustment expenses	3,449	2,880	4,994	3,635
Income before income tax and minority interest	21,376	37,311	32,298	37,457
Net income available to common shareholders	16,749	36,388	28,412	35,806
Basic earnings per share	$0.36	$0.79	$0.49	$0.56
Diluted earnings per share	$0.36	$0.79	$0.49	$0.56

(1)	The increase, as compared to prior quarters, relates to the provisions for case basis reserves discussed in Note 14(a), (b) and (f).

(2)

The loss recorded during the fourth quarter of 2007 is primarily the result of provisions for case basis reserves discussed in Note 14(a), (b) and (f), as well as the change in the estimate of the fair value of the Company’s CDS contracts, which is discussed in Note 3.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be filed in this report has been made known to them in a timely fashion.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and for assessing the effectiveness of its internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with GAAP.

An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, our internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

Management conducted an assessment of the effectiveness of SCA’s internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the COSO framework, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. PricewaterhouseCoopers LLP, the Company’s registered public accounting firm, audited the Company’s internal control over financial reporting as of December 31, 2007. Their report is included herein.

Changes in Internal Control Over Financial Reporting

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the changes in our internal control over financial reporting as required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based on this evaluation, our management determined that there has been a change in our internal control over financial reporting during our most recently completed fiscal quarter (fourth quarter ended December 31, 2007) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the fourth quarter of 2007, we introduced additional oversight and quality assurance review processes to our existing controls surrounding the establishment of case basis reserves for losses and loss adjustment expenses and our estimate of the fair value of our credit derivatives. There was no other change in internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item relating to the executive officers of the Company may be found under Item 4, “Submission of Matters to a Vote of Security Holders—Executive Officers of the Company.” The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes the Company’s equity compensation plan information as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	977,788	$21.10	4,547,884 (2)

Total	977,788	$21.10	4,547,884

(1)	See Note 20 to the Consolidated Financial Statements for a description of the Company’s equity compensation plan.

(2)	The securities available to be issued under the Plan may be in any form provided for under the Plan.

The remaining information required by this Item is omitted because a definitive proxy statement that involves the election of directors will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which information is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This item is omitted because a definitive proxy statement that involves the election of directors will be filed the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This item is omitted because a definitive proxy statement that involves the election of directors will be filed the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits.

1. Financial Statements

Included in Part II—See Item 8 of this report.

2. Financial Statement Schedules

Included in Part IV of this report:

	Schedule Number	Page
Condensed Financial Information of Registrant, as of December 31, 2007 and 2006 and for the years ended December 31, 2007 and 2006	II	205

Other Schedules have been omitted as they are not applicable to the Company

SECURITY CAPITAL ASSURANCE LTD SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS—PARENT COMPANY ONLY
DECEMBER 31, 2007 AND 2006

(U.S. Dollars in thousands, except per share amounts)	2007	2006
Assets
Debt securities available for sale, at fair value (amortized cost: 2007—$245; 2006—$0)	$237	$—
Cash and cash equivalents	23,535	29,568
Accrued investment income	6	39
Investment in subsidiaries on an equity basis	409,524	1,346,647
Other assets	812	1,172

Total assets	$434,114	$1,377,426

Liabilities and Shareholders’ Equity
Liabilities
Accounts payable, accrued expenses and other liabilities	$7,051	$10,906

Total liabilities	7,051	10,906
Shareholders’ Equity
Series A perpetual non-cumulative preference shares—(Par value $0.01 per share; 250,000 shares authorized; issued and outstanding—at December 31, 2007: 250,000, at December 31, 2006: 0; liquidation value $250,000)	3	—
Additional paid-in capital	246,590	—

Total paid-in capital, preferred equity	246,593	—
Common shares—(Par value $0.01 per share; 500,000,000 shares authorized; shares issued and outstanding—at December 31, 2007: 65,293,543, at December 31, 2006: 64,634,292)	653	646
Additional paid-in capital	993,916	987,798

Total paid-in capital, common equity	994,569	988,444
Retained (deficit) earnings	(831,900)	397,781
Accumulated other comprehensive income (loss)	17,801	(19,705)

Total shareholders’ equity	427,063	1,366,520

Total liabilities and shareholders’ equity	$434,114	$1,377,426

See accompanying report of independent registered accounting firm and notes to consolidated financial statements.

SECURITY CAPITAL ASSURANCE LTD SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME—
PARENT COMPANY ONLY
YEARS ENDED DECEMBER 31, 2007 AND 2006

(U.S. Dollars in thousands)	2007	2006
Revenues
Net investment income	$1,636	$1,976
Net realized gains on investments	—	837
Net realized gains on derivatives	216	—
Equity in net (losses) earnings of subsidiaries	(1,199,637)	121,419

Total revenues	(1,197,785)	124,232

Expenses
Operating expenses	18,355	6,877

Net (loss) income	(1,216,140)	117,355
Dividends on perpetual non-cumulative preference shares	8,409	—

Net (loss) income available to common shareholders	$(1,224,549)	$117,355

Comprehensive (Loss) Income:
Net (loss) income	$(1,216,140)	$117,355
Other comprehensive income	37,506	602

Comprehensive (loss) income	$(1,178,634)	$117,957

See accompanying report of independent registered accounting firm and notes to consolidated financial statements.

SECURITY CAPITAL ASSURANCE LTD SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)
STATEMENTS OF CASH FLOWS—PARENT COMPANY ONLY
YEARS ENDED DECEMBER 31, 2007 AND 2006

(U.S. Dollars in thousands)	2007	2006
Cash provided by operating activities:
Net (loss) income	$(1,216,140)	$117,355
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Equity in net losses (earnings) of subsidiaries	1,199,637	(121,419)
Net realized gain (loss) on investments and derivatives	(216)	(837)
Other, net	3,764	9,411

Total adjustments	1,203,185	(112,845)

Net cash (used in) provided by operating activities	(12,955)	4,510

Cash flows from investing activities:
Proceeds from sale of debt securities	—	31,771
Purchase of debt securities	(245)	(154,010)
Net (purchases) sales of short term investments	(5,658)	38
Proceeds from maturity of debt securities and short-term investments	5,702	—
Dividend received from subsidiary	130,000	—
Investments in subsidiaries	(355,000)	(215,028)

Net cash used in investing activities	(225,201)	(337,229)

Cash flows from financing activities:
Proceeds from issuance of preference shares less underwriters’ allowance and issuance costs paid	246,993	—
Proceeds from issuance of common stock less underwriters’ allowance and issuance costs paid	—	342,341
Cash contributed by XL Capital Ltd.	—	21,229
Dividends on Series A perpetual non-cumulative preference shares	(8,409)	—
Dividends on common shares	(5,132)	(1,283)
Other	(1,329)	—

Net cash provided by financing activities	232,123	362,287

(Decrease) increase in cash and cash equivalents	(6,033)	29,568
Cash and cash equivalents—beginning of year	29,568	—

Cash and cash equivalents—end of period	$23,535	$29,568

Non-cash capital contribution to subsidiary (debt securities at fair value)	$—	$123,076

See accompanying report of independent registered accounting firm and notes to consolidated financial statements.

3. EXHIBITS

Exhibit No.	Description of Document
3.1	Memorandum of Association of CA Holdings Ltd, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-133066)
3.2	Amended and Restated Bye-laws of Security Capital Assurance Ltd, incorporated by reference to Exhibit 3.2 to the Security Capital Assurance Ltd Registration Statement on Form S-1 (File No. 333-133066)
4.1

Extract of the Minutes of a Meeting of a Subcommittee of the Finance and Risk Oversight Committee held on March 29, 2007, incorporated by reference to Exhibit 4.1 to the Security Capital Assurance Ltd Current Report on Form 8-K as filed on April 10, 2007.

4.2

Certificate of Claude LeBlanc pursuant to authority vested by the Subcommittee of the Finance and Risk Oversight Committee, incorporated by reference to Exhibit 4.2 to the Security Capital Assurance Ltd Current Report on Form 8-K as filed on April 10, 2007.

4.3**	Regulation S Global Preference Share Certificate.
4.4**	144A Global Preference Share Certificate.
4.5	Replacement Capital Covenant, dated April 5, 2007, incorporated by reference to Exhibit 4.5 to the Security Capital Assurance Ltd Current Report on Form 8-K as filed on April 10, 2007.
4.6	Registration Rights Agreement, dated April 5, 2007, incorporated by reference to Exhibit 4.6 to the Security Capital Assurance Ltd Current Report on Form 8-K as filed on April 10, 2007.
4.7**	Global Preference Share Certificate.
10.1

Transition Agreement, dated as of August 4, 2006, among XL Capital Ltd, XL Insurance (Bermuda) Ltd, X.L. America, Inc. and Security Capital Assurance Ltd, incorporated by reference to Exhibit 10.1 to Security Capital Assurance Ltd Quarterly Report on Form 10- Q for the quarter ended June 30, 2006.

10.2

Tax Indemnity Agreement, dated as of August 4, 2006, among XL Capital Ltd, X.L. America, Inc. and Security Capital Assurance Ltd, incorporated by reference to Exhibit 10.2 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.3

Employment Agreement with Paul S. Giordano dated as of August 2, 2006, incorporated by reference to Exhibit 10.3 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.4

Employment Agreement with David P. Shea dated as of January 23, 2007, incorporated by reference to Exhibit 10.4 to Security Capital Assurance Ltd Annual Report on Form 10-K for the year ended December 31, 2006.

10.5

Employment Agreement with Edward B. Hubbard dated as of December 21, 2006, incorporated by reference to Exhibit 10.5 to Security Capital Assurance Ltd Annual Report on Form 10-K for the year ended December 31, 2006.

10.6**	Employment Agreement with Claude L. LeBlanc dated as of January 1, 2008.
10.7

Letter Agreement Regarding Stock Options, Restricted Shares and Long-Term Incentive Award between XL Capital Ltd and Paul Giordano, dated as of August 2, 2006, incorporated by reference to Exhibit 10.4 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.8	SCA Holdings US Inc. Deferred Compensation Program, incorporated by reference to Exhibit 10.7 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Exhibit No.	Description of Document
10.9

Master Services Agreement, dated as of August 4, 2006, between XL Global Services, Inc. and XL Financial Administrative Services Inc., incorporated by reference to Exhibit 10.8 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.10

Master Services Agreement, dated as of August 4, 2006, between XL Services (Bermuda) Ltd and SCA Bermuda Administrative Ltd, incorporated by reference to Exhibit 10.9 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.11

Master Services Agreement, dated as of August 4, 2006, between XL Capital Ltd and SCA Bermuda Administrative Ltd, incorporated by reference to Exhibit 10.10 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.12

Master Services Agreement, dated as of August 4, 2006, between XL Services UK Limited and XL Capital Assurance (U.K.) Limited, incorporated by reference to Exhibit 10.11 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.13

Master Services Agreement, dated as of August 4, 2006, between XL Services UK Limited, in respect of its Spanish branch and XL Capital Assurance (U.K.) Limited, in respect of its Spanish branch, incorporated by reference to Exhibit 10.12 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.14

Master Services Agreement, dated as of August 4, 2006, between X.L. America, Inc. and XL Financial Administrative Services Inc., incorporated by reference to Exhibit 10.13 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.15

General Services Agreement, dated as of August 4, 2006, between XL Financial Administrative Services Inc. and XL Insurance (Bermuda) Ltd, incorporated by reference to Exhibit 10.14 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.16

General Services Agreement, dated as of August 4, 2006, between XL Financial Assurance Ltd. and XL Insurance (Bermuda) Ltd, incorporated by reference to Exhibit 10.15 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.17

General Services Agreement, dated as of August 4, 2006, between XL Capital Assurance Inc. and XL Global Services, Inc., incorporated by reference to Exhibit 10.16 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.18

Assignment and Assumption of Lease between Global Credit Analytics, Inc. and XL Capital Assurance Inc., dated as of August 4, 2006, incorporated by reference to Exhibit 10.17 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.19

Facultative Quota Share Reinsurance Treaty, dated as of August 17, 2001, between XL Financial Assurance Ltd. and XL Insurance (Bermuda) Ltd, incorporated by reference to Exhibit 10.24 to the Security Capital Assurance Ltd Registration Statement on Form S-1 (File No. 333-133066).

10.20

Amendment No. 1 to Facultative Quota Share Reinsurance Agreement between XL Financial Assurance Ltd. and XL Insurance (Bermuda) Ltd, dated as of August 4, 2006, incorporated by reference to Exhibit 10.18 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Exhibit No.	Description of Document
10.21

Excess of Loss Reinsurance Agreement, dated October 1, 2001, between XL Financial Assurance Ltd. and XL Insurance (Bermuda) Ltd, incorporated by reference to Exhibit 10.27 to the Security Capital Assurance Ltd Registration Statement on Form S-1 (File No. 333-133066).

10.22

Amendment No. 1 to Excess of Loss Reinsurance Agreement between XL Financial Assurance Ltd. and XL Insurance (Bermuda) Ltd, dated as of August 4, 2006, incorporated by reference to Exhibit 10.19 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.23

Reinsurance Agreement Guarantee dated May 1, 2004, between XL Insurance (Bermuda) Ltd in respect of the Second Amended and Restated Facultative Quota Share Reinsurance Treaty between XL Financial Assurance Ltd. and XL Capital Assurance Inc., dated May 1, 2004, incorporated by reference to Exhibit 10.31 to the Security Capital Assurance Ltd Registration Statement on Form S-1 (File No. 333-133066).

10.24

Third Amended and Restated Facultative Quota Share Reinsurance Treaty between XL Financial Assurance Ltd. and XL Capital Assurance Inc., dated as of August 4, 2006, incorporated by reference to Exhibit 10.20 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.25

Amendment and Termination of Reinsurance Guarantee Agreement between XL Insurance (Bermuda) Ltd, XL Capital Assurance Inc. and XL Financial Assurance Ltd., dated as of August 4, 2006, incorporated by reference to Exhibit 10.21 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.26**	Second Amended and Restated Facultative Master Certificate issued by XL Reinsurance America Inc. to XL Capital Assurance Inc., dated as of March 1, 2007.
10.27

Credit Agreement between Security Capital Assurance Ltd, XL Capital Assurance Inc. and XL Financial Assurance Ltd. and the Lenders party thereto and Citibank, N.A., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., dated as of August 1, 2006, incorporated by reference to Exhibit 10.23 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.27.1**

Amendment No. 1, dated as of December 26, 2007, to the Credit Agreement between Security Capital Assurance Ltd, XL Capital Assurance Inc. and XL Financial Assurance Ltd. and the Lenders party thereto and Citibank, N.A., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., dated as of August 1, 2006.

10.28

Amendment No. 1 to Agency Agreement between XL Financial Solutions Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd and XL Financial Assurance Ltd., dated as of August 4, 2006, incorporated by reference to Exhibit 10.24 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

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

10.31**	Fourth Amended and Restated Bye-laws of XL Financial Assurance Ltd.
10.32

Amended and Restated General Services Agreement, dated as of August 4, 2006, between XL Capital Assurance Inc. and XL Financial Administrative Services Inc., incorporated by reference to Exhibit 10.27 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.33*

Indemnification Agreement, dated as of August 4, 2006, between XL Financial Assurance Ltd. and XL Insurance (Bermuda) Ltd, incorporated by reference to Exhibit 10.28 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Exhibit No.	Description of Document
10.34*

Indemnification Agreement, dated as of August 4, 2006, between XL Capital Assurance Inc. and X.L. America, Inc., incorporated by reference to Exhibit 10.29 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.35*

Adverse Development Reinsurance Agreement, dated as of August 4, 2006, between XL Capital Assurance Inc. and XL Reinsurance America Inc., incorporated by reference to Exhibit 10.30 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.36

Information Technology outsourcing agreement dated as of October 1, 2006 between Security Capital Assurance Ltd and affiliates thereof and International Business Machines Corporation and affiliates thereof dated September 30, 2006, incorporated by reference to Exhibit 10.1 to Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.37

Purchase Agreement, dated as of March 29, 2007, among Security Capital Assurance Ltd and Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC, as representatives of the initial purchasers named therein, incorporated by reference to Exhibit 10.1 to Security Capital Assurance Ltd Current Report on Form 8-K as filed on March 30, 2007.

10.38

Insurance and Indemnity Agreement, dated as of October 13, 2006, among XL Capital Assurance Inc., XL Asset Funding Company I LLC, and XL Life and Annuity Holding Company, incorporated by reference to Exhibit 10.1 to the Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.39

Premium Letter Agreement, dated as of October 13, 2006, between XL Capital Assurance Inc., XL Asset Funding Company I LLC, and XL Life and Annuity Holding Company, incorporated by reference to Exhibit 10.2 to the Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.40

Securities Account Control Agreement, dated as of July 20, 2006, among XL Asset Funding Company I LLC, XL Capital Assurance Inc. and Mellon Bank, N.A., incorporated by reference to Exhibit 10.3 to the Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.41

Amended and Restated Annual Incentive Compensation Plan, adopted as of May 4, 2007, incorporated by reference to Exhibit 10.1 to the Security Capital Assurance Ltd Current Report as filed on Form 8-K dated May 10, 2007.

10.42

Amended and Restated 2006 Long Term Incentive and Share Award Plan, adopted as of May 4, 2007, incorporated by reference to Exhibit 10.2 to the Security Capital Assurance Ltd Current Report on Form 8-K as filed on May 10, 2007.

10.43

Amendment 1, dated as of May 3, 2007, to the Transition Agreement, dated as of August 4, 2006 among XL Capital Ltd, XL Insurance (Bermuda) Ltd, X.L. America, Inc., and Security Capital Assurance Ltd, incorporated by reference to Exhibit 10.4 to the Security Capital Assurance Ltd Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.44

Omnibus Amendment Agreement, dated as of November 30, 2007, by and among XL Capital Assurance Inc., XL Asset Funding Company I LLC and XL Life and Annuity Holding Company, incorporated by reference to Exhibit 99.1 to the Security Capital Assurance Ltd Current Report on Form 8-K as filed on December 5, 2007.

10.45

Collateral Pledge, Security and Management Agreement, dated as of October 13, 2006, by and among XL Capital Assurance Inc., XL Asset Funding Company I LLC, XL Life and Annuity Holding Company and Mellon Bank, N.A., incorporated by reference to Exhibit 99.2 to the Security Capital Assurance Ltd Current Report on Form 8-K as filed on December 5, 2007.

Exhibit No.	Description of Document
10.46	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14.1 to the Security Capital Assurance Ltd Current Report on Form 8-K as filed on November 8, 2007.
23.1**	Consent of PricewaterhouseCoopers LLP
31**	Rule 13a-14(a)/15d-14(a) Certifications
32**	Section 1350 Certification

*	Confidential treatment has been requested and received for portions of this exhibit.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2008

SECURITY CAPITAL ASSURANCE LTD
(Registrant)

By:	/s/ Paul S. Giordano Name: Paul S. Giordano Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2008:

Signature	Title

/s/ Paul S. Giordano Paul S. Giordano	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ David P. Shea David P. Shea	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Michael P. Esposito, Jr. Michael P. Esposito, Jr.	Director and Chairman of the Board of Directors
/s/ E. Grant Gibbons E. Grant Gibbons	Director
/s/ Bruce G. Hannon Bruce G. Hannon	Director
/s/ Mary R. Hennessy Mary R. Hennessy	Director
/s/ Robert M. Lichten Robert M. Lichten	Director
/s/ Coleman D. Ross Coleman D. Ross	Director