Form 10-Q
period 2008-03-31
Security Capital Assurance Ltd
filed 2008-05-12
CIK 1358164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ smaller reporting company ☐ (do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 6, 2008, there were 65,301,699 outstanding Common Shares, $0.01 par value per share, of the registrant.

SECURITY CAPITAL ASSURANCE LTD
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except per share amounts)

	(Unaudited) As of March 31, 2008	As of December 31, 2007
ASSETS
Debt securities available for sale, at fair value (amortized cost: 2008—$2,331,501; 2007—$2,412,420)	$2,366,458	$2,431,009
Cash and cash equivalents	480,374	249,116

Total invested assets	2,846,832	2,680,125
Accrued investment income	17,911	21,039
Deferred acquisition costs	157,134	108,117
Prepaid reinsurance premiums	96,878	101,122
Premiums receivable	22,114	24,494
Reinsurance balances receivable	50,066	—
Reinsurance balances recoverable on unpaid losses	227,041	266,945
Intangible assets—acquired licenses	11,529	11,529
Derivative assets	293,757	354,596
Other assets	38,047	36,128

Total assets	$3,761,309	$3,604,095

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$394,409	$402,519
Deferred premium revenue	890,913	927,385
Derivative liabilities	1,934,100	1,700,695
Reinsurance premiums payable	77,859	36,485
Accounts payable, accrued expenses and other liabilities	56,632	70,948

Total liabilities	3,353,913	3,138,032
Commitments and contingencies
Minority interest
Series A redeemable preferred shares of subsidiary	39,000	39,000
Series B non-cumulative perpetual preferred shares of subsidiary	20,000	—

Total minority interest	59,000	39,000

Shareholders’ Equity
Series A perpetual non-cumulative preference shares—(Par value $0.01 per share; 250,000 shares authorized; shares issued and outstanding—250,000)	246,593	246,593

Common shares—(Par value $0.01 per share; 500,000,000 shares authorized; shares issued and outstanding—at March 31, 2008: 65,186,729 at December 31, 2007: 65,293,543)	996,991	994,569
Accumulated deficit	(928,692)	(831,900)
Accumulated other comprehensive income	33,504	17,801

Total common shareholders’ equity	101,803	180,470

Total shareholders’ equity	348,396	427,063

Total liabilities, minority interest and shareholders’ equity	$3,761,309	$3,604,095

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(U.S. dollars in thousands, except per share amounts)

	(Unaudited) Three Months Ended March 31,
	2008	2007
Revenues
Net premiums earned	$58,353	$38,902
Net investment income	32,327	26,125
Net realized (losses) gains on investments	(1,613)	112
Change in fair value of derivatives
Realized gains and losses and other settlements	197,938	7,477
Unrealized losses	(294,244)	(7,946)

Net change in fair value of derivatives	(96,306)	(469)

Total revenues	(7,239)	64,670

Expenses
Net losses and loss adjustment expenses	41,488	(1,818)
Acquisition costs, net	5,679	3,970
Operating expenses	40,903	24,070

Total expenses	88,070	26,222

(Loss) income before income tax and minority interest	(95,309)	38,448
Income tax (benefit) expense	—	79

(Loss) income before minority interest	(95,309)	38,369
Minority interest—dividends on preferred shares of subsidiary	1,483	1,114

Net (loss) income	(96,792)	37,255
Dividends on Series A perpetual non-cumulative preference shares	—	—

Net (loss) income available to common shareholders	$(96,792)	$37,255

(Loss) earnings per share available to common shareholders:
Basic	$(1.51)	$0.58
Diluted	$(1.51)	$0.58
Weighted-average common shares outstanding:
(Shares in thousands)
Basic	64,214	64,136
Diluted	64,214	64,343
Comprehensive (loss) income:
Net (loss) income	$(96,792)	$37,255
Currency translation adjustments	36	—
Change in unrealized appreciation of investments, net of deferred tax expense	15,667	6,371

Total comprehensive (loss) income	$(81,089)	$43,626

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONSOLIDATED
STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31, 2008	(Unaudited) Three Months Ended March 31, 2007
Series A perpetual non-cumulative preference shares
Balance—beginning of year	$246,593	$—

Balance—end of period	246,593	—

Common shares
Balance—beginning of year	994,569	988,444
Issuance of common shares	—	7
Cancellation of common shares	(1)	—
Adjustment for issuance costs related to initial public offering	—	(250)
Restricted stock and stock options	2,423	968
Capital contributions	—	38

Balance—end of period	996,991	989,207

Accumulated (deficit) retained earnings
Balance—beginning of year	(831,900)	397,781
Net (loss) income	(96,792)	37,255
Dividends on common shares	—	(1,283)

Balance—end of period	(928,692)	433,753

Accumulated other comprehensive loss
Balance—beginning of year	17,801	(19,705)
Currency translation adjustments	36	—
Net change in unrealized appreciation of investments	15,667	6,371

Balance—end of period	33,504	(13,334)

Total common shareholders’ equity	101,803	1,409,626

Total shareholders’ equity	$348,396	$1,409,626

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
INTERIM CONSOLIDATED
STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2008	2007
Cash provided by operating activities:
Net (loss) income	$(96,792)	$37,255

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized losses (gains) on investments	1,613	(112)
Net unrealized losses on derivatives	294,244	7,946
Realized gain from exercise of option under capital facility	(179,559)	—
Amortization of premium on bonds	798	333
Minority interest—dividends on preferred shares of subsidiary	1,483	1,114
Deferred tax (benefit) expense	—	264
Decrease in accrued investment income	3,128	3,214
Increase in deferred acquisition costs	(49,017)	(6,378)
Decrease (increase) in prepaid reinsurance premiums	4,244	(16,353)
Decrease (increase) in premiums receivable	2,380	(4,256)
Increase in reinsurance balances receivable	(50,066)	—
Decrease in reinsurance balances recoverable on unpaid losses	39,904	1,455
Decrease in unpaid losses and loss adjustment expenses	(8,110)	(3,653)
(Decrease) increase in deferred premium revenue	(36,472)	54,698
Increase in reinsurance premiums payable	41,374	408
Other, net	(13,762)	(17,121)

Total adjustments	52,182	21,559

Net cash (used in) provided by operating activities	(44,610)	58,814

Cash flows from investing activities:
Proceeds from sale of debt securities	8,053	32,932
Purchases of debt securities	—	(45,163)
Net purchases of short-term investments	(3,882)	(31,417)
Proceeds from maturity of debt securities and short term investments	74,406	100,138
Purchases of fixed assets	(1,226)	(820)

Net cash provided by investing activities	77,351	55,670

Cash flows from financing activities:
Proceeds from issuance of redeemable preferred shares of subsidiary	200,000	—
Liquidating dividend on redeemable preferred shares of subsidiary	—	(15,016)
Dividends on common shares	—	(1,283)
Dividends on preferred shares of subsidiary	(1,483)	(1,114)

Net cash provided by (used in) financing activities	198,517	(17,413)

Increase in cash and cash equivalents	231,258	97,071
Cash and cash equivalents—beginning of year	249,116	202,548

Cash and cash equivalents—end of period	$480,374	$299,619

Supplemental Cash Flow Disclosure:
Non-cash capital contributions	$—	$38
Income tax paid (refund received)	$—	$840

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

On March 17, 2006, XL Capital Ltd (“XL Capital”) formed Security Capital Assurance Ltd (“SCA”), as a wholly owned Bermuda based subsidiary holding company. SCA is a publicly-traded company with shares listed on the New York Stock Exchange (“NYSE”) under the symbol “SCA.” On July 1, 2006, XL Capital contributed all its ownership interests in its financial guarantee insurance and financial guarantee reinsurance operating businesses to SCA. The aforementioned operating businesses consisted of: (i) XL Capital Assurance Inc. (“XLCA”) and its wholly-owned subsidiary, XL Capital Assurance (U.K.) Limited (“XLCA-UK”) and (ii) XL Financial Assurance Ltd. (“XLFA”). XLCA was an indirect wholly owned subsidiary of XL Capital and all of XLFA was owned by XL Capital, except for a preferred stock interest which is owned by Financial Security Assurance Holdings Ltd. (“FSAH”), an entity which is otherwise not related to XL Capital or SCA. See Note 8. SCA, XLCA, XLFA and all other subsidiaries of SCA are hereafter collectively referred to as the “Company.”

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

The maintenance of triple-A ratings has been fundamental to the Company’s historical business plan and business activities. However, adverse developments in the credit markets generally and the mortgage market specifically in the second half of 2007, which accelerated in the fourth quarter and continued to deteriorate in the first quarter of 2008, have resulted in material adverse effects on the Company’s business, results of operations, and financial condition. These effects include rating agency downgrades of, and significant provisions of reserves for unpaid losses and loss adjustment expenses on the Company’s insured residential mortgage backed securities (“RMBS”), as well as the recognition of significant unrealized losses on the Company’s credit derivative guarantees of collateralized debt obligations (“CDOs”) of asset backed securities (“ABS CDOs”) (which included significant impairment relating to anticipated claims) in the fourth quarter of 2007 followed by further incremental provisions for reserves and unrealized losses in the first quarter of 2008 (see Notes 4 and 11). This caused the capital requirements for maintaining the Company’s historic triple-A ratings of each of the three rating agencies to increase materially resulting in all three rating agencies (Moody’s Investors Service, Inc. (“Moody’s”), Fitch Ratings (“Fitch”) and Standard & Poor’s Ratings Services (“S&P”)) taking the negative rating actions, described below, which have caused the Company to suspend writing substantially all new business resulting in the loss of future incremental earnings and cash flow. As discussed below, although there can be no assurance that the Company will be able to recommence writing new business in the near term or at all, the Company believes its liquidity resources are sufficient to fund its obligations and its statutory capital is sufficient to comply with its regulatory solvency requirements for at least the next twelve months. However, XLFA entered into an undertaking with the Bermuda Monetary Authority

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

(“BMA”), pursuant to which, among other things, XLFA agreed to consult with the BMA prior to paying or declaring any dividends. XLFA acknowledged and agreed that there is no assurance the BMA would not object to or block any proposed action presented to it and XLFA agreed not to proceed if the BMA objects to or seeks to block such action.

•

On February 25, 2008, S&P downgraded the insurance financial strength (“IFS”), financial enhancement and issuer credit ratings of XLCA, XLCA-UK and XLFA to “A-” from “AAA” and each remains on CreditWatch with negative implications.

•

On March 4, 2008, Moody’s placed the “A3” IFS ratings of XLCA, XLCA-UK and XLFA on review for possible downgrade. Previously, on February 7, 2008, among other actions, Moody’s downgraded the IFS ratings of XLCA, XLCA-UK and XLFA to “A3” (Negative Outlook) from “Aaa.”

•

On March 26, 2008, Fitch downgraded the IFS rating of XLCA, XLCA-UK and XLFA to “BB” (Rating Outlook Negative) from “A” (Rating Watch Negative). Previously, on January 23, 2008, Fitch downgraded the IFS ratings of XLCA, XLCA-UK and XLFA to “A” (Rating Watch Negative) from “AAA.”

In addition, the Company’s results of operations and financial condition are subject to significant uncertainties, including the following:

•

The Company continues to be materially exposed to risks associated with any continuing deterioration in the credit market sectors discussed above, as well as the spread of such deterioration to other sectors of the economy to which the Company has material business exposure. The extent and duration of any continued deterioration of the credit markets is unknown, as is the effect, if any, on potential claim payments and the ultimate amount of losses the Company may incur on obligations it has guaranteed. As a result of the current level of the Company’s operating subsidiaries’ regulatory capital and the uncertainty associated with any future adverse loss development, there is a risk that should additional material adverse development of the Company’s loss reserves occur it could cause the Company to be out of compliance with minimum regulatory solvency requirements which could, in turn, cause the regulators of the Company’s operating subsidiaries to intervene in their operations. For example, under certain circumstances, such as regulatory insolvency of the Company’s operating subsidiaries, a regulator could, among other things, rehabilitate or liquidate the insurance subsidiaries or limit the business the Company’s subsidiaries can write. Such actions would likely have a material adverse effect on the value of the Company’s common or preference shares.

•

Establishment of case basis reserves for unpaid losses and loss adjustment expenses on the Company’s in-force insurance and reinsurance business and assessing the amount of anticipated claims and recoveries on the Company’s in-force credit derivatives requires the use and exercise of significant judgment by management, including estimates regarding the likelihood of occurrence and amount of a loss on an guaranteed obligation. Actual experience may differ from estimates and such difference may be material, due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred and, in certain cases, will occur over many years in the future. Examples of these events include changes in the level of interest rates, credit deterioration of guaranteed obligations, and changes in the value of specific assets supporting guaranteed obligations. Both qualitative and quantitative factors are used in establishing making such estimates. In determining reserves for unpaid losses and loss adjustment expenses or anticipated claims and recoveries on credit derivatives, management considers all factors in the aggregate, and does not attribute the reserve provisions or anticipated claims and recoveries or any portion thereof to any specific factor. Any estimate of future costs is subject to the inherent limitation on management’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and claims will vary, perhaps materially, from any estimate.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

•

Under certain of the Company’s agreements with ceding companies and counterparties, in the event of a ratings downgrade of the Company’s operating subsidiaries (which has already occurred) or other trigger events, the ceding companies or counterparties that have ceded or transferred business to the Company generally have the right (subject to applicable cure periods) to a stipulated increase in ceding commissions or to commute such cessions or transfers and take back all or a fixed percentage of all in-force business that has been ceded or transferred by such companies or counterparties to the Company. In the event of a commutation, the Company would be required to return to the ceding company or counterparty all or a portion of the statutory unearned premium in respect of such business at such time. While no request has been made to date, if all of the Company’s ceding companies or counterparties took back such business subject to these triggers, the Company estimates the amount of statutory unearned premium to be returned to be approximately $138.7 million, net of commission, as of March 31, 2008 and that it would record a charge of approximately $20.9 million in its financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) due to the different basis upon which premium revenue is earned under GAAP as compared to statutory accounting practices. If such business were commuted due to the aforementioned circumstances, in addition to the aforementioned charge, the Company’s future earnings would be adversely affected by the amount of returned unearned premium, as well as the loss of any future installment premiums that the Company would have received in the future from such returned business. During the three months ended March 31, 2008, the Company accrued a liability for additional ceding commissions payable to all of its ceding companies and counterparties (as applicable) pursuant to the stipulated increases in commissions discussed above in the amount of $44.8 million.

•

Under its excess of loss reinsurance agreement with XL Insurance (Bermuda) Ltd (“XLI”), an indirect wholly owned subsidiary of XL Capital (see Note 8), on March 17, 2008, the Company ceded to XLI $44.9 million of claims which were paid by the Company as a result of payment defaults on certain obligations it had guaranteed which are supported by home equity line of credit (“HELOC”) and closed-end second (“CES”) mortgage loan collateral (see Note 11). To date, XLI has not paid the Company all, or any portion, of such ceded paid claims as required by the agreement. In addition to the amount of ceded paid claims under the excess of loss agreement, the Company has recorded (i) $104.6 million of reinsurance recoverable under the agreement in connection with its reserves for unpaid losses and loss adjustment expenses, and (ii) $97.7 million of recoveries of anticipated claims on its credit derivatives (see Note 8). XLI’s non-payment to the Company for paid claims ceded to the reinsurance agreement to date or in the future could have a material adverse effect on the Company’s liquidity, results of operations and financial condition.

Status of Regulatory Compliance and Other Factors to Consider in Regard to Risk and Uncertainties

•	As of March 31, 2008, the Company was in compliance, in all material respects, with regulatory requirements it is subject to in all jurisdictions in which it operates.

•

In early 2008 the Company put in place a reinsurance agreement between XLCA and XLFA, which is intended to mitigate the adverse effects on XLCA’s equity, as determined in accordance with GAAP, from the change in fair value of XLCA’s credit default swap contracts (see Note 4). In addition, in late 2007 the Company put in place reinsurance agreements, which were intended to mitigate the adverse effects on XLCA’s statutory solvency of future loss development.

•

Based on its current statutory projections management believes that the Company could incur adverse case basis loss reserve development subsequent to March 31, 2008 up to approximately 80% of its established case basis reserves at March 31, 2008, after giving effect to reinsurance, and still maintain compliance with its regulatory solvency requirements. Actual experience may differ from estimates and such differences may be material.

•	Management has analyzed the effect on the Company if all ceding companies it reinsures and counterparties were to commute such transferred business and take back all of the in-force business

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

that has been ceded or transferred by such companies or counterparties to the Company, and believes that while, at March 31, 2008, such an event would require the Company to return to such companies or counterparties approximately $138.7 million, net of commissions, the event would be substantially mitigated by the fact that it would also: (i) reduce the amount of capital the Company is required to maintain by rating agencies to support its business, which the Company estimates to be approximately $250.0 million to $400.0 million depending on the rating agency, and (ii) reduce, by approximately $235.0 million, the amount of letter of credits the Company maintains for the benefit of the reinsured primary companies.

The Company believes its liquidity resources are sufficient to fund its obligations and its statutory capital is sufficient to comply with its regulatory solvency requirements for at least the next twelve months. However, XLFA entered into an undertaking with the BMA, pursuant to which, among other things, XLFA agreed to consult with the BMA prior to paying or declaring any dividends. XLFA acknowledged and agreed that there is no assurance the BMA would not object to or block any proposed action presented to it and XLFA agreed not to proceed if the BMA objects to or seeks to block such action.

Management’s Current Strategic Plan Responding to Recent Developments, Risks and Uncertainties

In response to the recent developments and the risks and uncertainties noted above, the Company continues to explore strategic options with its advisors, regulators, potential investors and counterparties to preserve and potentially enhance its capital resources, address the rating agencies requirements, and eventually restore the Company’s ratings to a level sufficient to permit it to recommence writing new business, which the Company believes to be the equivalent of a “AA” rating by S&P. However, management cannot provide any assurance that the Company can successfully address the rating agencies’ requirements or when, and if, the Company will be able to recommence writing new business.

The Company has developed a strategic plan focused on: (i) mitigating the risk of non-compliance with regulatory solvency requirements and risk limits, (ii) maintaining or enhancing the Company’s liquidity, (iii) increasing the amount of capital available to support its ratings, and (iv) mitigating uncertainty in regard to adverse loss reserve development. The primary elements of the Company’s strategic plan include:

•

suspending the writing of substantially all new business; as the Company’s in-force business runs-off or matures, capital that currently supports such business and, accordingly, is not otherwise currently available to be used by the Company, should become available and enhance the Company’s ability to comply with regulatory risk limits and rating agency capital requirements absent deterioration or other changes in the Company’s insured portfolio. However, we do not believe that this action by itself will generate capital in the near term which would be sufficient to qualify for the equivalent of a “AA” rating by S&P;

•

pursuing commutation, restructuring or settlement of the Company’s guarantees, particularly with the Company’s CDO counterparties, in order to mitigate uncertainty in regard to adverse development of reserves for unpaid losses and anticipated claims and generate available capital;

•

exploring the commutation of assumed reinsurance agreements or entering into new ceded reinsurance agreements to reduce the capital that the Company is required to maintain in support of its ratings by rating agencies;

•

exploring with XL Capital the commutation or settlement of obligations and contingent obligations due to the Company for fair value, including (i) the XLI guarantee of XLFA’s pre-IPO obligations to XLCA under a reinsurance agreement and (ii) the excess of loss reinsurance agreement between XLI and XLFA discussed above (see Note 8);

•	continuing to realign the Company’s cost structure to reflect current business conditions (see Note 14(d));

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	seeking to raise new capital from third parties under more favorable market conditions than exist at the present time; and

•	continuing to investigate longer term strategic alternatives, including the restructuring of the Company’s business to facilitate the creation or raising of new capital.

The Company continues to pursue the execution of this plan. To date our progress on this plan is as follows: the Company has formed a bank group to discuss commutation, restructuring or settlement of the Company’s guarantees; the Company has undertaken discussions with XL Capital for commutation or settlement of obligations and contingent obligations due to the Company; the Company has reduced staff by approximately 60 positions (see Note 14(d)); and the Company continues to have discussions with third party investors.

There can be no assurance that the Company’s strategic plan will not evolve or change over time, will be successfully implemented in whole or in part or when and if it will address the requirements of the rating agencies. In addition, there can be no assurance that the Company will be able to recommence writing new business in the near term or at all. If the Company is unable to successfully execute its strategic plan, it will have a material adverse effect on its financial condition and results of operations.

The Company believes its liquidity resources are sufficient to fund its obligations and its statutory capital is sufficient to comply with its regulatory solvency requirements for at least the next twelve months. However, XLFA entered into an undertaking with the BMA, pursuant to which, among other things, XLFA agreed to consult with the BMA prior to paying or declaring any dividends. XLFA acknowledged and agreed that there is no assurance the BMA would not object to or block any proposed action presented to it and XLFA agreed not to proceed if the BMA objects to or seeks to block such action.

3.  Basis of Presentation and Consolidation

The unaudited interim consolidated financial statements of the Company have been prepared in conformity with GAAP and, in the opinion of management, reflect all adjustments, consisting of normally recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial condition, results of operations and cash flows for the periods presented, including the elimination of all inter-company accounts and transactions.

Interim consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. In addition, the results of operations for the interim period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These interim consolidated financial statements of the Company should be read in conjunction with the annual audited consolidated financial statements of the Company as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008.

In December 2006, the SEC contacted the Association of Financial Guaranty Insurers (“AFGI”), of which the Company is a member, and instructed the members thereof to recommend a uniform approach for presenting credit derivatives issued by financial guarantee insurance companies in their financial statements. The recommendation of AFGI was developed in consultation with the staff of the Office of the Chief Accountant and the Division of Corporate Finance of the SEC and has been adopted by the Company effective January 1, 2008 in accordance with the transition AFGI discussed with the SEC. The

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

new presentation does not change the Company’s reported net income or shareholders’ equity, although it does change the presentation of revenues, expenses, assets and liabilities.

As a result of the Company’s adoption of this revised presentation, changes in fair value of the Company’s credit derivatives are recorded in the line item of the accompanying consolidated statement of operations entitled “Net change in fair value of credit derivatives” which is required to be classified in the revenue section of the statement of operations. This line item consists of two components, which are also separately presented in the statement of operations: (1) “Realized gains (losses) and other settlements” and (2) “Unrealized gains and losses”. The “Realized gains (losses) and other settlements” component includes (i) net premiums received and receivable on issued credit derivatives, (ii) net premiums paid and payable on purchased credit derivatives, (iii) losses paid and payable to credit derivative counterparties due to the occurrence of a credit event and, (iv) losses recovered and recoverable on purchased credit derivatives due to the occurrence of a credit event. The “Unrealized gains and losses” component includes anticipated claims payable and anticipated recoveries, as well as all other changes in fair value.

Prior to the adoption of this revised presentation the Company reported (i) premiums received or receivable from the issuance of credit derivative contracts in line item captions in the consolidated statement of operations entitled “Gross premiums written,” “Reinsurance premium assumed,” “Ceded premiums,” “Net premiums written” and “Net premiums earned,” as appropriate, (ii) losses from actual and expected payments to counterparties under such contracts in the line item caption in the consolidated statement of operations entitled “Net losses and loss adjustment expenses” and (iii) all other changes in the fair value of such instruments in the line item caption in the consolidated statement of operations entitled “Net realized and unrealized losses on credit derivatives.” In the consolidated balance sheet, the Company reclassified all credit default swap-related balances previously included in “Unpaid losses and loss adjustment expenses,” and “Reinsurance balances recoverable on unpaid losses” to either “Derivative liabilities” or “Derivative assets,” depending on the net position of the credit default swap contract at each balance sheet date.

Certain reclassifications have been made to prior period consolidated financial statement amounts, including that discussed above, to conform to current year presentation. There was no effect on net income or shareholders’ equity as a result of these reclassifications. The following is a summary of reclassifications made to prior period consolidated financial statement amounts to conform to current year presentation:

	Three Months Ended March 31, 2007
	As Originally Reported	Reclassifications		As Reclassified
(U.S. dollars in thousands)
Net premiums earned	$46,379	$(7,477	)(1)	$38,902
Change in fair value of derivatives
Realized gains and losses and other settlements	—	(7,477	)(1)	7,477
Unrealized gains (losses)	(6,929)	(1,017	)(2)	(7,946)

Net change in fair value of derivatives	(6,929)	6,460		(469)
Net losses and loss adjustment expenses	(801)	(1,017	)(2)	(1,818)
Net (loss) income available to common shareholders	37,255	—		37,255

(1)	Premiums from credit derivative contracts

(2)	Credit impairment adjustments on credit derivative contracts

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of December 31, 2007
	As Originally Reported	Reclassifications		As Reclassified
Assets
Reinsurance balances recoverable on unpaid losses	$450,733	$(183,788	)(1)(2)	$266,945
Derivative assets	168,364	186,232	(1)	354,596
Other assets	38,572	(2,444	)(2)	36,128
Total assets	3,604,095	—		3,604,095
Liabilities and Shareholders’ Equity
Unpaid losses and loss adjustment expenses	1,253,088	(850,569	)(1)	402,519
Derivative liabilities	850,126	850,569	(1)	1,700,695
Total liabilities	3,138,032	—		3,138,032
Total liabilities and shareholders’ equity	3,604,095	—		3,604,095

(1)	Credit impairment adjustments on credit derivative contracts

(2)	Reclassification of subrogation recoverable on paid claims

	Three Months Ended March 31, 2007
	As Originally Reported	Reclassifications		As Reclassified
(U.S. dollars in thousands)
Cash provided by operating activities:
Net unrealized losses on derivatives	$6,929	$1,017	(1)	$7,946
Decrease in reinsurance balances recoverable on unpaid losses	1,410	45	(1)	1,455
Decrease in unpaid losses and loss adjustment expenses	(2,591)	(1,062	)(1)	(3,653)
Net cash provided by operating activities	58,814	—		58,814

(1)	Credit impairment adjustments on credit derivative contracts

4.  Derivative Financial Instruments

The Company issues credit default swap (“CDS”) contracts and enters into arrangements with other issuers of CDS contracts to assume, all or a portion, of the risks in the CDS contracts they issue (“back-to-back arrangements”), and, in certain cases, which are discussed in more detail below, the Company purchases back-to-back credit protection on all or a portion of the risk from the CDS contracts it issues or assumes. Such back-to-back arrangements are generally structured on a proportional basis. CDS contracts are derivative contracts which offer credit protection relating to a particular security or pools of securities which are specifically referenced in the CDS contract. Under the terms of a CDS contract, the seller of credit protection (the issuer of the CDS contract) makes a specified payment to the buyer of such protection (the CDS contract counterparty) upon the occurrence of one or more credit events specified in the CDS contract with respect to a referenced security or securities. The terms of the CDS contracts issued by the Company generally only require the Company to make a payment upon the occurrence of one or more specified credit events after exhaustion of various levels of subordination or first-loss protection. In addition, pursuant to the terms of the Company’s CDS contracts, the Company is precluded from transferring such contracts to other market participants without the consent of the counterparty.

Securities or assets referenced in the Company’s in-force CDS contracts include structured pools of obligations, such as ABS CDOs, collateralized loan obligations (“CLOs”), investment-grade corporate CDOs, CDOs of CDOs and commercial mortgage backed securities (“CMBS”). Such pools were rated as investment-grade at the issuance of the CDS contract.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s policy is to hold its CDS contracts to maturity and not to manage such contracts to realize gains or losses from periodic market fluctuations. However, in certain circumstances, the Company may choose to enter into an off-setting position or back-to-back arrangement, terminate or restructure a CDS contract prior to maturity for risk management purposes (for example, upon a deterioration in underlying credit quality or for the purposes of managing rating agency capital requirements). With the exception of two transactions which occurred in 2004 and 2003 there have been no such terminations since the Company’s inception.

As derivative financial instruments, CDS contracts are required under GAAP to be reported at fair value in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and measured in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), with changes in fair value during the period included in earnings. SFAS 157 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. This hierarchy requires the use of observable market data when available. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect assumptions about market data based on management’s judgment. In accordance with SFAS 157, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

Level 1—Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and valuation drivers are observable in active markets.

Level 3—Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

The principal drivers of the fair value of the Company’s CDS contracts include: (i) general market credit spreads for the type(s) of assets referenced in CDS contracts, (ii) the specific quality and performance of the actual assets referenced in the contracts, (iii) the amount of subordination in the transaction before liability attaches, (iv) the quality of the asset manager of the transaction, if applicable, (v) other customized structural features of such contracts (e.g. terms, conditions, covenants), (vi) the rating agency capital charge for the transaction, (vii) supply and demand factors, including the volume of new issuance and financial guarantee market penetration, as well as the level of competition in the marketplace, and (viii) the market perception of the Company’s ability to meet its obligations under its CDS contracts which may be implied by the cost of buying credit protection on XLCA.

The fair value of the Company’s in-force portfolio of CDS contracts represents management’s best estimate of the premium that would be required by a market participant to assume the risks in the Company’s in-force credit derivative portfolio as of the measurement date. Fair value is defined as the price at which an asset or a liability could be bought or transferred in a current transaction between willing parties. Fair value is determined based on quoted market prices, if available. Quoted market prices are available only on a limited portion of the Company’s in-force portfolio of CDS contracts. If quoted market prices are not available, fair value is estimated based on the use of valuation techniques involving management’s judgment. In determining the fair value of its CDS contracts, the Company uses various valuation approaches with priority given to observable market prices when they are available. Market prices are generally available for traded securities and market standard CDS contracts but are less available or unavailable for highly-customized CDS contracts. Most of the Company’s CDS contracts are highly customized structured credit derivative transactions that are not traded and do not have observable market prices. Due to the significance of unobservable inputs required to value such CDS contracts, they are considered to be Level 3 under the SFAS 157 fair value hierarchy.

Typical market CDS contracts are standardized, liquid instruments that reference tradable securities such as corporate bonds that also have observable prices. These market standard CDS contracts also involve collateral posting, and upon a default of the reference bond, can be settled in cash. In contrast,

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

the Company’s CDS contracts do not contain the typical CDS market standard features as described above but have been customized to replicate the Company’s financial guarantee insurance. The Company’s CDS contracts provide protection on specified obligations, such as those described above and, generally contain a deductible or have some form of subordination prior to the attachment of the Company’s liability. The Company is not required to post collateral, and upon default, the Company generally makes payments on a “pay-as-you-go” basis after the subordination in a transaction is exhausted.

The Company’s payment obligations after a default vary by deal type. There are three primary types of policy payment requirements:

(i)	timely interest and ultimate principal;

(ii)	ultimate principal only at final maturity; and

(iii)	payments upon settlement of individual collateral losses as they occur upon erosion of deal deductibles or subordination.

The Company’s CDS contracts are structured to prevent large one-time claims upon an event of default and generally allow for payments over time (i.e. “pay as you go” basis) or at final maturity. Also, the Company’s CDS contracts are generally governed by a single transaction International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement relating only to that particular transaction/contract. There is no requirement for mark-to-market termination payments, under most monoline standard termination provisions, upon the early termination of a guaranteed CDS contract. However, certain of the Company’s CDS contracts have mark-to-market termination payments following the occurrence of events that are in the Company’s control, as well as events that are outside the Company’s control, such as the Company’s insolvency, being placed into receivership or rehabilitation or a regulator taking control of the Company’s primary insurance subsidiary. An additional difference between the Company’s CDS contracts and the typical market standard CDS contracts is that, except in the circumstances noted above, there is no acceleration of the payment to be made under the Company’s CDS contracts unless the Company at its option elects to accelerate. Furthermore, by law, the Company’s guarantees are unconditional and irrevocable, and cannot be transferred to most other capital market participants as they are not licensed to write such business. However, through the purchase of back-to-back credit protection, the risk of loss (but not counterparty risk) on these contracts can be transferred to other financial guarantee insurance and reinsurance companies.

Historically, there has not been a market for the transfer of such highly structured CDS contracts, in part because of the contractual differences noted above. As a result, the Company believes there are no relevant third party “exit value” market observations for these contracts. If the Company were to effect a transfer of these contracts, it believes the most likely counterparties would be other financial guarantee insurers and reinsurers or other derivative products companies.

Accordingly, the Company’s estimate of the fair value of its in-force CDS contracts is based on the use of valuation techniques involving management’s judgment in regard to a number of factors, including:

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

(iii)	the actual amount of subordination in the Company’s CDS contracts before liability attaches,

(iv)	the quality of the specific assets referenced in the Company’s CDS contracts at the measurement date,

(v)	the market perception of risk associated with asset classes referenced in the Company’s CDS contracts,

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

(vi)	the remaining average life of the CDS contract,

(vii)

credit price indices, published by non-affiliated financial institutions, for the type(s), or similar types, of assets referenced in the Company’s CDS contracts (both in terms of type of assets and their credit rating),

(viii)

price discovery resulting from discussions and negotiations with market participants or counterparties to the Company’s CDS contracts to transfer or commute the risks in any of the Company’s CDS contracts, or quotes on the underlying security or securities referenced in the CDS contacts, and

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

The weight ascribed by management to the aforementioned factors in forming its best estimate of the fair value of the Company’s CDS contracts may vary under changing circumstances. In periods prior to July 1, 2007, management principally considered price indices published by non-affiliated financial institutions in forming its best estimate of the fair value of the Company’s CDS contracts. The fair value of the CDS contracts were determined by multiplying the percentage change in the applicable credit price index or indices applicable to the assets referenced in the CDS contracts by the present value of the remaining expected future premiums to be received under the contract. Management concluded that results from this calculation represented a reasonable estimate of the fair value of the Company’s CDS contracts at that time.

In forming management’s best estimate of the fair value of the Company’s CDS contracts subsequent to June 30, 2007, however, management concluded that limited reliance could be placed on certain price indices because events and conditions in the credit markets associated with subprime mortgage collateral and corporate loans resulted in limited or no transaction activity in many financial instruments since June 30, 2007 (including CDOs of high-grade ABS, collateralized loan obligations (“CLOs”), RMBS, and other CDOs), causing financial institutions which publish the indices that management historically relied upon to estimate the fair value of the Company’s CDS contracts either to refrain from updating such indices or base changes in the indices partly on judgments in regard to estimated price levels and not actual executed trades. In addition, evidence suggested that the limited price information available in the marketplace in regard to such instruments was influenced by trades resulting from margin calls and liquidity issues that are generally not part of the risks associated with the Company’s business model or CDS contracts. As a result of the factors discussed above, the fair value of the Company’s CDS contracts at March 31, 2008 and December 31, 2007 was estimated by management primarily as follows:

•

in instances where current market indices were reliable and available, management’s estimate of fair value was based on applying the percentage change in the applicable credit price index or indices applicable to the assets referenced in the CDS contracts by the present value of the remaining expected future premiums to be received under the contract, and

•

in instances where the Company was in substantive discussions with market participants to transfer the risk in specific CDS contracts or was otherwise able to obtain a quote on the underlying security or securities referenced in the CDS contact, management’s estimate of the fair value of such contracts was largely based on the price discovery it obtained from such discussions or quote on the referenced obligations, and

•

in substantially all other instances, management’s estimate of the fair value of the Company’s CDS contracts ascribed significant weight to management’s judgments regarding rates of return required by market participants in the current market environment and the amount of subordination

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

required by market participants before their liability would attach under the CDS contracts. Management’s judgment in regard to the appropriate rate of return that would be required by a market participant considered all of the other factors discussed above. Management’s judgment in regard to the amount of subordination required by market participants before the liability would attach under the CDS contracts generally assumed that, in the current market environment at March 31, 2008 and December 31, 2007, to transfer the risk in an existing contract it would need subordination sufficient to qualify for a triple-A rating from Moody’s and S&P. Accordingly, for any contract rated below triple-A by the Company or the rating agencies (which consisted only of CDS contracts which reference ABS CDOs), the estimated fair value was calculated by adding additional subordination sufficient to meet S&P standards for a triple-A rating based on S&P requirements at March 31, 2008 and December 31, 2007, respectively, to the amount of additional premium required to be paid to transfer the risk to achieve the selected rate of return. Such premium was calculated by adjusting the present value of the expected remaining future net cash flows under such contracts (which are comprised of the remaining expected future premiums to be received under the contract, less estimated maintenance expenses and a provision for expected losses that will manifest in the future) to reflect management’s best estimate of the rates of return that would be required by a market participant to assume the risks on such contracts. Should Moody’s or S&P change their requirements in regard to the amount of subordination required to qualify for a triple-A rating, the ratings of obligations the Company guarantees may be downgraded, which would adversely effect the Company’s estimate of the fair value of such CDS contracts which reference such obligations and which could have a material adverse effect on the Company’s financial condition and results of operations.

In addition to that discussed above, the Company considers the risk that it will not be able to honor its obligations under its CDS contracts (its “non-performance risk”) as implied by the market price of buying credit protection on XLCA. Consideration of such non-performance risk in the Company’s estimate of the fair value of its CDS contracts was the only change in its valuation methodology caused by the adoption of SFAS 157. The effect of adopting this requirement of SFAS 157 was a reduction in the Company’s derivative liability at March 31, 2008 of approximately $865 million.

Present values of the cash flows referred to above were determined using a weighted average discount rate of approximately 15% and 7% at March 31, 2008 and December 31, 2007, respectively.

At March 31, 2008 and December 31, 2007, the notional amount outstanding of the Company’s in-force CDS contracts was $63.3 billion ($58.3 billion net of back-to-back protection purchased by the Company) and $65.3 billion ($59.6 billion net of back-to-back protection purchased by the Company), respectively. The remaining weighted average life of such CDS contracts at March 31, 2008 was 10.9 years. In addition, based on such notional amount as of March 31, 2008 and December 31, 2007, approximately 69% and 93%, respectively, of referenced assets underlying such in-force CDS contracts were rated (based on Standard & Poor’s ratings) “AAA”, 20% and 7%, respectively, were rated at or above investment-grade, and 11% and less than 1%, respectively, were rated below investment-grade at such dates, respectively.

The following table sets forth the Company’s financial assets and liabilities related to derivatives that were accounted for at fair value as of March 31, 2008 by level within the fair value hierarchy of SFAS 157. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Level 1	Level 2	Level 3	Total
(U.S. dollars in thousands)
Financial assets:
Derivative assets	$—	$—	$293,757	$293,757

Total assets	$—	$—	$293,757	$293,757

Financial liabilities:
Derivative liabilities	$—	$—	$1,934,100	$1,934,100

Total liabilities	$—	$—	$1,934,100	$1,934,100

The following table presents the changes in the net derivative asset (liability) balance for the three months ended March 31, 2008.

	Level 3 Financial Assets and Liabilities Accounted for at Fair Value Three Months Ended March 31, 2008
	CDS Contracts, net	Other Derivatives, net(1)	Other Level 3 Financial Assets and Liabilities	Total
(U.S. dollars in thousands)
Balance, beginning of period	$(1,453,144)	$107,045	$—	$(1,346,099)
Total realized and unrealized gains/(losses) included in earnings	(168,820)	72,514	—	(96,306)
Purchases, issuances, and settlements	(18,379)	(179,559)	—	(197,938)
Transfers in and/or out of Level 3	—	—	—	—

Balance, end of period	$(1,640,343)	$—	$—	$(1,640,343)

The amount of total gains and losses for the period included in earnings which are attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(187,199)	$—	$—	$(187,199)

(1)	Represents the change in fair value of the put option on XLFA’s capital facility (see Note 14(c)). The fair value of the option was determined principally based on an independent broker quote.

The following table provides the components of the income statement line item entitled, “Change in fair value of credit derivatives” related to CDS contracts for the three months ended March 31, 2008:

	Realized Gains and Losses and Other Settlements		Unrealized Gains and Losses
(U.S. dollars in thousands)
Realized and unrealized gains and losses included in earnings for the period are reported as follows:
Total gains or losses included in earnings for the period	$18,379	(1)	$(187,199	)(2)

Change in realized/unrealized gains or losses relating to the assets still held at the reporting date	$18,379		$(187,199)

(1)	Includes premiums received and receiveable on credit derivatives issued net of premiums paid or payable on purchased contracts.

(2)	Includes losses paid and payable on issued credit derivatives net of losses recovered and recoverable on purchased contracts.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides the components of the income statement line item entitled, “Change in fair value of credit derivatives” related to CDS contracts for the three month periods ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,
	2008	2007
(U.S. dollars in thousands)
Change in fair value of credit derivatives:
Realized gains and losses and other settlements:
Net credit derivative premiums received and receivable	$18,379	$7,477
Net credit derivative losses paid and payable	—	—

Total realized gains and losses and other settlements	18,379	7,477

Unrealized gains (losses):
Change in fair value of credit derivatives	(187,199)	(7,946)

Net change in fair value of credit derivatives	$(168,820)	$(469)

5.  Recent Accounting Pronouncements

Proposed Statement of Financial Accounting Standards (“SFAS”), Accounting for Financial Guarantee Insurance Contracts

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued Proposed SFAS, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). This proposed Statement would clarify how SFAS 60 applies to financial guarantee insurance contracts. The FASB Board concluded redeliberations of the proposed Statement on January 30, 2008 and expects to issue a final Statement in the second quarter of 2008. This proposed Statement, among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. Under the proposed Statement, a claim liability on a financial guarantee insurance contract would be recognized when the insurance enterprise expects that a claim loss will exceed the unearned premium revenue (liability) for that contract based on expected cash flows. The discount rate used to measure the claim liability would be based on the risk-free market rate and updated each quarter. Premium revenue recognition, under the proposed Statement, will be based on applying a fixed percentage of the premium to the amount of outstanding exposure at each reporting date (referred to as the level-yield approach). In addition, in regard to financial guarantee insurance contracts where premiums are received in installments the proposed Statement requires that an insurance enterprise should recognize an asset for the premium receivable and a liability for the unearned premium revenue at inception of a financial guarantee insurance contract and, that such recognition should be based on the following:

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

The Company expects that the initial effect of applying the provisions of the Statement as currently proposed will be material to the Company’s financial statements. In particular, the Company expects that implementation of this guidance as currently proposed would cause the Company to de-recognize some or

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

all of its reserves for unallocated losses and loss adjustment expenses and preclude it from providing such reserves in the future (see Note 11).

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

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. The Company adopted the provisions of SFAS 157 on January 1, 2008. See Note 4 for disclosure of the effect on our financial position and results of operations of the adoption of SFAS 157 and Note 4 and Note 7 for certain other disclosures required under SFAS 157.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the Company an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 was effective for the Company on January 1, 2008. The Company did not elect to report any financial assets and liabilities at fair value under SFAS 159.

Proposed FASB Staff Position EITF 03-6-a, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”

In October 2006, the FASB issued proposed FASB Staff Position EITF 03-6-a, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FASB Staff Position (“FSP”) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share.” A share- based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this proposed FSP would be effective in the first reporting period beginning after the FASB posts the final FSP to its website. All prior period EPS data will have to be adjusted retrospectively to reflect the provisions of the FSP. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return such dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP will have an effect on the Company’s EPS

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

calculations should the FASB issue the proposed guidance as final during 2008. The Company will continue to evaluate the effect of this guidance.

EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit with respect to dividends or dividend equivalents for non-vested restricted shares or restricted share units that are paid to employees be recorded as an increase to additional paid-in-capital. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company adopted EITF Issue No. 06-11 on January 1, 2008 and it did not have a material effect on the Company’s financial statements.

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133”

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. SFAS 161 is not expected to have any effect on the Company’s results of operations or financial position.

6.  Net Premiums Earned

	For the Three Months Ended March 31,
	2008	2007
(U.S. dollars in thousands)
Gross premiums written	$21,764	$80,777
Reinsurance premiums assumed	8,262	15,463

Total premiums written	30,026	96,240
Change in direct deferred premium revenue	37,527	(45,452)
Change in assumed deferred premium revenue	(1,640)	(8,445)

Gross premiums earned	65,913	42,343

Reinsurance premiums ceded	(3,443)	(19,793)
Change in prepaid reinsurance premiums	(4,117)	16,352

Ceded premiums earned	(7,560)	(3,441)

Net premiums earned	$58,353	$38,902

When an insured obligation is retired early, is called by the issuer or is in substance paid in advance through a refunding accomplished by placing U.S. government securities in escrow, the remaining deferred premium revenue is earned at that time. Net premiums earned include $20.4 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively, related to such refunded bonds and other accelerations.

7.  Investments

The following table presents the fair value of the Company’s investments at March 31, 2008 based on the fair value hierarchy level of the inputs used to determine the fair value of such investments as prescribed under SFAS 157. See Note 3 for a description of the fair value hierarchy requirements of SFAS 157.

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Debt securities available for sale	$2,366,458	$191,613	$2,174,845	$—

For the three months ended March 31, 2008 the Company had no investments for which fair value was measured under Level 3.

8.  Related Party Transactions

Concurrent with the IPO, the Company entered into arrangements with affiliates of XL Capital: (i) to provide it protection with respect to adverse development on certain transactions, (ii) to have exposures transferred to it or re-assume exposures under certain financial guarantee policies that were originally reinsured to, or written on behalf of, the Company by XLI due principally to single risk constraints and rating agency capital adequacy requirements applicable to the Company at the time that business was first written, (iii) to cancel the Company’s reinsurance of certain non- financial guarantee business ceded to it by XLI, and (iv) to govern certain aspects of Company’s relationship with XL Capital after the IPO, including a series of service agreements under which subsidiaries of XL Capital will provide certain services to the Company or receive certain services from the Company for a period of time after the IPO. The aforementioned arrangements are discussed further below.

Services Agreements with Affiliates

Prior to the IPO, the Company purchased various services from affiliates of XL Capital under various agreements and continued to purchase such services under new agreements that became effective at the date of the IPO. Such services principally include: (i) information technology support, (ii) reinsurance and retrocessional consulting and management services and (iii) actuarial, finance, legal, internal audit services and certain investment management services. Since the IPO, the Company has undertaken to perform certain of the services itself or to outsource such services to other vendors and has, accordingly, discontinued the purchase of many of the services that were provided by XL Capital. For the three months ended March 31, 2008 and 2007, the Company incurred costs under the aforementioned agreements aggregating $0.8 million and $1.4 million, respectively, which are reflected in “operating expenses” in the accompanying consolidated statements of operations.

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

•

Effective August 4, 2006, certain subsidiaries of XL Capital indemnified the Company for all losses and loss adjustment expenses incurred in excess of its retained reserves at the effective date of the agreement relating to an insured project financing described in Note 10(b). In consideration for the aforementioned indemnifications the Company is obligated to pay such affiliates approximately $9.8 million on an installment basis over the life of the aforementioned project financing. As this premium is due irrespective of any early termination of the underlying insurance transaction, the Company recorded a liability of approximately $7.0 million at the effective date of the

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

indemnifications (representing the present value of the obligation discounted at 5.0%, which reflects the rate on treasury obligations with a term to maturity commensurate with that of the liability) and a corresponding deferred cost, which are reflected in the accompanying consolidated balance sheet in “reinsurance premiums payable” and “prepaid reinsurance premiums”, respectively.

•

Effective October 1, 2001, XLFA entered into an excess of loss reinsurance agreement with XLI. This agreement covers a portion of XLFA’s liability arising as a result of losses on policies it reinsures and credit derivatives it issued that are in excess of certain limits and are not covered by XLFA’s other reinsurance agreements. XLFA is charged a premium of $0.5 million per annum for this coverage. This agreement provides indemnification only for the portion of any loss covered by this agreement in excess of 10% of XLFA’s Bermuda statutory surplus, up to an aggregate amount of $500 million, and excludes coverage for liabilities arising other than pursuant to the terms of an underlying policy. XLFA submitted claims on paid losses under this agreement aggregating $44.9 million during the three months ended March 31, 2008, which is reflected in “Reinsurance balances receivable” on the accompanying consolidated balance sheet. During the three months ended March 31, 2008, the net change in unpaid losses recoverable under this agreement was a net benefit of $1.1 million and was included in “Net losses and loss adjustment expenses” in the accompanying statement of operations. In addition, included in the “Unrealized gains and losses” component of the “Net change in fair value of credit derivatives” on the accompanying consolidated statement of operations for the three months ended March 31, 2008 was an unrealized loss of $11.8 million, representing a reduction of expected recoveries from XLI under the excess of loss agreement which relate to the anticipated claims component of the Company’s net credit derivative liability at March 31, 2008. This reduction was due to an increase in XLFA’s surplus, which increased the per-policy deductible. There was no activity recorded under the excess of loss agreement during the three months ended March 31, 2007. At March 31, 2008 and December 31, 2007, the Company had a reinsurance recoverable from XLI under this agreement (excluding reinsurance balances receivable of $44.9 million from actual cessions of paid claims during the quarter discussed above) of $106.0 million and $149.8 million, respectively, which is reflected in “reinsurance balances recoverable on unpaid losses” in the accompanying consolidated balance sheet (see Note 11 (a) for a discussion of the losses ceded by the Company under the excess of loss agreement). Also, at March 31, 2008 and December 31, 2007, the Company had balances recoverable under the excess of loss agreement for anticipated claims on its credit derivatives of $97.7 million and $109.5 million which is reflected as a component of its Derivative assets on the accompanying consolidated balance sheets. The losses covered under the excess of loss agreement and corresponding recoverable amounts represent the present value (discounted at 5.1%) of the full limit loss of $500 million under this agreement. Because the Company recognized a full limit loss under the agreement, the present value of all future premiums that the Company will be required to pay under the agreement in order for the agreement to remain in-force and for the Company to recover the aforementioned ceded losses, was expensed in the fourth quarter of 2007. See Note 2 for a discussion of XLI’s non-payment of ceded paid claims under the excess of loss reinsurance agreement.

•

Effective November 1, 2002 and as amended and restated as of March 1, 2007, XLCA is party to a facultative reinsurance arrangement (the “XL Re Treaty”) with XL RE AM. Under the terms of the XL Re Treaty, XL RE AM agrees to reinsure risks insured by XLCA under financial guarantee insurance policies up to the amount necessary for XLCA to comply with single risk limitations set forth in Section 6904(d) of the New York Insurance Laws. Such reinsurance was on an automatic basis prior to the effective date of the IPO and is on a facultative basis on and after the effective date of the IPO. The reinsurance provided by XL RE AM may be on an excess of loss or quota share basis. The Company is allowed up to a 30% ceding commission (or such other percentage on an arm’s-length basis) on ceded premiums written under the terms of this agreement. At March 31, 2008 and December 31, 2007, the Company had a reinsurance recoverable from

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

XL RE AM under this agreement (excluding reinsurance balances receivable of $3.2 million from actual cessions of paid claims during the current quarter) of $7.6 million and $10.4 million, respectively, which is reflected in “Reinsurance balances recoverable on unpaid losses” in the accompanying consolidated balance sheet (see Note 11(a) for a discussion of the losses ceded by the Company under the agreement). Also, at March 31, 2008 and December 31, 2007, the Company had balances recoverable under the excess of loss agreement for anticipated claims on its credit derivatives of $40.0 million and $40.3 million which is reflected as a component of its derivative assets on the accompanying consolidated balance sheets.

•

Since it commenced operations, XLFA has entered into several reinsurance arrangements with subsidiaries and affiliates of FSAH (hereafter referred to as “FSA”) to reinsure certain policies issued by FSA which guarantee the timely payment of the principal of and interest on various types of debt obligations. XLFA’s obligations under certain of these arrangements are guaranteed by XLI. Effective upon the IPO, the guarantee was terminated with respect to all new business assumed by XLFA under such arrangement, but the guarantee remains in effect with respect to cessions under the agreement prior to the IPO. As of December 31, 2007 and March 31, 2008, the gross par value of business guaranteed by XLI was approximately $5.7 billion and $5.6 billion, respectively. Premiums assumed by XLFA under its reinsurance arrangements with FSA represented 79.7% and 89% of the Company’s total reinsurance premiums assumed for the three months ended March 31, 2008 and 2007, respectively. The Company has elected not to reinsure any new business from FSA (see Note 2).

•

XLFA has guaranteed certain of XLI’s obligations in connection with certain transactions where XLI’s customer required such credit enhancement. Each of these transactions has a “double trigger” structure, meaning that XLFA does not have to pay a claim unless both the underlying transaction and XLI default. For each of these transactions, XLFA has entered into a reimbursement agreement with XLI, pursuant to which XLI pays XLFA a fee for providing its guarantee and XLI grants XLFA a security interest in a portion of the payments received by it from its client. At both March 31, 2008 and December 31, 2007, XLFA’s aggregate net par outstanding relating to such guarantees was $511.1 million.

•

Effective May 1, 2004, XLI entered into an agreement with XLCA which unconditionally and irrevocably guarantees to XLCA the full and complete payment when due of all of XLFA’s obligations under its facultative quota share reinsurance agreement with XLCA, under which agreement XLFA has assumed business from XLCA since December 19, 2000. The gross par value of business guaranteed by XLI under this agreement was approximately $71.8 billion and $77.5 billion as of March 31, 2008 and December 31, 2007, respectively. The XLI guarantee agreement terminated with respect to any new business produced by XLCA and ceded to XLFA pursuant to the facultative quota share reinsurance agreement after the effective date of the IPO, but the guarantee remains in effect with respect to cessions under the agreement prior to the IPO. The Company is exploring with XL Capital the commutation or settlement of obligations and contingent obligations due to the Company.

•

The Company provides financial guarantee insurance policies insuring timely payment of investment agreements issued by XLAF, a wholly owned subsidiary of XL Capital. These investment agreements contain ratings triggers based on the rating of XLCA, substantially all of which were triggered upon XLCA’s recent downgrades by Moody’s, S&P and Fitch. XLAF may be required to repay or collateralize these investment agreements, and as guarantor of XLAF’s obligations, XLCA may be required to repay these amounts should the assets in XLAF’s investment portfolio prove insufficient or should XLAF otherwise fail to perform its obligations thereunder. To date, XLCA has not had any claim with respect to these investment agreements. Although XLAF is a wholly-owned subsidiary of XL Capital, XL Capital is not contractually obligated to support XLAF under its obligations under the investment agreements. XL Capital has, however, communicated to XLCA and publicly disclosed its intent to settle all such liabilities. As

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

of March 31, 2008 and December 31, 2007, the aggregate face amount of such investment agreements guaranteed by XLCA was $80.1 million and $4.0 billion, respectively. As of April 25, 2008, the remaining aggregate face amount of such investment agreements and XLCA’s gross exposure was $10.9 million.

In addition, the Company insures XLAF’s obligations under certain derivative contracts issued and purchased by XLAF. As of March 31, 2008 and December 31, 2007, the total notional value of such contracts insured was $162.9 million.

9.  Income Taxes

XLFA is not subject to any taxes in Bermuda on either income or capital gains under current Bermuda law. In the event that there is a change such that these taxes are imposed, XLFA would be exempted from any such tax until March 2016 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, and Amended Act of 1987.

XLCA is subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The U.S. federal income tax liability is determined in accordance with the principles of the consolidated tax provisions of the Internal Revenue Code and Regulations. XLCA has subsidiary and branch operations in certain international jurisdictions that are subject to relevant taxes in those jurisdictions.XLCA files a consolidated tax return with SCA Holdings U.S. Inc. (the U.S. common parent of the SCA group) and its subsidiaries (which consists of XLCA and SCA’s other U.S. based subsidiaries). XLCA maintains a tax sharing agreement with its subsidiaries, whereby the consolidated income tax liability is allocated among affiliates in the ratio that each affiliate’s separate return liability bears to the sum of the separate return liabilities of all affiliates that are members of the consolidated group. In addition, a complementary method is used which results in reimbursement by profitable affiliates to loss affiliates for tax benefits generated by loss affiliates.

Management has concluded that future income forecasted to be generated is insufficient to offset net operating loss carry forwards and cause the realization of the deferred tax assets within a reasonable period, thus a valuation allowance has been established against the entire deferred tax assets of the Company at March 31, 2008 and December 31, 2007. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) which places primary importance on the Company’s operating results in the most recent three-year period when assessing the need for a valuation allowance. The Company’s cumulative loss in the most recent three-year period represents negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support reversal of all or a portion of the valuation allowance. Until such time, except for state, local and foreign tax provisions, the Company will have no net deferred tax assets.

10.  Segments

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

Set forth in the table below is certain financial information with respect to the Company’s operating segments for each of the three-month periods ended March 31, 2008 and 2007. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

the notes to the Company’s audited historical financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 included in our Annual Report on Form 10-K. The Company evaluates the performance of each operating segment based on underwriting profit or loss before income taxes, nonrecurring items (e.g., items of an unusual or infrequent nature), and inter-segment transactions. Certain costs and operating expenses are allocated to each of the segments based on: (i) a review of the nature of such costs, and (ii) time studies analyzing the amount of employee compensation costs incurred by each segment.

	Three Months Ended March 31,
	2008	2007
(U.S. dollars in thousands)
Financial guarantee insurance segment:
Net premiums earned	$51,731	$31,884
Net realized gains on derivatives	18,073	7,477

Total underwriting revenues	69,804	39,361

Net losses and loss adjustment expenses.	42,358	(2,085)
Acquisition costs, net	2,816	2,611
Operating expenses	32,311	16,550

Total underwriting expenses	77,485	17,076

Financial guarantee insurance underwriting (loss) profit	$(7,681)	$22,285

Financial guarantee reinsurance segment:
Net premiums earned	$6,622	$7,018
Net realized gains on derivatives	306	—

Total underwriting revenues	6,928	7,018

Net losses and loss adjustment expenses.	(870)	267
Acquisition costs, net	2,863	1,359
Operating expenses	1,101	3,702

Total underwriting expenses	3,094	5,328

Financial guarantee reinsurance underwriting profit	$3,834	$1,690

Total underwriting (loss) profit	$(3,847)	$23,975
Corporate and other:
Net investment income	32,327	26,125
Net realized (losses) gains on investments	(1,613)	112
Net realized gains on derivatives	179,559	—
Net unrealized losses on derivatives	(294,244)	(7,946)

Subtotal	(87,818)	42,266
Corporate operating expenses	7,491	3,818

(Loss) income before income tax and minority interest	(95,309)	38,448
Income tax (benefit) expense.	—	79

(Loss) income before minority interest	(95,309)	38,369
Minority interest—dividends on redeemable preferred shares	1,483	1,114

Net (loss) income	(96,792)	37,255
Dividends on perpetual preference shares	—	—

Net (loss) income available to common shareholders	$(96,792)	$37,255

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Liabilities for Unpaid Losses and Loss Adjustment Expenses

The Company’s liability for unpaid losses and loss adjustment expenses consists of case basis reserves and unallocated reserves on its in-force guarantees that were issued in the form of insurance. The provision for losses and loss adjustment expenses represents the expense recorded to establish the total reserve (case basis and unallocated reserves) at a level determined by management to be adequate for losses inherent in such in-force business as of the reporting date. Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Three Months Ended March 31, 2008			Year Ended December 31, 2007
	Case Reserves	Unallocated Reserves	Total	Case Reserves	Unallocated Reserves	Total
(U.S. dollars in thousands)
Gross unpaid losses and loss adjustment expenses at beginning of year	$311,828	$90,691	$402,519	$85,351	$78,884	$164,235
Reinsurance balances recoverable on unpaid losses	(249,956)	(16,989)	(266,945)	(70,842)	(16,663)	(87,505)

Net unpaid losses and loss adjustment expenses at beginning of year	61,872	73,702	135,574	14,509	62,221	76,730
Increase (decrease) in net losses and loss adjustment expenses incurred in respect of losses occurring in:
Current year	134	2,561	2,695	59,094	11,481	70,575
Prior years	38,793	—	38,793	(3,653)	—	(3,653)
Less net losses and loss adjustment expenses paid	(9,694)	—	(9,694)	(8,078)	—	(8,078)

Net unpaid losses and loss adjustment expenses at end of period	91,105	76,263	167,368	61,872	73,702	135,574
Reinsurance balances recoverable on unpaid losses	209,878	17,163	227,041	249,956	16,989	266,945

Gross unpaid losses and loss adjustment expenses at end of period	$300,983	$93,426	$394,409	$311,828	$90,691	$402,519

Case Basis Reserves for Losses and Loss Adjustment Expenses

Set forth below is a discussion of certain case basis reserves established by the Company. The Company has been indemnified with respect to loss development relating to the insurance transactions described under “(c)” and “(d)” below by affiliates of XL Capital in connection with SCA’s IPO. As a result of such indemnifications, all adverse loss development on such insurance transactions subsequent to the effective date of the IPO, which is in excess of the Company’s carried reserves for such transactions at the date of the IPO, will be absorbed by the aforementioned affiliates of XL Capital. Such protection does not relieve the Company of its obligations under the aforementioned insurance transactions. Accordingly, the Company is still liable under the insurance transactions in the event that the affiliates of XL Capital do not meet their obligations under the indemnifications. For further information with respect to the indemnifications, see Note 7.

(a)

During the year ended December 31, 2007, the Company recorded a provision for losses before reinsurance of approximately $214.3 million ($34.7 million after reinsurance), representing the net present value loss expected to be incurred in the future with respect to 6 of its 15 guarantees of obligations supported by HELOC or CES mortgage loan collateral. During the three months ended March 31, 2008, the Company recorded an additional provision for losses before

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

reinsurance of approximately $42.0 million ($37.7 million after reinsurance), on a present value basis, to reflect adverse development on certain of such obligations. This provision includes $2.2 million of accretion relating to the present value discount associated with reserves on the aforementioned obligations which were established in prior to January 1, 2008. The gross loss represents: (i) all claims paid through the measurement date, plus the net present value of claims expected be paid subsequent thereto, less (ii) recoveries received through the measurement date, the net present value of expected recoveries subsequent thereto, and the net present value of installment premiums due by the counterparties to such guarantees subsequent to the measurement date. The total remaining par guaranteed by the Company with respect to these six transactions net of carried case basis reserves, but before reinsurance, aggregated approximately $2.3 billion ($2.1 billion after reinsurance) at March 31, 2008 and $2.4 billion ($2.2 billion after reinsurance) at December 31, 2007. The estimate of losses was based on assumptions and estimates extending over many years into the future. Such estimates are subject to the inherent limitation on management’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and loss adjustment expenses will vary, perhaps materially, from any estimate. Among other things, the assumptions could be affected by an increase in unemployment, increase in consumer costs, lower advance rates by lenders or other parties, lower than expected revenues or other external events. The Company’s estimate was determined based on an analysis of results of a cash flow model.

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

After the occurrence of a rapid amortization event, the HELOC transactions generally benefit by the funding of the new HELOC draws by a third-party. This benefit will be diminished in the event that the third-party is not legally required, or is unable or unwilling, to fund the draws, or if the lender suspends credit lines under certain circumstances legally permitted.

Through March 31, 2008, the Company has paid claims aggregating $70.7 million on its guarantees of obligations supported by HELOCs mortgage collateral, $58.1 million of which relates to transactions on which we have recognized losses. Through May 8, 2008, we have paid claims aggregating $112.0 million, $96.4 million of which relates to transactions for which we have recognized losses.

(b)

During the year ended December 31, 2004, the Company recorded a provision for losses of approximately $42.1 million, representing the net present value loss expected to be incurred in the future with respect to an insured project financing. The portion of the insured exposure to which this loss related was fully reinsured on a first-loss basis by XLI. During 2005, the Company recorded an additional provision for loss relating to this transaction of $16.7 million ($8.7 million after reinsurance to affiliates of XL Capital), on a present value basis, to reflect certain adverse developments. During 2006, the Company again recorded an additional provision for loss relating

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

to the transaction of $15.2 million, which was fully covered under an indemnification discussed above and in Note 7. The total remaining par insured by the Company in connection with this transaction (net of applicable carried case reserves before reinsurance), which amortizes over the next 11 years, aggregated approximately $204.6 million at March 31, 2008 and $204.6 million at December 31, 2007. After the reinsurance indemnity provided by subsidiaries of XL Capital and the $8.7 million net case basis reserve carried on the Company’s books discussed above the Company has no remaining net exposure to this transaction. The estimate of loss was based on assumptions and estimates extending over many years into the future.

There is currently no payment default with respect to this transaction. Management continues to monitor the exposure and will revise its loss estimate if necessary, as new information becomes available.

(c)

As of December 31, 2006, the Company carried a case basis reserve of $3.3 million (none of which was reinsured) with respect to an insured residential mortgage securitization. During the three months ended March 31, 2007, the insured obligation was retired as a result of the exercise of a clean-up call by the sponsor of the securitization thereby eliminating the Company’s exposure without loss. Accordingly, the Company recorded a reduction in its provision for losses and loss adjustment expenses in the aforementioned period of $3.3 million resulting from the elimination of the aforementioned reserve.

(d)

During 2007 the Company recorded a provision for losses relating to two insured ABS CDOs of $8.8 million ($6.4 million net of reinsurance). During the three months ended March 31, 2008, the Company recorded an increase in such losses of $1.2 million. The increase represents accretion of interest on the discounted reserve established in 2007. The net present value loss represents: (i) the net present value of anticipated claims expected be paid subsequent to the measurement date, less (ii) the net present value of expected recoveries subsequent to the measurement date, and the net present value of installment premiums due from the counterparties to such guarantees subsequent to the measurement date. There have been no claims made or paid on these transactions to date. The total remaining par insured by the Company in connection with the aforementioned transactions (net of applicable carried case reserves before reinsurance), aggregated approximately $83.9 million at March 31, 2008 and $91.1 million at December 31, 2007. The estimate of loss was based on assumptions and estimates extending over many years into the future. There is currently no payment default with respect to this transaction. Management continues to monitor the exposure and will revise its loss estimate if necessary, as new information becomes available.

Unallocated Reserves

The Company’s net provision for unallocated reserves is a function of applying the initial expected loss ratio to earned premium each period (after exclusion of the effect on earned premium of refunding and full limit losses because no more risk exists on those related policies) and the expected loss emergence pattern. For the three months ended March 31, 2008 and 2007, the Company recorded a net provision for unallocated reserves of $2.6 million and $1.7 million, respectively. The Company’s unallocated loss reserve is established on an undiscounted basis and represents management’s best estimate of losses that the Company will incur in the future as a result of credit deterioration in the Company’s in-force business but which have not yet been specifically identified. As management establishes case basis reserves and pays claims it may, based on its judgment, reduce or increase the ultimate expected loss ratio used to determine unallocated reserves to reflect its best estimate of expected ultimate loss experience. In addition, under the Company’s accounting policy management may, based on its judgment, reduce unallocated reserves in response to significant case basis reserve or paid loss activity. Management would only expect such reductions to occur in limited instances, such as economic events generating significant loss activity across a broad cross-section of the portfolio. Management has not viewed the Company’s case basis reserve or paid loss activity to date to warrant such a reduction of the

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company’s unallocated reserves. In addition, while material case basis reserves were established during the three month periods ended December 31, 2007 and March 31, 2008, these reserves were concentrated in certain sectors of its financial guarantee portfolio and were associated with unprecedented credit-market events. As such, these events did not alter management’s perspective of the expected loss ratio associated with the remainder of the portfolio and the required level of unallocated reserves.

12.  Earnings per Common Share

Basic earnings per common share is computed by dividing net (loss) or income by the weighted average number of common shares outstanding during the period excluding the dilutive effect of stock option and restricted stock awards outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding including the dilutive effect of stock option and restricted stock awards outstanding. However, the calculation of diluted loss per common share excludes the dilutive effect of stock option and restricted stock awards outstanding because it would otherwise have an anti-dilutive effect on net loss per common share (i.e. reduce the loss per common share).

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2008	2007
(U.S. dollars in thousands, except per share amounts)
Net (loss) income available to common shareholders	$(96,792)	$37,255

Basic shares	64,214	64,136
Dilutive securities	—	207

Diluted shares.	64,214	64,343

Basic (loss) earnings per common share	$(1.51)	$0.58

Diluted (loss) earnings per common share	$(1.51)	$0.58

13.  Exposures under Guarantees

The Company provides financial guarantee insurance and reinsurance to support public and private borrowing arrangements. Financial guarantee insurance guarantees the timely payment of principal and interest on insured obligations to third party holders of such obligations in the event of default by an issuer. The Company’s potential liability in the event of non-payment by the issuer of an insured or reinsured obligation represents the aggregate outstanding principal insured or reinsured under its policies and contracts and related interest payable at the date of default. In addition, the Company provides credit protection on specific assets referenced in its CDS contracts which consist of structured pools of corporate obligations (see Note 4). Under the terms of its CDS contracts, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a referenced obligation. The Company’s potential liability under its CDS contracts represents the notional amount of such swaps that it guarantees.

As of March 31, 2008 and December 31, 2007, the Company’s net outstanding par exposure under its in-force financial guarantee insurance and reinsurance policies and contracts aggregated to $96.5 billion and $105.0 billion, respectively. In addition, as of March 31, 2008 and December 31, 2007, the Company’s notional exposure under CDS contracts aggregated to $58.3 billion and $59.6 billion, respectively.

14.  Other Matters

(a)	On February 22, 2008 and March 6, 2008, the Company issued notices terminating seven CDS contracts (the “ML CDS Contracts”) with Merrill Lynch International (“MLI”) under which the

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company had agreed to make payments to MLI on the occurrence of certain credit events pertaining to particular ABS CDOs referenced in the ML CDS Contracts. The Company issued each of the termination notices on the basis of MLI’s repudiation of certain contractual obligations under each of the ML CDS Contracts. On March 19, 2008, MLI filed a complaint in a New York federal court challenging the effectiveness of the Company’s terminations. On March 31, 2008, the Company filed a counterclaim seeking a judgment from the court that its terminations were effective and an award of damages for MLI’s failure to make certain termination payments under the ML CDS Contracts. On April 18, 2008, MLI filed a motion for summary judgment which the Company will oppose and which is scheduled to be argued to the court on June 4, 2008. The court has also entered a scheduling order under which the case will be ready for trial in September 2008. The notional amount of the ML CDS Contracts at March 31, 2008 and December 31, 2007 aggregated $3.1 billion before the effect of purchased credit derivatives offsetting such exposures ($3.0 billion after such offsetting purchased credit derivatives). During the fourth quarter of 2007, the Company recorded a charge of $632.3 million relating to the ML CDS Contracts which, under the revised financial statement presentation for CDS contracts discussed in Note 3, will be reflected, upon the re-presentation of the Company’s 2007 fourth quarter results, in the “Unrealized gains and losses” component of the “Net change in fair value of credit derivatives” reported in the Company’s statement of operations. For three months ended March 31, 2008, the Company recorded an unrealized gain of $532.6 million relating to the ML CDS Contracts. The change in the fair value of the ML CDS Contracts during the three months ended March 31, 2008 is primarily attributable to the adoption of SFAS 157 which requires that the valuation of a company’s derivative liabilities reflect its risk of non-performance. This risk is measured by the Company by reference to the cost of buying credit protection on XLCA (see Note 4). At March 31, 2008 and December 31, 2007 the Company carried derivative liabilities relating to the ML CDS Contracts aggregating $162.8 million and $721.5 million, respectively, and derivative assets from purchased credit derivatives offsetting such exposures of $63.1 million and $89.2 million, respectively. Also, at March 31, 2008 and December 31, 2007, management’s best estimate of anticipated claims and recoveries on such ML CDS contracts, net of any recoveries anticipated from purchased credit derivatives, was $428.9 million and $417.3 million, respectively. There was no change in anticipated claims and recoveries or recoveries from purchased credit derivatives on the ML CDS Contracts offsetting such exposures during the three months ended March 31, 2008 other than that related to the accretion associated with the present value discount of such anticipated claims and recoveries.

(b)

The Company has insured payment of scheduled debt service on sewer revenue warrants issued by Jefferson County, Alabama (the “County”) in 2002, 2003 and 2004. As of March 31, 2008, the outstanding principal amount of such obligations was $1.2 billion ($809.0 million net of reinsurance). Such warrants are secured on a parity basis with other sewer revenue warrants of the County by a pledge of the net revenues of the County’s sewer system. The aggregate principal amount of warrants outstanding at March 31, 2008, including the Company-insured warrants, was $3.2 billion. The Company-insured warrants include certain variable rate demand warrants in the principal amount of approximately $740.0 million that are owned by various liquidity banks who purchased them when they were tendered and not remarketed. While owned by the liquidity banks, such warrants bear interest at a special bank rate and are subject to redemption in 16 equal quarterly installments of approximately $46 million plus interest. All such interest and principal payments are insured by the Company. The first such principal installment was due April 1, 2008. However, with the consent of the liquidity banks the due date thereof was changed to June 1, 2008, with subsequent installments to occur as originally scheduled on July 1, 2008 and quarterly thereafter. Pursuant to certain forbearance agreements with the County, the liquidity banks have agreed, during a specified forbearance period, to forbear from exercising any remedies upon certain defaults, including defaults in the payment of the quarterly principal installments and certain interest amounts. Such forbearance period, which has been extended once, will expire May 15, 2008 unless again extended. There is no assurance any such extension will occur. The County’s sewer system is experiencing severe financial difficulties. In a filing

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

dated February 27, 2008 pursuant to SEC Rule 15c2-12, the County stated it can provide no assurance that net revenues from the sewer system will be sufficient to permit the County to meet the interest rate and amortization requirements related to warrants owned by the liquidity banks. Management continues to monitor this exposure and as new information becomes available the Company may be required to establish a provision for loss reserves in the future. In addition, the Company may be required to pay claims in the event of a continuing failure to remarket the bonds or a failure to extend the aforementioned forbearance agreements. The Company estimates that the maximum amount of such claims is approximately $55 million per quarter over the 16- quarter accelerated amortization period. Such amount is before consideration of any recoveries by the Company under its reinsurance arrangements, which includes excess of loss coverage provided by XLI to the extent available (see Note 2 and Note 8). This estimate is based on the maximum amount of debt service the Company may have to pay under its policies. Actual amounts of claims the Company may be required to pay may differ from such estimates and the differences could be material.

(c)

On February 11, 2008, XLFA issued $200 million of its non-cumulative perpetual Series B preferred shares (the “Series B Preferred Shares”) pursuant to the exercise of a put option under its capital facility. The Series B Preferred shares have a par value of $120 per share and a liquidation preference of $100,000 per share. The Series B Preferred Shares rank prior to XLFA’s common shares and Series A Redeemable Preferred Shares. Holders of outstanding Series B Preferred Shares shall be entitled to receive, in preference to the holders of XLFA’s common shares and Series A Redeemable Preferred Shares, cash dividends at a percentage rate per Series B Preferred Share as follows:

(1)	for any dividend period ending on or prior to December 9, 2009, one-month LIBOR plus 1.00% per annum, calculated on an actual/360 day basis; and

(2)	for any subsequent dividend period, one-month LIBOR plus 2.00% per annum, calculated on an actual/360 day basis.

The holders of the Series B Preferred Shares are not entitled to any voting rights as shareholders of XLFA and their consent is not required for taking any corporate action. Subject to certain requirements, the Series B Preferred Shares may be redeemed, in whole or in part, at the option of XLFA at any time or from time to time after December 9, 2009 for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon to the date of redemption without interest on such unpaid dividends. On February 26, 2008, XLFA elected to declare dividends on the Series B preferred shares at the required rate for the next three monthly periods and on May 6, 2008, XLFA elected to declare dividends on the Series B Preferred Shares at the required rate for the succeeding month.

In accordance with GAAP, the aforementioned put option is required to be reported at fair value with changes in the fair value thereof reflected in the unrealized gains (losses) component of the “Net change in fair value of derivatives” line item of the Company’s statements of operations. At December 31, 2007 the fair value of the put option was $107.0 million, which is reflected in the Company’s consolidated balance sheets at such date in the line item entitled, “Derivative assets”. During the period from January 1, 2008 through to the effective date of the exercise of the put option, the Company recorded an incremental unrealized gain on the put option of $72.5 million and the corresponding Derivative asset at such date was $180 million. Upon the exercise of the put option, the Company reversed the derivative asset and correspondingly reduced the paid in capital of the Series B Preferred Shares that were issued pursuant to the exercise of the put option. The effect of these entries is to report the Series B Preferred Shares at their estimated fair value at the date of issuance. Accordingly, the carrying value of the Series B Preferred Shares at March 31, 2008 of $20.0 million represents the net proceeds received upon the issuance thereof less the reversal of the fair value of the put option on the date of exercise.

(d)

To reduce long-term operating costs and align resources with its current needs (see Note 2), effective March 31, 2008 the Company reduced its workforce by approximately 60 positions, which consisted primarily of insurance business origination staff. As a result of this workforce reduction the Company

SECURITY CAPITAL ASSURANCE LTD
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

recorded a charge of approximately $10.3 million during the three months ended March 31, 2008 for estimated severance payments expected to be made to terminated employees. In addition, unvested awards of restricted stock aggregating 207,814 shares to such terminated employees were cancelled.

(e)

At its most recent meeting on May 6, 2008, the Company’s Board of Directors did not declare either a quarterly dividend with respect to our common shares or a semi-annual dividend with respect to our SCA Series A Preference Shares. Any future dividends will be subject to the discretion and approval of the Board of Directors, applicable law and regulatory and contractual requirements. If dividends on the SCA Series A Preference Shares are not paid in an aggregate amount equivalent to dividends for six full quarterly periods, whether or not declared or whether or not consecutive, holders of the SCA Series A Preference Shares will have the right to elect two persons who will then be appointed as additional directors to the board of SCA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto contained in our unaudited interim consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2008. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below. See also “Cautionary Note Regarding Forward-Looking Statements” for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement.

Overview of Our Business

General

Security Capital Assurance Ltd (“SCA”) is a Bermuda-domiciled holding company whose operating subsidiaries provide credit enhancement and protection products to the public finance and structured finance markets throughout the United States and internationally. Its operating subsidiaries consist of XL Capital Assurance, Inc. (“XLCA”) and its wholly owned subsidiary XL Capital Assurance (U.K.) Limited (“XLCA-UK”) and XL Capital Financial Assurance Ltd. (“XLFA”). References to the “Company,” “we,” “us” and “our” mean SCA and, unless otherwise indicated, its subsidiaries.

Since our inception, we provided credit enhancement and protection through the issuance of financial guarantee insurance policies and credit default swap (“CDS”) contracts, as well as the reinsurance of financial guarantee insurance and CDS contracts written by other insurers.

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

Adverse developments in the credit markets generally and the mortgage market in particular in the second half of 2007 that rapidly accelerated in the fourth quarter of 2007 and continued to deteriorate in the first quarter of 2008 have had, and continue to have, a material adverse impact on our insured portfolio and our business, results of operations and financial condition. These adverse developments have resulted from many factors, including a broad deterioration in the quality of credit, increasing credit spreads across most bond sectors and significantly higher rates of delinquency, foreclosure and loss in residential mortgage loans. These developments have caused us to record significant reserves for unpaid losses and loss adjustment expenses on our insured residential mortgage-backed securities (“RMBS”), as well as the recognition of significant unrealized losses on our credit derivative guarantees of collateralized debt obligations (“CDOs”) of asset- backed securities (“ABS CDOs”) (which include significant impairment relating to anticipated claims) in the fourth quarter of 2007 followed by further incremental provisions for reserves and unrealized losses in the first quarter of 2008.

Until recently, we had maintained triple-A ratings from Moody’s Investors Services, Inc. (“Moody’s”), Fitch Ratings (“Fitch”), and Standard and Poor’s Ratings Services (“S&P”) and these ratings have been fundamental to our historical business plan and business activities. However, in response to the deteriorating market conditions, the rating agencies have updated their analyses and evaluations of the financial guarantee insurance industry including us and our operating subsidiaries, XLCA and XLFA. As a result, our insurance financial strength (“IFS”) ratings have been downgraded by the rating agencies and the rating agencies have placed our IFS ratings on creditwatch/ratings watch negative or on review for further downgrade. Consequently, we have suspended writing substantially all new business as we work on implementing of our strategic plan described below.

Ratings Downgrades and Other Actions

Each of Moody’s, Fitch and S&P has reassessed our historical triple-A ratings in light of recent market conditions resulting in downgrades and continued monitoring. On February 25, 2008, S&P downgraded the IFS, credit enhancement and issuer credit ratings of XLCA, XLCA-UK and XLFA to “A–” from “AAA” and each remains on CreditWatch with negative implications. S&P stated that under its capital adequacy model, XLCA’s, XLCA-UK’s and XLFA’s margin of safety falls in the “A” category and the CreditWatch Negative designation reflects potential that our strategic plan may not be successful. S&P also announced on that date that under its updated theoretic bond insurance stress case scenario, XLCA’s and XLFA’s total after-tax net loss on their guarantees of RMBS and CDOs are estimated by it to be approximately $2.8 billion, which, we believe, would result in a capital shortfall of approximately $1.8 billion at S&P’s “AAA” ratings level. On March 4, 2008, Moody’s placed the “A3” IFS ratings of XLCA, XLCA-UK and XLFA on review for possible downgrade. Previously, on February 7, 2008, Moody’s downgraded the IFS rating of XLCA, XLCA-UK and XLFA to “A3” (Negative Outlook) from “Aaa” at which time Moody’s noted that, under its analysis, the capitalization required to cover losses at the “Aaa” target level would exceed $6 billion compared to Moody’s estimate of SCA’s current claims paying resources of $3.6 billion. On March 26, 2008, Fitch downgraded the IFS rating of XLCA, XLCA-UK and XLFA to “BB” (Rating Outlook Negative) from “A” (Rating Watch Negative). Fitch noted that SCA’s then current claims paying resources fall below the targeted IFS rating ranges by the following amounts: “AAA” capital shortfall of $5.6 to $5.9 billion; “AA” capital shortfall of $3.9 to $4.5 billion; “A” capital shortfall of $1.3 to $2.5 billion; and “BBB” capital shortfall of $600 million to $1.2 billion. Previously, on January 23, 2008, Fitch had downgraded the IFS ratings of XLCA, XLCA-UK and XLFA to “A” (Rating Watch Negative) from “AAA.” In addition to these downgrades of our IFS ratings, Moody’s, S&P and Fitch have also downgraded our debt and other ratings.

These rating agency actions reflect Moody’s, S&P’s and Fitch’s current assessment of our creditworthiness, business franchise and claims-paying ability. This assessment reflects our exposures to the U.S. residential mortgage market, which has precipitated our weakened financial position and business profile based on increased reserves for losses and loss adjustment expenses, realized and unrealized losses on credit derivatives and modeled capital shortfalls. The ratings downgrades also reflect the ratings agencies’ views with respect to our franchise, business model and strategic direction, uncertain capital markets and the impact of our business decisions on future financial flexibility, our future capital strategy and ability to raise additional capital, ultimate loss levels in our insured portfolio, and the recent challenges in the financial guarantee market overall.

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

Review of Strategic Options

As a result of the recent developments discussed above, our Board of Directors retained Goldman Sachs & Co. as financial advisors to assist us in evaluating strategic alternatives, including raising new capital, structuring reinsurance solutions and negotiating the commutation or restructuring of certain of our financial guarantee obligations. We have also engaged Rothschild, Inc. to assist us with a comprehensive review of all strategic and reorganization options. We have been exploring various strategic options with our advisors and potential investors and counterparties and in consultation with our regulators to preserve and potentially enhance our capital resources, address the rating agencies’ requirements, and eventually restore our ratings to a level sufficient to permit us to recommence writing new business, which we believe to be the equivalent of a “AA” rating by S&P. However, we cannot provide any assurance that we can successfully address the rating agencies’ requirements or when, and if, we will be able to recommence writing new business.

As a result of this review, we have developed a strategic plan focused on: (i) mitigating the risk of non-compliance with regulatory solvency requirements and risk limits, (ii) maintaining or enhancing our liquidity, (iii) increasing the amount of capital available to support our ratings and (iv) mitigating uncertainty in regard to adverse loss reserve development. The primary elements of our strategic plan include:

•

suspending the writing of substantially all new business; as our in-force business runs-off or matures, capital that currently supports such business and, accordingly, is not otherwise currently available to be used by us, should become available and enhance our ability to comply with regulatory risk limits and rating agency capital requirements absent deterioration or other changes in our insured portfolio. However, we do not believe that this action by itself will generate capital in the near term which would be sufficient to qualify for the equivalent of a “AA” rating by S&P;

•

pursuing commutation, restructuring or settlement of our guarantees, particularly with our CDO counterparties, in order to mitigate uncertainty in regard to adverse development of reserves for unpaid losses and anticipated claims and generate available capital;

•

exploring the commutation of assumed reinsurance agreements or entering into new ceded reinsurance agreements to reduce the capital that we are required to maintain in support of our ratings by rating agencies;

•

exploring with XL Capital Ltd (“XL Capital”) the commutation or settlement of obligations and contingent obligations due to us for fair value, including: (i) the XL Insurance (Bermuda) Ltd (“XLI”), an indirect wholly owned subsidiary of XL Capital, guarantee of XLFA’s pre-initial public offering (“IPO”) obligations to XLCA under a reinsurance agreement and (ii) an excess of loss reinsurance agreement between XLI and XLFA;

•	continuing to realign our cost structure to reflect current business conditions;

•	seeking to raise new capital from third parties under more favorable market conditions than exist at the present time; and

•	continuing to investigate longer term strategic alternatives, including the restructuring of our business to facilitate the creation or raising of new capital.

We continue to pursue the execution of this plan. To date our progress on this plan is as follows: we have formed a bank group to discuss commutation, restructuring or settlement of our guarantees; we have undertaken discussions with XL Capital for commutation or settlement of obligations and contingent obligations due to us; we have reduced staff by approximately 60 positions (see note 14(d) to the unaudited interim consolidated financial statements); and we continue to have discussions with third-party investors.

There can be no assurance that our strategic plan will not evolve or change over time, will be successfully implemented in whole or in part or when and if it will address the requirements of the rating agencies. In addition, there can be no assurance that we will be able to recommence writing new business in the near term or at all. If we are unable to successfully execute our strategic plan, it will have a material adverse effect on our financial condition and results of operations. See “Item 1A. Risk Factors—Risks Related to our Company” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008 (our “Annual Report on Form 10-K”).

Recent Regulatory Developments

On April 11, 2008, XLFA entered into an undertaking with the Bermuda Monetary Authority (“BMA”) pursuant to which XLFA agreed to consult with the BMA (providing at least ten business days’ prior notice) before (i) declaring and/or paying any dividend, (ii) distributing any statutory capital, (iii) entering into any intercompany loans or guarantees, (iv) entering into any contracts of insurance or reinsurance and (v) entering into any restructuring or other related transaction to which XLFA is a party. XLFA acknowledged and agreed that there is no assurance the BMA would not object to or block any proposed action presented to it and XLFA agreed not to proceed if the BMA objects to or seeks to block such action.

We expect one non-domiciliary state to suspend XLCA’s license to write new business in that state, though we anticipate that XLCA will be able to continue to collect premiums on existing business in that state. Other states may suspend XLCA’s license to write new business in the future. As noted above, XLCA has in any event suspended the writing of new business.

We continue to consult frequently with our primary regulators, including the New York Insurance Department, the BMA and the Financial Services Authority of the United Kingdom about our capital resources and strategic plan and our timetable for our efforts to implement our strategic plan.

On April 3, 2008, we received notification from the New York Stock Exchange (“NYSE”) advising us that the we were not in compliance with a NYSE continued listing standard applicable to our common shares. On April 8, 2008, we notified the NYSE that it is our intention to cure this deficiency and maintain our listing.

Termination of CDS Contracts

On February 22, 2008 and March 6, 2008, we issued notices terminating seven CDS contracts (the “ML CDS Contracts”) with Merrill Lynch International (“MLI”) under which we had agreed to make payments to MLI on the occurrence of certain credit events pertaining to particular ABS CDOs referenced in the ML CDS Contracts. We issued each of the termination notices on the basis of MLI’s repudiation of certain contractual obligations under each of the ML CDS Contracts. On March 19, 2008, MLI filed a complaint in a New York federal court challenging the effectiveness of our terminations. On March 31, 2008, we filed a counterclaim seeking a judgment from the court that its terminations were effective and an award of damages for MLI’s failure to make certain termination payments under the ML CDS Contracts. On April 18, 2008, MLI filed a motion for summary judgment which we will oppose and which is scheduled to be argued to the court on June 4, 2008. The court has also entered a scheduling order under which the case will be ready for trial in September 2008. The notional amount of the ML CDS Contracts at March 31, 2008 and December 31, 2007 aggregated $3.1 billion before the effect of credit derivatives we purchased to offset such exposure ($3.0 billion after such offsetting credit derivatives). During the fourth quarter of 2007, we recorded a charge of $632.3 million relating to the ML CDS Contracts which, under the revised financial statement presentation for CDS contracts discussed in note 3 to the unaudited interim consolidated financial statements, will be reflected, upon the representation of such results, in the “Unrealized gains and losses” component of the “Net change in fair value of credit derivatives” reported in our statement of operations. For three months ended March 31, 2008, we recorded an unrealized gain of $532.6 million relating to the ML CDS Contracts. The change in the fair value of the ML CDS Contracts during the three months ended March 31, 2008 is primarily attributable to the adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which requires that the valuation of our derivative liabilities reflect our risk of non-performance. This risk is measured by reference to the cost of buying credit protection on XLCA. See “—Critical Accounting Policies and Estimates—Valuation of Derivative Financial Instruments” and note 4 to the unaudited interim consolidated financial statements. At March 31, 2008 and December 31, 2007 we carried derivative liabilities relating to the ML CDS Contracts aggregating $162.8 million and $721.5 million, respectively, and derivative assets from purchased credit derivatives offsetting such exposures of $63.1 million and $89.2 million, respectively. Also, at March 31, 2008 and December 31, 2007, management’s best estimate of anticipated claims and recoveries on the ML CDS Contracts, net of any recoveries anticipated from purchased credit derivatives, was $428.9 million and $417.3 million, respectively. There was no change in anticipated claims and recoveries or recoveries from purchased credit derivatives on the ML CDS Contracts offsetting such exposures during the three months ended March 31, 2008 other than that related to the accretion associated with the present value discount of such anticipated claims and recoveries.

Other Matters

In early 2008 we put in place a reinsurance agreement between XLCA and XLFA, which is intended to mitigate the adverse effects on XLCA’s equity, as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), from the change in fair value of XLCA’s CDS contracts. See “—Critical Accounting Policies and Estimates—Valuation of Derivative Financial Instruments” and note 4 to the unaudited interim consolidated financial statements. In addition, in late

2007 we put in place reinsurance agreements, which were intended to mitigate the adverse effects on XLCA’s statutory solvency of future loss development.

Organization Background, Initial Public Offering, and Ownership by XL Capital

We were formed as an indirect wholly-owned Bermuda-based subsidiary of XL Capital on March 17, 2006. On July 1, 2006, XL Capital contributed all its ownership interests in its financial guarantee insurance and financial guarantee reinsurance operating businesses to us. These businesses consisted of: (i) XLCA and its wholly-owned subsidiary, XLCA-UK and (ii) XLFA. XLCA was an indirect wholly owned subsidiary of XL Capital and all of XLFA was owned by XL Capital except for a preferred stock interest which is owned by Financial Security Assurance Holdings Ltd. (“FSAH”), an entity which is otherwise not related to XL Capital or us. On August 4, 2006, we completed our IPO from which we received net proceeds of $341.3 million. We contributed $298.1 million of the proceeds to XLFA and $25.0 million to XLCA to support their business operations and retained $18.2 million for general corporate purposes. In addition, XL Capital sold a portion of its shares in the IPO reducing its ownership to approximately 63% economic interest in SCA, adjusted for restricted share awards to our employees and management made at the effective date of the IPO. In June 2007, XL Capital sold an additional 10,627,422 common shares of SCA further reducing its ownership to approximately 46% voting and economic interest in SCA, adjusted for restricted share awards to our employees and management outstanding as of such date. XL Capital’s voting interest in SCA is subject to limitations contained in our bye-laws if XL Capital’s voting interest exceeds a certain percentage of our shares; however, since XL Capital has reduced their holdings, this limitation is not currently in effect.

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

Over the past several quarters, credit spreads across most bond sectors have widened reflecting widely published concerns in regard to potential credit erosion in the U.S. residential mortgage and corporate credit sectors. This trend has affected, or could affect, many companies such as ours which have exposure to the securities which have been issued over the years to finance the housing industry, such as RMBS and ABS CDOs. Specifically, in the current environment, transactions within our insured RMBS and ABS CDO portfolios have been or may be downgraded, placed on watch or subject to other actions by the three rating agencies. Such ratings actions could in turn require us to maintain a material amount of additional capital to support the exposures we have guaranteed. Among other things, this could cause us to: (i) have to raise additional capital, if available, on terms, and under conditions, that may be unfavorable which among other things could increase our cost of capital, (ii) curtail the production of new business, or (iii) pay to reinsure or otherwise transfer certain of our risk exposure. See “—Overview of Our Business—General—Review of Strategic Options” above.

See also “—Exposure to Residential Mortgage Market” below for additional information in regard to our exposure to residential mortgages, “—Critical Accounting Policies and Estimates—Valuation of Derivative Financial Instruments” for information in regard to how our GAAP earnings are affected by the change in the fair value of our credit derivatives and “Item 1A. Risk Factors—Risks Related to Our Company” in our Annual Report on Form 10-K.

Components of Our Revenues

We derive our revenues principally from: (i) premiums from our insurance and reinsurance businesses, (ii) net investment income and net realized gains and losses from our investment portfolio supporting these businesses and (iii) the change in fair value of our credit derivatives. Net premiums received or receivable on financial guarantees executed in derivative form are included in net realized gains on derivatives.

Our premiums are a function of the amount of par or notional amount of debt obligations that we guarantee, market prices and the type of debt obligation guaranteed. We receive premiums either on an upfront basis when the policy is issued or the contract is executed, or on an installment basis over the life of the applicable transaction.

Premiums are accounted for as written when due; therefore, when we enter into policies that provide for upfront premium, all of the premium on the policy is accounted for as written generally when the policy commences. The portion of the upfront premium that has been written but has not yet been earned is carried on our balance sheet as deferred premium revenue. When we enter into policies that provide for installment premium, only that installment of the premium that is then due (generally the current monthly, quarterly or semiannual installment) is accounted for as written. Future premium installments during the remainder of the life of the installment-based policy are not reflected on our financial statements. Therefore, the amount of total premiums written that we report for any period will be affected by the mix of policies that we wrote in that period on an “upfront” and, in that period and prior periods, on an “installment” basis. Generally, a financial guarantee insurance company with a growing in-force book of business should recognize an increasing amount of net earned premium from policies written in prior reporting periods, whether premiums are received on an upfront or installment basis. Future installments of premium on business written in a period are reported by financial guarantors as a component of adjusted gross premiums, a non-GAAP financial measure. See “–Other Measures Used by Management to Evaluate Operating Performance” for additional information. The amount of installment premiums actually realized by us in the future (and that would be otherwise reflected in revenue) could be reduced due to factors such as early termination of insurance contracts or accelerated prepayments of underlying obligations.

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

The change in fair value of our credit derivatives is primarily based on changes in credit spreads, the credit quality of the referenced securities, rates of return and various other factors. See “—Critical Accounting Policies and Estimates—Valuation of Derivative Financial Instruments” and note 4 to our unaudited interim consolidated financial statements for additional information.

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

Other Measures Used by Management to Evaluate Operating Performance

The following are certain financial measures management considers important in evaluating our operating performance:

In the first quarter of 2008, we ceased writing substantially all new business and accordingly, the presentation of adjusted gross premiums, a non-GAAP financial measure of new business production, has been suspended.

We measure our performance by excluding from net income: (i) net realized gains (losses) on investments and net unrealized gains (losses) on credit derivatives, other than those losses caused by credit impairment and (ii) earned premiums from refundings. Management believes that net income adjusted to exclude these items provides a better measure of the operating performance of its business, as such items are largely not subject to management discretion or control.

We also view our book value per common share as an additional measure of our performance. Book value per common share is calculated by dividing shareholders’ equity less the equity of our Series A Perpetual Non-Cumulative Preference Shares (the “SCA Series A Preference Shares”) by the number of outstanding common shares less restricted shares at any period end. Book value per common share was $1.58 at March 31, 2008, as compared to $2.81 at December 31, 2007. The decrease in book value is attributable to the net loss available to common shareholders reported during the three months ended March 31, 2008, offset in part by the net change in unrealized gains reported during the period on our investment portfolio.

Our surveillance department evaluates the performance of our in-force business. The activities of our surveillance department are integral to the identification of specific credits that have experienced deterioration in credit quality and to the assessment of whether losses on such credits are probable, as well as any estimation of the amount of loss expected to be incurred with respect to such credits. Closely monitored credits are divided into four categories: (i) Special Monitoring List—investment grade credits where a covenant or trigger may be breached or is close to being breached and warrants closer monitoring; (ii) Yellow Flag List—credits that we determine to be non-investment grade but a loss or claim is unlikely; (iii) Red Flag List—credits where we do not expect an ultimate loss but a claim is possible but not probable; and (iv) Loss List—credits where we have either paid a loss or expect to suffer a loss and have recorded a case reserve. Out of over 2,600 credits in our in-force portfolio, 45 credits (52 credits including the seven terminated ML CDS contracts) are in one of the four above categories. Credits that are not closely monitored credits are considered to be fundamentally sound normal risks at the present time. Credits may be placed on or removed from such lists at anytime as circumstances and credit conditions change.

The following table presents our consolidated in-force financial guarantee net par outstanding at March 31, 2008 and December 31, 2007 by internal monitoring category:

(U.S. dollars in billions, except percentages)	As of March 31, 2008		As of December 31, 2007
	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
Fundamentally sound normal risk	$134.1	86.6%	$145.2	88.0%
Closely monitored credits:
Special monitoring	4.9	3.1%	4.5	2.7%
Yellow flag	2.3	1.5%	2.4	1.5%
Red flag	3.0	1.9%	2.6	1.6%
Loss list(1)	7.6	4.9%	7.3	4.4%
Terminated CDOs(2)	3.0	2.0%	3.0	1.8%

Subtotal	20.8	13.4%	19.8	12.0%

Total	$154.9	100.0%	$165.0	100.0%

(1)

At March 31, 2008 and December 31, 2007, the loss list consisted of 15 and 21 credits, respectively, with remaining net par outstanding of $7.6 billion and $10.3 billion, respectively, against which net reserves or credit impairment on derivative liabilities of $382.2 million and $706.9 million, respectively, have been established. The decrease in net par outstanding on the loss list at March 31, 2008, as compared to December 31, 2007, resulted from the removal of the termination of certain CDS contracts for ABS CDOs.

(2)	See “—Overview of Our Business—Termination of CDS Contracts.”

The following table sets forth our consolidated in-force financial guarantee net par outstanding by S&P rating category as of March 31, 2008 and December 31, 2007.

(U.S. dollars in billions, except percentages)	As of March 31, 2008	Percent of Total Net Par Outstanding	As of December 31, 2007	Percent of Total Net Par Outstanding
Rating(1):
AAA	$49.9	32.2%	$68.4	41.5%
AA	23.9	15.5%	24.5	14.9%
A	39.7	25.6%	41.0	24.8%
BBB	33.0	21.3%	30.0	18.2%
Below investment grade	8.4	5.4%	1.1	0.6%

Total	$154.9	100.0%	$165.0	100.0%

(1)	Ratings represent ratings by S&P or if unrated by S&P, represent our internal ratings based on S&P ratings criteria.

Exposure to Residential Mortgage Market

We are exposed to residential mortgages directly, through our insurance guarantees of RMBS and indirectly, through our guarantees of ABS CDOs, which were primarily issued in the form of CDS contracts.

As of March 31, 2008, our total net direct exposure to RMBS aggregated approximately $9.2 billion, representing approximately 5.9% of our total in-force guaranteed net par outstanding at such date. The RMBS exposure consisted of various collateral types as set forth in the table below. The tables below also set forth our internal ratings, as well as the ratings of the rating agencies of the insured transactions at March 31, 2008. During the quarter ended March 31, 2008, we recorded an additional provision for losses before reinsurance of approximately $42.0 million ($37.7 million after reinsurance), on a present value basis, primarily to reflect adverse development on certain of such obligations. During the year ended December 31, 2007, we recorded a provision for losses and loss adjustment expenses of $214.3 million before reinsurance ($34.7 million after reinsurance) on certain guarantees supported by home equity line of credit (“HELOC”) and closed-end second (“CES”) mortgage collateral.

As of March 31, 2008, we had guaranteed 22 high-grade and 3 mezzanine ABS CDO transactions, with total net par outstanding of $16.8 billion. All of our indirect exposure to residential mortgages arises from CDOs in which our guarantees are with respect to securities having the benefit of higher than the minimum amount of subordination required under rating agency criteria in effect at the time of issue for a rating of “AAA,” based on S&P ratings. However, as a result of the actual levels of delinquencies, defaults and foreclosures on subprime mortgages substantially exceeding forecast levels, we now anticipate losses from these policies. As of March 31, 2008, our indirect subprime net exposure was approximately $5.3 billion based on the RMBS holdings within the ABS CDO collateral pools. In addition, the collateral pools of most of our ABS CDO transactions contain securities issued by other ABS CDOs. The indirect net exposure to other ABS CDOs was approximately $3.4 billion as of March 31, 2008, and a significant portion of the underlying collateral supporting these transactions consists of subprime RMBS. At March 31, 2008 and December 31, 2007, we carried derivative liabilities relating to such guarantees aggregating $1.5 billion and $1.6 billion, respectively, and derivative assets from purchased credit derivatives offsetting such exposures of $0.2 billion and $0.2 billion, respectively. Also, at March 31, 2008 and December 31, 2007, management’s best estimate of anticipated claims and recoveries on such CDS contracts, net of any recoveries anticipated from purchased credit derivatives, was $665.6 million and $645.1 million, respectively.

Set forth below is certain additional information in regard to our exposure to RMBS and CDOs:

Exposure to RMBS

The following table presents the net par outstanding for our insured RMBS portfolio by type of collateral as of March 31, 2008:

(U.S. dollars in billions)	Net Par Outstanding as of March 31, 2008	% of total
HELOC (Prime)(1)	$3,032.3	33.0%
Alt-A (1st lien)(2)	3,077.0	33.5%
Prime and Alt-A (2nd lien)(3)	1,228.0	13.4%
Subprime (1st lien)(4)	1,127.1	12.3%
Subprime (2nd lien)(5)	586.5	6.4%
Prime (1st lien) & other(6)	130.1	1.4%

	$9,181.0	100.0%

(1)	HELOC is an adjustable rate line of credit secured by a second lien on residential properties.

(2)	An “Alt-A” loan means a loan which is ineligible for purchase by Fannie Mae or Freddie Mac.

(3)

Prime (2nd lien) mortgage loans are secured by second liens on one-to-four family residential properties. The underwriting standards used to underwrite prime mortgage loans are the standards applied to the most creditworthy borrowers and are generally acceptable to Fannie Mae and Freddie Mac. This category also includes Alt-A (2nd lien) loans.

(4)

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

The following table presents the net par outstanding and the net notional exposure and case basis reserves for losses and loss adjustment expenses for our insured RMBS portfolio by year of origination (year the guarantee was underwritten and issued) as of March 31, 2008:

(U.S. dollars in billions)	2007	2006	2005	2004	Total
Subprime	$1.2	$—	$0.3	$0.2	$1.7
Prime/Alt-A	3.0	3.5	0.7	0.3	7.5

	$4.2	$3.5	$1.0	$0.5	$9.2

(U.S. dollars in millions)

Net case basis reserves for losses and loss adjustment expenses	$35.0	$19.3	$8.5	$—	$62.8

The following tables show the current internal and rating agency ratings on all of our direct RMBS exposure by deal, grouped by collateral type. The internal ratings are based on reviews during the first quarter of 2008. Rating agencies’ ratings are current, but may not have been based on the most recent reviews.

(U.S. dollars in millions)

HELOC (Prime)

Deal #	Vintage	Net Par Outstanding as of March 31, 2008	Internal Credit Rating(1)(2)	S&P Rating	Moody’s Rating	Fitch Rating
1	2004	$91.0	bbb	BBB	Baa2	NR
2	2004	166.0	bbb	BBB	Baa2	NR
3	2005	401.5	d	BBB-	B3	NR
4	2006	94.7	c	A+	A2	NR
5	2006	867.4	bb	BBB+	Ba2	NR
6	2006	635.7	d	BBB-	B3	NR
7	2006	320.8	d	BBB+	B3	NR
8	2007	455.2	bbb-	BBB	Aaa	NR

Total:		$3,032.3

Alt-A (1st lien)

Deal #	Vintage	Net Par Outstanding as of March 31, 2008	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating
1	2005	$15.0	aaa	AAA	Aaa	AAA
2	2005	58.5	aaa	AAA	Aaa	NR
3	2005	40.4	aaa	AAA	Aaa	NR
4	2005	17.3	aaa	AAA	Aaa	NR
5	2006	42.7	aaa	AAA	Aaa	NR
6	2006	81.4	aaa	AAA	Aaa	NR
7	2006	58.4	aaa	AAA	Aaa	NR
8	2006	201.8	aaa	AAA	Aaa	NR
9	2006	173.8	aaa	AAA	Aaa	NR
10	2006	92.2	aaa	AAA	Aaa	NR
11	2006	78.7	aaa	AAA	Aaa	NR
12	2005	136.6	aaa	AAA	Aaa	NR
13	2006	100.7	bbb-	AAA	Aaa	NR
14	2007	30.9	bbb-	AAA	Aaa	AAA
15	2007	32.3	bbb-	AAA	Aaa	AAA
16	2007	32.4	bbb-	BBB-	Aaa	AAA
17	2007	19.7	bbb-	AAA	Aaa	NR
18	2007	63.2	bbb-	BBB-	Aaa	AAA

Deal #	Vintage	Net Par Outstanding as of March 31, 2008	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating
19	2007	80.8	aaa	AAA	Aaa	NR
20	2007	22.0	aaa	AAA	Aaa	NR
21	2007	231.0	aaa	AAA	Aaa	NR
22	2007	416.1	aaa	AAA	Aaa	AAA
23	2007	601.7	aaa	AAA	Aaa	NR
24	2007	449.4	aaa	AAA	Aaa	NR

Total:		$3,077.0

Prime, Subprime and Alt-A (2nd lien)

Deal #	Vintage	Net Par Outstanding as of March 31, 2008	Internal Credit Rating(1)(2)	S&P Rating	Moody’s Rating	Fitch Rating
1**	2007	$247.1	c	AA-	A2	NR
2**	2007	115.4	aaa	B	B1	NR
3**	2007	149.8	aa	AA+	Aa1	NR
4	2006	715.7	bbb	BBB	Ba1	NR
5*	2007	191.2	bbb-	AA-	Aa3	NR
6*	2007	273.2	aaa	AAA	Aaa	NR
7*	2007	122.1	aaa	AAA	Aaa	NR

Total:		$1,814.5

*	Subprime

**	Alt-A

Subprime (1st lien)

Deal #	Vintage	Net Par Outstanding as of March 31, 2008	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating
1	2004	$42.3	a-	A-	A2	BBB+
2	2004	66.0	a-	A-	A3	A
3	2004	3.7	aaa	AAA	Aaa	AAA
4	2004	7.1	aaa	AAA	Aaa	AAA
5	2004	32.9	aaa	AAA	Aaa	AAA
6	2004	17.1	aaa	AAA	Aaa	NR
7	2004	25.3	aaa	AAA	Aaa	NR
8	2005	233.0	aa+	AAA	Aa1	NR
9	2005	21.3	bbb-	AAA	Aaa	NR
10	2005	7.9	aaa	AAA	Aaa	NR
11	2007	535.3	bbb-	AA	Aa1	NR
12	2007	58.0	aaa	AAA	Aaa	NR
13	2007	77.2	aaa	AAA	Aaa	NR

Total:		$1,127.1

Prime (1st lien) and other

Deal #	Vintage	Net Par Outstanding as of March 31, 2008	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating
1	2002	$4.9	a	A	Aa2	NR
2	2004	14.8	aaa	AAA	Aaa	AAA
3	2004	9.9	aaa	AAA	Aaa	NR
4	2004	24.7	aaa	AAA	Aaa	AAA

Deal #	Vintage	Net Par Outstanding as of March 31, 2008	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating
5	2005	4.8	a-	AAA	A2	NR
6	2007	71.0	bbb	BBB	Ba2	BBB

	Total:	$130.1

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

Exposure to CDOs

The following table presents the net notional exposure for our guaranteed CDOs by rating as of March 31, 2008:

(U.S. dollars in billions)(1)	Net Par Outstanding as of March 31, 2008	% of Total
AAA(2)	$32.6	71.6%
AA	1.2	2.7%
A	0.9	2.0%
BBB and lower	10.8	23.7%

	$45.5	100.0%

(1)	Based on S&P ratings if available and internal SCA ratings if no S&P rating is available.

(2)	Also includes exposure considered to be “super senior” where the underlying credit support exceeds the “AAA” guidelines set by S&P.

The following table presents the net notional exposure for our guaranteed CDOs by type of referenced asset as of March 31, 2008:

(U.S. dollars in billions)	Net Par Outstanding as of March 31, 2008	% of Total	# of Transactions
ABS CDO(1)(2)(7)(8)	$16.8	36.8%	25
CLO(1)(3)	14.7	32.4%	63
Investment-grade corporate CDO(1)(4)	5.6	12.4%	22
CDO of CDO(1)(5)	1.6	3.4%	9
CMBS(1)(6)	4.5	9.8%	8
Other	2.3	5.2%	23

	$45.5	100.0%	150

(1)

A CDO is an investment or a security that is collateralized by, or synthetically references, a pool of debt obligations such as corporate loans, bonds and ABS (such as RMBS and CMBS, as defined below).

(2)	An ABS CDO is a CDO that is collateralized by, or synthetically references, a pool of asset backed securities, though mostly RMBS.

(3)

A collateralized loan obligation (“CLO”) is a CDO that is collateralized by, or synthetically references, a pool of leveraged bank loans to corporate entities generally rated below investment grade, i.e. rated below “BBB–” by S&P, “Baa3” by Moody’s and “BBB-” by Fitch.

(4)

An investment grade corporate CDO is a CDO that is collateralized by, or synthetically references, a bespoke portfolio or an index of debt to corporate entities rated investment grade, i.e. rated at least “BBB–” by S&P, “Baa3” by Moody’s and “BBB–” by Fitch or higher.

(5)	A CDO of CDOs, or CDO squared, is a CDO that is collateralized by, or synthetically references, a pool of other CDO securities.

(6)	CMBS refers to commercial mortgage-backed securities (“CMBS”).

(7)	Represents ABS CDOs with greater than 50% RMBS collateral.

(8)

Includes $16.5 billion secured primarily by “AAA”, “AA”, and “A” rated RMBS collateral at inception and $0.3 billion secured primarily by “BBB” rated RMBS collateral at inception. Ratings represent the lower of ratings by S&P or Moody’s.

The following table presents the net notional exposure and case basis reserves for losses and loss adjustment expenses of our ABS CDO(1) portfolio by year of origination (year the guarantee was underwritten and issued) as of March 31, 2008:

(U.S. dollars in billions)	2007	2006	2005	2004	2003	2002	Total
High Grade(2)	$7.6	$7.1	$0.9	$0.9	$0.0	$0.0	$16.5
Mezzanine(3)	—	—	—	0.1	0.1	0.1	0.3

	$7.6	$7.1	$0.9	$1.0	$0.1	$0.1	$16.8

(1)	Represents ABS CDOs with greater than 50% RMBS collateral.

(2)	ABS CDOs secured primarily by “AAA,” “AA,” and “A” rated RMBS collateral at inception.

(3)	ABS CDOs secured primarily by “BBB” rated RMBS collateral at inception.

The following table presents the net notional exposure for our ABS CDO portfolio by referenced asset type as of March 31, 2008:

(U.S. dollars in billions)	Net Notional Outstanding as of March 31, 2008	% of Total
Prime & Midprime RMBS(1)	$6.5	38.8%
Subprime RMBS(2)	5.3	31.7%
CDO(3)	3.4	20.2%
CMBS(4)	1.2	7.1%
Other ABS(5)	0.4	2.2%

	$16.8	100.0%

(1)

Prime RMBS includes securities with a weighted average Fair Isaac’s Credit Organization (“FICO®”) score at or above 700 per third party data sources. Midprime RMBS includes securities with a weighted average FICO® score below 700 but above 640 per third party data sources.

(2)	Subprime RMBS includes securities with a weighted average FICO® score of 640 or below per third party data sources.

(3)	CDO includes ABS CDOs, CLOs, commercial real estate/CMBS CDOs, trust preferred securities CDOs, emerging markets CDOs and other CDOs

(4)	CMBS refers to commercial mortgage-backed securities.

(5)	Other ABS includes credit card, student loan, small business loan and other non-mortgage securitizations.

The following table presents the net notional exposure of the referenced assets underlying our ABS CDO portfolio by rating as of March 31, 2008:

(U.S. dollars in billions) Ratings(1)	Net Notional Outstanding as of March 31, 2008	% of Total
AAA	$4.4	26.3%
AA	5.7	33.2%
A	1.9	11.6%
BBB & lower	4.8	28.9%

	$16.8	100.0%

(1)	Ratings represent the lower of ratings by S&P or Moody’s as of March 31, 2008.

The following table presents ratings information for each of our 25 guaranteed ABS CDOs:

(U.S. dollars in millions) Deal #	Vintage	Net Notional Outstanding as of March 31, 2008	Internal(1)		S&P(2)		Moody’s(2)		Fitch(2)
			Original Rating	Current Rating	Original Rating	Current Rating	Original Rating	Current Rating	Original Rating	Current Rating
1	2004	$889.7	aaa	BIG	AAA	AA+	Aaa	Aaa	—	—
2	2005	274.8	aaa	aaa	AAA	AAA	—	—	—	—
3	2005	648.6	aaa	aaa	AAA	AAA	Aaa	Aaa	—	—
4	2006	1,259.7	aaa	BIG	AAA	BBB+	Aaa	Aaa /*-	—	—
5	2006	882.3	aaa	BIG/bbb	AAA	BBB-	Aaa	Aaa /*-	—	—
6	2006	1,102.4	aaa	BIG	AAA	A+ /*-	Aaa	Aaa	—	—
7	2006	1,058.6	aaa	BIG	AAA	BB+/B-	Aaa	Aaa /*-/ Aa2 /*-	—	—
8	2006	572.1	aaa	BIG	AAA	BB- /*-	Aaa	Ba1 /*-	AAA	BBB–/*–
9	2006	942.7	aaa	BIG	AAA	A+	Aaa	Aa1 /*-	—	—
10	2006	360.7	aaa	BIG	AAA	CCC	Aaa	Baa2 /*-	—	—
11	2006	891.7	aaa	BIG	A–1+/AAA	BB- /*-	P-1/Aaa	B2 /*-	—	—
12	2007	420.9	aaa	BIG	AAA	BB /*-	Aaa	B1 /*-	AAA	BBB/*–
13	2007	1,108.3	aaa	BIG/bbb	AAA	AA+/A+	Aaa	Aa1 /*-	—	—
14	2007	433.1	aaa	BIG	AAA	CCC- /*-	Aaa	Baa2 /*-	—	—
15	2007	601.4	aaa	BIG	AAA	CCC- /*-	Aaa	Aaa /*-	—	—
16	2007	505.3	aaa	BIG	AAA	CCC+ /*-	Aaa	A2 /*-	—	—
17	2007	1,452.1	aaa	BIG	A-1+	A-3 /*- /BBB /*-	P-1	NR/ Baa2 /*-	—	—
18	2007	798.7	aaa	bbb	AAA	BBB /*-	Aaa	Aa3 /*-	—	—
19	2007	370.2	aaa	BIG	AAA	CC	Aaa	A3 /*-	AAA	CCC/*–
20	2007	808.9	aaa	bbb	AAA	BB /*-	Aaa	Aaa	—	—
21	2007	336.9	aaa	BIG	AAA	B- /*-	Aaa	B1 /*-	—	—
22	2007	766.6	aaa	aaa	AAA	AA+ /*-	Aaa	A2 /*-	—	—
23	2002	92.8	aaa	BIG	AAA	AAA	Aaa	Aaa	—	—
24(3)	2003	83.7	aaa	aaa	AAA	AAA	Aaa	Aaa	—	—
25	2004	93.2	aaa	bbb	AAA	AAA	Aaa	Aaa	—	—

Total ABS CDOs		$16,755.4

(1)	SCA internal ratings as of March 31, 2008. “BIG” indicates a rating of below investment grade.

(2)	S&P, Moody’s and Fitch ratings as of April 29, 2008. The symbol “/*–” indicates rating is on review for downgrade.

(3)	Transaction is preinsured by another monoline financial guarantee insurance company.

The following table presents our CDO squared exposure as of March 31, 2008:

(U.S. dollars in millions)						% CDO Collateral	% ABS Collateral	% Corp. Collateral	CDO Collateral Composition as a % of the Deal
Deal #	Vintage	Net Notional Outstanding	Current Subordination(1)	Ratings (Moody’s/S&P)(2)	Internal Rating(3)				High Grade ABS CDO	Mezz ABS CDO	CLO	CBO	CDO of CDO	EM CDO	Trups	CRE CDO
1	2006	$144.4	47.4%	- (4)	aaa	100.0%	0.0%	0.0%	7.7%	16.0%	74.7%	0.0%	1.6%	0.0%	0.0%	0.0%
2	2005	139.2	37.2%	Aaa/AAA	aaa	95.6%	4.4%	0.0%	10.1%	2.5%	70.5%	2.2%	3.3%	4.7%	0.0%	2.3%
3	2005	504.5	35.3%	Aaa/AAA	aaa	82.1%	17.9%	0.0%	3.8%	24.4%	30.8%	10.2%	2.6%	1.3%	7.7%	1.3%
4	2005	164.1	38.8%	Aaa/AAA	aaa	100.0%	0.0%	0.0%	24.5%	12.5%	39.7%	3.7%	4.8%	8.9%	5.9%	0.0%
5	2004	107.0	27.4%	Aaa/AAA	aa	100.0%	0.0%	0.0%	0.0%	2.3%	84.7%	11.3%	0.0%	1.7%	0.0%	0.0%
6	2003	248.0	24.0%	Aaa/AAA	aaa	97.8%	2.0%	0.1%	0.4%	0.3%	71.5%	25.7%	0.0%	0.0%	0.0%	0.0%
7	2002	223.1	10.1%	- (4) /AAA	aaa	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%
8	2002	23.1	60.9%	A3/AAA	aa-	100.0%	0.0%	0.0%	0.0%	15.6%	56.1%	18.2%	0.0%	10.1%	0.0%	0.0%
9	2000	8.1	74.5%	Aaa/AAA	aaa	100.0%	0.0%	0.0%	0.0%	0.0%	25.7%	74.3%	0.0%	0.0%	0.0%	0.0%

Total Net Par Exposure		$1,561.5	31.6%	Weighted Averages		93.5%	6.5%	0.0%	5.5%	11.3%	59.7%	9.4%	1.8%	2.0%	3.1%	0.6%

(1)	Subordination is calculated based on the par value of the CDO’s assets including cash in the principal account as of March 31, 2008.

(2)	Moody’s and S&P ratings as of April 29, 2008.

(3)	SCA internal ratings as of March 31, 2008.

(4)	Ratings not shown due to confidentiality provisions.

Segments

Our businesses are organized and managed in two operating segments: financial guarantee insurance and financial guarantee reinsurance. Our financial guarantee insurance segment offers financial guarantee insurance policies and CDS contracts. Our financial guarantee reinsurance segment reinsures financial guarantee policies and CDS contracts issued by other monoline financial guarantee insurance companies. We evaluate the performance of each operating segment based upon underwriting profit or loss before income taxes, nonrecurring items (for example, items of an unusual or infrequent nature) and inter-segment transactions. Certain costs and operating expenses are allocated to each of the segments based upon: (i) a review of the nature of such costs and (ii) time studies analyzing the amount of employee compensation costs incurred by each segment. Except for the following allocations, the accounting policies of the segments are the same as those described in the summary of significant accounting policies in our consolidated financial statements presented in our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates, and those differences may be material.

Critical accounting policies and estimates are defined as those that require management to make significant judgments, as well as those where results therefrom may be materially different under different assumptions and conditions. We have identified the accounting for losses and loss adjustment expenses, the valuation of derivative financial instruments and investments, premium revenue recognition, deferred acquisition costs, and deferred income taxes as critical accounting policies.

An understanding of our accounting policies for these items is of critical importance to understanding our unaudited interim consolidated financial statements. There has been no material change with respect to our critical accounting policies and estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. However, in light of the adoption of SFAS 157 and the significance of the change in the fair value of our CDS contracts during the three months ended March 31, 2008, see below for an expanded discussion of our accounting policy in regard to the valuation of derivative financial instruments. This information should be read in conjunction with the notes to our unaudited interim consolidated financial statements.

Valuation of Derivative Financial Instruments

We issue CDS contracts and enter into arrangements with other issuers of CDS contracts to assume, all or a portion, of the risks in the CDS contracts they issue (“back-to-back arrangements”) and, in certain cases, which are discussed in more detail below, we purchase back-to-back credit protection on all or a portion of the risk from the CDS contracts we issue or assume. Such back-to- back arrangements are generally structured on a proportional basis. CDS contracts are derivative contracts which offer credit protection relating to a particular security or pools of securities which are specifically referenced in the CDS contract. Under the terms of a CDS contract, the seller of credit protection (the issuer of the CDS contract) makes a specified payment to the buyer of such protection (the CDS contract counterparty) upon the occurrence of one or more credit events specified in the CDS contract with respect to a referenced security or securities. The terms of the CDS contracts issued by us generally only require us to make a payment upon the occurrence of one or more specified credit events after exhaustion of various levels of subordination or first-loss protection. In addition, pursuant to the terms of our CDS contracts, we are precluded from transferring such contracts to other market participants without the consent of the counterparty.

Securities or assets referenced in our in-force CDS contracts include structured pools of obligations, such as ABS CDOs, CLOs, investment-grade corporate CDOs, CDOs of CDOs and CMBS. Such pools were rated as investment-grade at the issuance of the CDS contract.

Our policy is to hold our CDS contracts to maturity and not to manage such contracts to realize gains or losses from periodic market fluctuations. However, in certain circumstances, we may choose to enter into an off-setting position (or back-to-back arrangement), terminate or restructure a CDS contract prior to maturity for risk management purposes (for example, upon a deterioration in underlying credit quality or for the purposes of managing rating agency capital requirements). With the exception of two transactions which occurred in 2004 and 2003, there have been no such terminations since our inception.

As derivative financial instruments, CDS contracts are required under GAAP to be reported at fair value in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and measured in accordance with SFAS 157, with changes in fair value during the period included in earnings. SFAS 157 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. This hierarchy requires the use of observable market data when available. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect assumptions about market data based on management’s judgment. In accordance with SFAS 157, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

Level 1—Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and valuation drivers are observable in active markets.

Level 3—Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

The principal drivers of the fair value of our CDS contracts include: (i) general market credit spreads for the type(s) of assets referenced in CDS contracts, (ii) the specific quality and performance of the actual assets referenced in the contracts, (iii) the amount of subordination in the transaction before liability attaches, (iv) the quality of the asset manager of the transaction, if applicable, (v) other customized structural features of such contracts (e.g. terms, conditions, covenants), (vi) the rating agency capital charge for the transaction, (vii) supply and demand factors, including the volume of new issuance and financial guarantee market penetration, as well as the level of competition in the marketplace, and (viii) the market perception of our ability to meet our obligations under our CDS contracts which may be implied by the cost of buying credit protection on XLCA.

The fair value of our in-force portfolio of CDS contracts represents management’s best estimate of the premium that would be required by a market participant to assume the risks in our in- force credit derivative portfolio as of the measurement date. Fair value is defined as the price at which an asset or a liability could be bought or transferred in a current transaction between willing parties. Fair value is determined based on quoted market prices, if available. Quoted market prices are available only on a limited portion of our in-force portfolio of CDS contracts. If quoted market prices are not available, fair value is estimated based on the use of valuation techniques involving management’s judgment. In determining the fair value of our CDS contracts, we use various valuation approaches with priority given to observable market prices when they are available. Market prices are generally available for traded securities and market standard CDS contracts but are less available or unavailable for highly-customized CDS contracts. Most of our CDS contracts are highly customized structured credit derivative transactions that are not traded and do not have observable market prices. Due to the significance of unobservable inputs required to value such CDS contracts, they are considered to be Level 3 under the SFAS 157 fair value hierarchy.

Typical market CDS contracts are standardized, liquid instruments that reference tradable securities such as corporate bonds that also have observable prices. These market standard CDS contracts also involve collateral posting, and upon a default of the referenced obligation, can be settled in cash. In contrast, our CDS contracts do not contain the typical CDS market standard features as described above but have been customized to replicate our financial guarantee insurance. Our CDS contracts provide protection on specified obligations, such as those described above and, generally contain a deductible or have some form of subordination prior to the attachment of our liability. We are not required to post collateral, and upon default, we generally make payments on a “pay-as-you-go” basis after the subordination in a transaction is exhausted.

Our payment obligations upon an event of default or credit event under our CDS contracts vary by deal type. There are three primary types of policy payment requirements:

(i)	timely interest and ultimate principal;

(ii)	ultimate principal only at final maturity; and

(iii)	payments upon settlement of individual collateral losses as they occur upon erosion of deal deductibles or subordination.

Our CDS contracts are structured to prevent large one-time claims upon an event of default or credit event and generally allow for payments over time (i.e. “pay as you go” basis) or at final maturity. Also, our CDS contracts are generally governed by a single transaction International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement relating only to that particular transaction/contract. There is no requirement for mark-to-market termination payments, under most monoline standard termination provisions, upon the early termination of a guaranteed CDS contract. However, certain of our CDS contracts have mark-to-market termination payments following the occurrence of events that are in our control, as well as events that are outside our control, such as our insolvency, being placed into receivership or rehabilitation or a regulator taking control of our primary insurance subsidiary. An additional difference between our CDS contracts and the typical market standard CDS contracts is that, except in the circumstances noted above, there is no acceleration of the payment to be made under our CDS contracts unless we at our option elect to accelerate. Furthermore, by law, our guarantees are unconditional and irrevocable, and cannot be transferred to most other capital market participants as they are not licensed to write such business. However, through the purchase of back-to-back credit protection, the risk of loss (but not counterparty risk) on these contracts can be transferred to other financial guarantee insurance and reinsurance companies.

Historically, there has not been a market for the transfer of such highly structured CDS contracts, in part because of the contractual differences noted above. As a result, we believe there are no relevant third party “exit value” market observations for these contracts. If we were to effect a transfer of these contracts, we believe the most likely counterparties would be other financial guarantee insurers and reinsurers or other derivative products companies.

Accordingly, our estimate of the fair value of our in-force CDS contracts is based on the use of valuation techniques involving management’s judgment in regard to a number of factors, including:

(i)	estimates of rates of return which would be required by market participants to assume the risks in our CDS contracts in the current market environment,

(ii)	the amount of subordination in our CDS contracts before liability attaches that would be required by a market participant in order for it to assume the risks in our contracts,

(iii)	the actual amount of subordination in our CDS contracts before liability attaches,

(iv)	the quality of the specific assets referenced in our CDS contracts at the measurement date,

(v)	the market perception of risk associated with asset classes referenced in our CDS contracts,

(vi)	the remaining average life of the CDS contract,

(vii)

credit price indices, published by non-affiliated financial institutions, for the type(s), or similar types, of assets referenced in our CDS contracts (both in terms of type of assets and their credit rating),

(viii)

price discovery resulting from discussions and negotiations with market participants or counterparties to our CDS contracts to transfer or commute the risks in any of our CDS contracts, or quotes on the underlying security or securities referenced in the CDS contacts, and

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

The weight ascribed by management to the aforementioned factors in forming its best estimate of the fair value of our CDS contracts may vary under changing circumstances. In periods prior to July 1, 2007, management principally considered price indices published by non-affiliated financial institutions in forming its best estimate of the fair value of our CDS contracts. The fair value of the CDS contracts were determined by multiplying the percentage change in the applicable credit price index or indices applicable to the assets referenced in the CDS contracts by the present value of the remaining expected future premiums to be received under the contract. Management concluded that results from this calculation represented a reasonable estimate of the fair value of our CDS contracts at that time.

In forming management’s best estimate of the fair value of our CDS contracts subsequent to June 30, 2007, however, management concluded that limited reliance could be placed on certain price indices because events and conditions in the credit markets associated with subprime mortgage collateral and corporate loans resulted in limited or no transaction activity in many financial instruments since June 30, 2007 (including high-grade ABS CDOs, CLOs, RMBS, and other CDOs), causing financial institutions which publish the indices that management historically relied upon to estimate the fair value of our CDS contracts either to refrain from updating such indices or base changes in the indices partly on judgments in regard to estimated price levels and not actual executed trades. In addition, evidence suggested that the limited price information available in the marketplace in regard to such instruments was influenced by trades resulting from margin calls and liquidity issues that are generally not part of the risks associated with our business model or CDS contracts. As a result of the factors discussed above, the fair value of our CDS contracts at March 31, 2008 and December 31, 2007 were estimated by management primarily as follows:

•

in instances where current market indices were reliable and available, management’s estimate of fair value was based on applying the percentage change in the applicable credit price index or indices applicable to the assets referenced in the CDS contracts by the present value of the remaining expected future premiums to be received under the contract, and

•

in instances where we were in substantive discussions with market participants to transfer the risk in specific CDS contracts or were otherwise able to obtain a quote on the underlying security or securities referenced in the CDS contact, management’s estimate of the fair value of such contracts was largely based on the price discovery it obtained from such discussions or quote on the referenced obligations,

•

in substantially all other instances, management’s estimate of the fair value of our CDS contracts ascribed significant weight to management’s judgments regarding rates of return required by market participants in the current market environment and the amount of subordination required by market participants before their liability would attach under the CDS contracts. Management’s judgment in regard to the appropriate rate of return that would be required by a market participant considered all of the other factors discussed above. Management’s judgment in regard to the amount of subordination required by market participants before the liability would attach under the CDS contracts generally assumed that, in the current market environment at March 31, 2008 and December 31, 2007, to transfer the risk in an existing CDS contract it would need subordination sufficient to qualify for a triple-A rating from Moody’s and S&P. Accordingly, for any CDS contract rated below triple-A by us or the rating agencies (which consisted only of our CDS contracts which reference ABS CDOs), the estimated fair value was calculated by adding additional subordination sufficient to meet S&P standards for a triple-A rating based on S&P requirements at March 31, 2008 and December 31, 2007, respectively, to the amount of additional premium required to be paid to transfer the risk to achieve the selected rate of return. Such premium was calculated by adjusting the present value of the expected remaining future net cash flows under such CDS contracts (which are comprised of the remaining expected future premiums to be received under the contract, less estimated maintenance expenses and a provision for expected losses that will manifest in the future) to reflect management’s best estimate of the rates of return that would be required by a market participant to assume the risks on such CDS contracts. Should Moody’s or S&P change their requirements in regard to the amount of subordination required to qualify for a triple-A rating, the ratings of obligations we guarantees may be downgraded, which would adversely effect our estimate of the fair value of our CDS contracts and which could have a material adverse effect on our financial condition and results of operations.

In addition to that discussed above, we consider the risk that we will not be able to honor our obligations under our CDS contracts (our “non-performance risk”) as implied by the market price of buying credit protection on XLCA. Consideration of such non-performance risk in our estimate of the fair value of our CDS contracts was the only change in our valuation methodology caused by the adoption of SFAS 157. The effect of adopting this requirement of SFAS 157 was a reduction in our derivative liability at March 31, 2008 of approximately $865 million.

Present values of the cash flows referred to above were determined using a weighted average discount rate of approximately 15% and 7% at March 31, 2008 and December 31, 2007, respectively.

At March 31, 2008 and December 31, 2007, the notional amount outstanding of our in-force CDS contracts was $63.3 billion ($58.3 billion net of back-to-back protection purchased by us) and $65.3 billion ($59.6 billion net of back-to-back protection purchased by us), respectively. The remaining weighted average life of such CDS contracts at March 31, 2008 was 10.9 years. In addition, based on such notional amount as of March 31, 2008, approximately 69% of referenced assets underlying such in-force CDS contracts were rated (based on Standard & Poor’s ratings) “AAA”, 20% rated at or above investment-grade, and 11% rated below investment-grade at such date. At December 31, 2007 approximately 93% of referenced assets underlying our in-force CDS contracts were rated (based on Standard & Poor’s ratings) “AAA”, 7% rated at or above investment-grade, and less than 1% rated below investment-grade at such date.

The following table sets forth our financial assets and liabilities related to credit derivatives that were accounted for at fair value as of March 31, 2008 by level within the fair value hierarchy of SFAS 157. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(U.S. dollars in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Derivative assets	$—	$—	$293,757	$293,757

Total assets	$—	$—	$293,757	$293,757

Financial liabilities:
Derivative liabilities	$—	$—	$1,934,100	$1,934,100

Total liabilities	$—	$—	$1,934,100	$1,934,100

The following table presents the changes in the net credit derivative asset (liability) balance for the three months ended March 31, 2008:

(U.S. dollars in thousands)	Level 3 Financial Assets and Liabilities Accounted for at Fair Value Three Months Ended March 31, 2008
	CDS Contracts, net	Other Derivatives, net(1)	Other Level 3 Financial Assets and Liabilities	Total
Balance, beginning of period	$(1,453,144)	$107,045	$—	$(1,346,099)
Total realized and unrealized gains/(losses) included in earnings	(168,820)	72,514	—	(96,306)
Purchases, issuances, and settlements	(18,379)	(179,559)	—	(197,938)
Transfers in and/or out of Level 3	—	—	—	—

Balance, end of period	$(1,640,343)	$—	$—	$(1,640,343)

The amount of total gains and losses for the period included in earnings which are attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(187,199)	$—	$—	$(187,199)

(1)

Represents the change in fair value of the put option on XLFA’s capital facility (see note 14(c) to our unaudited interim financial statements). The fair value of the option was determined principally based on an independent broker quote.

The following table provides the components of the income statement line item entitled, “Change in fair value of credit derivatives” related to CDS contracts for the three months ended March 31, 2008:

(U.S. dollars in thousands)	Realized Gains and Losses and Other Settlements	Unrealized Gains and Losses
Realized and unrealized gains and losses included in earnings for the period are reported as follows:
Total gains or losses included in earnings for the period	$18,379(1)	$(187,199	)(2)

Change in unrealized gains or losses relating to the assets still held at the reporting date	$18,379	$(187,199)

(1)	Includes premiums received and recievable on credit derivatives issued net of premuims paid or payable on purchased contracts.

(2)	Includes losses paid and payable on issued credit derivatives net of losses recovered and recoverable on purchased contracts.

The following table provides the components of the income statement line item entitled, “Change in fair value of credit derivatives” related to CDS contracts for the three months ended March 31, 2008 and 2007:

(U.S. dollars in thousands)	For the Three Months Ended March 31,
	2008	2007
Change in fair value of credit derivatives:
Realized gains and losses and other settlements:
Net credit derivative premiums received and receivable	$18,379	$7,477
Net credit derivative losses paid and payable	—	—

Total realized gains and losses and other settlements	18,379	7,477

Unrealized gains (losses):
Change in fair value of credit derivatives	(187,199)	(7,946)

Net change in fair value of credit derivatives	$(168,820)	$(469)

Anticipated Claims Payable and Anticipated Recoveries On Credit Derivatives

Following is a discussion of the CDS contracts on which we anticipate incurring claims:

At December 31, 2007 management estimated that we would incur anticipated claims and recoveries resulting in losses of $829.8 million, on a present value basis, on our in-force guarantees of ABS CDOs at such date ($645.1 million net of amounts anticipated to be recoverable on credit derivatives purchased to provide back-to-back credit protection relating to such CDS contracts). The net present value loss represents: (i) the net present value of anticipated claims expected be paid subsequent to the measurement date, less (ii) the net present value of expected recoveries subsequent the measurement date, and the net present value of installment premiums due from the counterparties to such guarantees subsequent to the measurement date. There have been no claims made or paid on these transactions to date. During the three months ended March 31, 2008, there was no change in management’s estimate of such anticipated claims and recoveries apart from the accretion of the present value discount of $7.3 million ($20.5 million after amounts anticipated to be recoverable on credit derivatives purchased to provide back-to-back credit protection relating to such CDS contracts). The aforementioned estimated losses pertain to 13 of our 25 in-force guarantees of ABS CDOs. The total remaining notional amount guaranteed by us with respect to these 13 transactions net of anticipated claims and recoveries, but before amounts anticipated to be recoverable on credit derivatives purchased to provide back-to-back credit protection relating to such CDS contracts, aggregated approximately $9.4 billion ($8.6 billion after reinsurance) at March 31, 2008 and $9.4 billion ($8.6 billion after reinsurance) at December 31, 2007. The amount of anticipated claims and recoveries was based on assumptions and estimates extending over many years into the future. Such estimates are subject to the inherent limitation on our ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of claims and recoveries will vary, perhaps materially, from any estimate. As of March 31, 2008, no credit event (that is, an event that would trigger a payment obligation) has occurred with respect to these transactions. Management continues to monitor the exposure and will revise its estimates if necessary, as new information becomes available.

Anticipated claims and recoveries on our ABS CDO portfolio were estimated based on detailed cash flow modeling of expected monthly cash flows for all loans that are referenced in the 25 ABS CDOs. ABS CDOs that we guarantee are highly complex structured transactions, the performance of which depends on a wide variety of factors outside of our control. Our estimate of anticipated claims and recoveries on these transactions was based on sophisticated financial models, generated internally and supplemented by models generated by third parties, to estimate future credit performance of the underlying assets, and to evaluate structures, rights and our potential obligations over time. The modeling of multi-sector CDOs requires analysis of both direct ABS as well as CDO collateral within the multi-sector CDOs, known as “inner securitizations,” and we do not consistently have access to all the detailed information necessary to project every component of each inner securitization. Therefore, in some cases we put greater reliance on the models and analysis of third party market participants and are not able to fully, independently and precisely verify each data point. In addition, many of these financial models include, and rely on, a number of assumptions, many of which are difficult to determine and are subject to change, and even small alterations in the underlying assumptions of the model can have a significant impact on its results. Moreover, the performance of the securities we guarantee depends on a wide variety of factors which are outside its control, including the liquidity and performance of the collateral underlying such securities, the correlation of assets within collateral pools, the performance or non-performance of other transaction participants (including third-party servicers) and the exercise of control or other rights held by other transaction participants.

To develop the cash flow model for each guaranteed CDO, we began by determining the expected cash flows for each security owned by the CDO. For each direct holding of an RMBS security (based on the CUSIP number obtained from the latest trustee report) we determined a cumulative loss projection based on characteristics of the mortgage loans in the collateral pool. We obtained information on the pool’s loan performance from “LPS”, a loan information database developed by LoanPerformance, a third party vendor. Projected future performance of each loan in the pool was determined by its characteristics as matched up against the performance of similar loans in the LPS historical database.

The key assumptions in our RMBS modeling included:

•	The projected default rate for currently performing loans which were based on the loan’s characteristics including:

—	Combined loan to value

—	FICO® credit scoring model

—	Debt to income

—	Loan risk factors (option adjustable rate mortgages, negative amortization, investor property, second home, and second lien)

—	Level of borrower documentation (low documentation, stated documentation, or no documentation).

•	The roll rate projections of defaults for loans that are currently delinquent in the pool.

•	The loss severity upon default for each loan.

Results of Operations

Consolidated Results of Operations

The following table presents summary consolidated statement of operations data for the three months ended March 31, 2008 and 2007:

	(Unaudited) Three Months Ended March 31,
	2008	2007
Revenues
Net premiums earned	$58,353	$38,902
Net investment income	32,327	26,125
Net realized gains (losses) on investments	(1,613)	112
Change in fair value of derivatives
Realized gains and losses and other settlements	197,938	7,477
Unrealized losses	(294,244)	(7,946)

Net change in fair value of derivatives	(96,306)	(469)

Total revenues	(7,239)	64,670

Expenses
Net losses and loss adjustment expenses	41,488	(1,818)
Acquisition costs, net	5,679	3,970
Operating expenses	40,903	24,070

Total expenses	88,070	26,222

(Loss) income before income tax and minority interest	(95,309)	38,448
Income tax (benefit) expense	—	79

(Loss) income before minority interest	(95,309)	38,369
Minority interest—dividends on redeemable preferred shares	1,483	1,114

Net (loss) income	(96,792)	37,255
Dividends on Series A perpetual non-cumulative preference shares	—	—

Net (loss) income available to common shareholders	$(96,792)	$37,255

Segment Results of Operations

The following table presents summary statement of operations data for our operating segments for the three months ended March 31, 2008 and 2007:

(U.S. dollars in thousands)	Three Months Ended March 31,
	2008	2007
Financial guarantee insurance segment:
Net premiums earned	$51,731	$31,884
Net realized gains on derivatives	18,073	7,477
Fee and other income	—	—

Total underwriting revenues	69,804	39,361

Net losses and loss adjustment expenses.	42,358	(2,085)
Acquisition costs, net	2,816	2,611
Operating expenses	32,311	16,550

Total underwriting expenses	77,485	17,076

Financial guarantee insurance underwriting (loss) profit	$(7,681)	$22,285

Financial guarantee reinsurance segment:
Net premiums earned	$6,622	$7,018
Net realized gains on derivatives	306	—

Total underwriting revenues	6,928	7,018

Net losses and loss adjustment expenses.	(870)	267
Acquisition costs, net	2,863	1,359
Operating expenses	1,101	3,702

Total underwriting expenses	3,094	5,328

Financial guarantee reinsurance underwriting profit	$3,834	$1,690

Total underwriting (loss) profit	$(3,847)	$23,975
Corporate and other:
Net investment income	32,327	26,125
Net realized (losses) gains on investments	(1,613)	112
Net realized gains on derivatives	179,559	—
Net unrealized losses on derivatives	(294,244)	(7,946)

Subtotal	(87,818)	42,266
Corporate operating expenses	7,491	3,818

(Loss) income before income tax and minority interest	(95,309)	38,448
Income tax (benefit) expense.	—	79

(Loss) income before minority interest	(95,309)	38,369
Minority interest–dividends on redeemable preferred shares	1,483	1,114

Net (loss) income	(96,792)	37,255
Dividends on perpetual preference shares	—	—

Net (loss) income available to common shareholders	$(96,792)	$37,255

Discussion of Consolidated and Segment Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Summary Discussion of Consolidated Results of Operations

Comparison of three months ended March 31, 2008 to three months ended March 31, 2007. Net loss available to common shareholders for the three months ended March 31, 2008 was $96.8 million, a decrease of $134.1 million from net income of $37.3 million reported during the same period in 2007. The net loss for the three months ended March 31, 2008 included $1.6 million of net realized losses on investments, as compared to net realized gains of approximately $0.1 million recorded during the same period in 2007. In addition, also included in net loss available to common shareholders for the three months ended March 31, 2008 was a net loss of $96.3 million attributable to the net change in fair value of derivatives during the period, as compared to a net gain of $0.5 million recorded in the comparable period in 2007. The net change in fair value of derivatives recorded during the three months ended March 31, 2008 consisted of net unrealized losses of $294.2 million, offset in part by net realized gains of $197.9 million.

The decrease in net income available to common shareholders of $134.1 million for the three months ended March 31, 2008, as compared to the same period in 2007, was primarily attributable to: (i) a net loss of $96.3 million attributable to the net change in fair value of derivatives during the period, as compared to a net gain of $0.5 million recorded in the comparable period in 2007, (ii) higher net losses and loss adjustment expenses of $43.3 million primarily due to adverse development relating to two of our insured obligations which are supported by HELOC or CES mortgage collateral, (iii) higher operating expenses of $16.8 million resulting primarily from severance costs associated with the reduction of our workforce, higher legal costs, and costs incurred due to the suspension of new business production that would otherwise have been deferred, (iv) net realized losses on investments of $1.7 million primarily due to other than temporary impairment charges during the period, and (v) higher net acquisition costs of $1.7 million due primarily to accelerated amortization of deferred costs associated with refunded policies, offset in part by, (vi) higher earned premiums of $19.5 million driven by refundings, calls and other accelerations, and (vii) an increase in net investment income of $6.2 million reflecting a significant period over period increase in average invested assets.

Set forth below is additional information with respect to earned premiums and new business production.

Net premiums earned for the three months ended March 31, 2008 of $58.4 million included $20.4 million of earnings from refundings of insured obligations and other accelerations (or $18.7 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings and other accelerations). Net premiums earned for the three months ended March 31, 2007 of $38.9 million included $1.3 million of earnings from refundings of insured obligations and other accelerations (or $1.0 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings and other accelerations).

Detailed Discussion of Consolidated and Segment Results of Operations by Financial Statement Line Item

Guarantee Premiums Written

All our guarantee premiums written are from our financial guarantee insurance segment. Guarantee premiums written during the period include: (i) premiums received upfront on insurance policies and CDS contracts written during the period, (ii) installment premiums due during the period on in-force insurance policies and CDS contracts that were written prior to the period, and (iii) installment premiums due during the period on insurance policies and CDS contracts written during the period. Guarantee premiums written during the period do not include installment premiums due in future periods. Accordingly, our guarantee premiums written during any period are a function of the type and volume of contracts we write (upfront versus installment), as well as prevailing market prices. Factors affecting market prices include credit spreads, interest rates, competition and new issuance. Generally, financial guarantee insurers are able to charge higher premiums when credit spreads widen. The following table presents, for the three months ended March 31, 2008 and 2007, the amount of guarantee premiums written attributable to upfront and installment insurance policies and CDS contracts:

(U.S. dollars in thousands)	Three Months Ended March 31,
	2008	2007
Guarantee premiums written
Upfront policies/contracts	$1,111	$60,268
Installment policies/contracts	40,373	29,227

Total	41,484	89,495

Less: Premiums received or receivable on CDS contracts issued	(19,720)	(8,718)

Gross premiums written	$21,764	$80,777

The following table presents, for the three months ended March 31, 2008 and 2007, the amount of guarantee premiums written by line of business:

(U.S. dollars in thousands)	Three Months Ended March 31,
	2008	2007
Guarantee premiums written
U.S. Public finance.	$2,160	$32,137
U.S. Structured finance	25,427	21,584
International finance	13,897	35,774

Total	41,484	89,495

Less: Premiums received or receivable on CDS contracts issued	(19,720)	(8,718)

Gross premiums written	$21,764	$80,777

Guarantee premiums written were $41.5 million for the three months ended March 31, 2008, a decrease of $48.0 million or 53.6%, as compared to $89.5 million recorded in the comparable period in 2007. The decrease was primarily due to lower upfront guarantee premiums written of $59.2 million resulting from our decision to suspend the production of substantially all new business, and was partially offset by higher installment guarantee premiums of $11.1 million due to the larger period over period in-force business. The reduction in upfront premiums written, resulting from the significant reduction in new business writings, drove the $30.0 million unfavorable variance in pubic finance guarantee premiums written and the $21.9 million unfavorable variance in international finance guarantee premiums written. See–“Overview of Our Business” and note 2 to the unaudited interim consolidated financial statements.

Guarantee Premiums Assumed

All our guarantee premiums assumed are from our financial guarantee reinsurance segment. The majority of our financial guarantee reinsurance business is assumed from affiliates of FSAH.

The following table presents, for the three months ended March 31, 2008 and 2007, the amount of guarantee premiums assumed from affiliates of FSAH, XLI and other third-party primary companies:

(U.S. dollars in thousands)	Three Months Ended March 31,
	2008	2007
Guarantee premiums assumed
Affiliates of FSAH	$—	$13,825
XLI	139	—
Third-party companies	8,224	1,638

Total	8,363	15,463

Less: Premiums received or receivable on CDS contracts issued	(101)	—

Reinsurance premiums assumed	$8,262	$15,463

The following table presents, for the three months ended March 31, 2008 and 2007, the amount of guarantee premiums assumed attributable to upfront and installment policies and contracts:

(U.S. dollars in thousands)	Three Months Ended March 31,
	2008	2007
Guarantee premiums assumed
Upfront policies/contracts	$4,662	$12,591
Installment policies/contracts	3,701	2,872

Total	8,363	15,463

Less: Premiums received or receivable on CDS contracts issued	(101)	—

Reinsurance premiums assumed	$8,262	$15,463

The following table presents, for the three months ended March 31, 2008 and 2007, the amount of guarantee premiums assumed by line of business:

(U.S. dollars in thousands)	Three Months Ended March 31,
	2008	2007
Guarantee premiums assumed
U.S. Public finance	$45	$538
U.S. Structured finance	1,534	2,252
International finance	6,784	12,673

Total	8,363	15,463
Less: Premiums received or receivable on CDS contracts issued	(101)	—

Reinsurance premiums assumed	$8,262	$15,463

Guarantee premiums assumed were $8.4 million for the three months ended March 31, 2008, a decrease of $7.1 million, or 45.9%, as compared to $15.5 million recorded in the comparable period in 2007. The decrease reflects our decision to suspend the production of substantially all new business. U.S. Structured finance and International finance guarantee premiums assumed during the three months ended March 31, 2008 primarily consisted of installment guarantee premiums from business produced in periods prior to January 1, 2008. Our assumed business was generally structured on a facultative basis. See “—Overview of Our Business” and note 2 to the unaudited interim consolidated financial statements.

Guarantee Premiums Ceded

We manage our in-force business based on single-risk limits to avoid concentration in single names and to mitigate event risk. For transactions that exceed our single-risk limits, we cede the excess to XLI, XL Reinsurance America, Inc. (“XL RE AM,” an indirect wholly owned subsidiary of XL Capital) or third-party reinsurers. Through these cessions, we gain greater flexibility to manage large single risks and reduce concentration in specific bond sectors and geographic regions. To the extent that we cede a portion of our exposure to one or more reinsurance companies, we can reduce our concentration on particular issuers and help to manage the diversification of our in-force business. In addition, use of reinsurance can increase our capacity to write new business and strengthen our capital adequacy.

The following table presents, for the three months ended March 31, 2008 and 2007, the amount of guarantee premiums ceded to XLI, XL RE AM and other third-party reinsurers:

(U.S. dollars in thousands)	Three Months Ended March 31,
	2008	2007
Guarantee premiums ceded
XLI	$707	$605
XL RE AM	972	3,149
Third-party reinsurers	3,664	16,479

Total	5,343	20,233
Less: Premiums paid or payable on CDS contracts purchased	(1,900)	(440)

Ceded premiums	$3,443	$19,793

All of our guarantee premiums ceded are from our financial guarantee insurance segment. Guarantee premiums ceded were $3.4 million for the three months ended March 31, 2008, a decrease of $15.0 million, as compared to the prior year period. The decrease in guaranteed premiums ceded reflects our decision to suspend the production of substantially all new business. See “—Overview of Our Business” and note 2 to the unaudited interim consolidated financial statements.

Guarantee Premiums Earned and Net Premiums Earned

Financial guarantee upfront premiums are earned in proportion to the expiration of the related risk and financial guarantee installment premiums are earned ratably over the installment period, generally one to three months. In addition, when an insured obligation is retired early, is called by the issuer or is in substance paid in advance through a refunding accomplished by placing U.S. government securities in escrow, the remaining deferred premium revenue is earned at that time. While guarantee premiums assumed are earned based on reports from the reinsured companies, we believe that the underlying reinsured companies generally follow the revenue recognition policies and practices discussed above.

The following table presents, for the three months ended March 31, 2008 and 2007, the amount of guarantee premiums earned attributable to upfront and installment policies and the net premiums earned:

(U.S. dollars in thousands)	Three Months Ended March 31,
	2008	2007
Guarantee premiums earned
Upfront policies/contracts	$36,466	$16,893
Installment policies/contracts	40,266	29,486

Total	76,732	46,379
Less: Earned premiums on CDS contracts	(18,379)	(7,477)

Net premiums earned	$58,353	$38,902

Net premiums earned were $58.4 million for the three months ended March 31, 2008, an increase of $19.5 million, or 50.0%, as compared to $38.9 million in the comparable period in 2007. The increase in net premiums earned was attributable to higher guarantee premiums earned in our financial guarantee insurance segment of $30.4 million. Higher guarantee premiums earned in our financial guarantee insurance segment was primarily attributable to an increase in refundings, calls, and other accelerations during the period of $20.4 million and the period over period growth of our in-force business. Guarantee premiums earned in our reinsurance segment decreased $0.1 million from $7.0 million for the three months ended March 31, 2007 to $6.9 million for the three months ended March 31, 2008.

Net Investment Income

Net investment income was $32.3 million for the three months ended March 31, 2008, an increase of $6.2 million, or 23.8%, as compared to $26.1 million in the comparable period in 2007. The increase in net investment income was due primarily to higher average invested assets and a slightly longer portfolio duration. The increase in our average invested assets period over period was primarily attributable to operating cash flows since the comparable period in 2007, net proceeds from the issuance of SCA Series A Preference Shares in April 2007, and net proceeds from the issuance of XLFA’s Non- Cumulative Perpetual Series B Preferred Shares (the “Series B Preferred Shares”) on February 11, 2008. See “—Liquidity and Capital Resources—Liquidity Resources—XLFA Capital Facility.”

The following tables present net investment income, average invested assets and the effective yield on our average invested assets, and the weighted average duration of our invested assets as of and for the three months ended March 31, 2008 and 2007. See “—Investments” for information regarding the credit quality of our debt securities.

(U.S. dollars in thousands)	Three Months Ended March 31,
	2008	2007
Net investment income	$32,327	$26,125
Average invested assets(1)	$2,746,451	$2,198,334
Effective yield(2)	4.71%	4.75%

(1)	Represents the monthly average of the amortized cost of debt securities, short-term investments and cash and cash equivalents for the respective periods.

(2)	Effective yield represents net investment income as a percentage of average invested assets during the period on an annualized basis.

	As of March 31,
	2008	2007
Weighted average duration in years	3.0	2.9

Net Realized Gains (Losses) on Investments

Net realized losses on investments were $1.6 million for the three months ended March 31, 2008, as compared to net realized gains of approximately $0.1 million in the comparable period in 2007. The net losses realized during the three months ended March 31, 2008 were primarily attributable to other than temporary impairment charges of $1.9 million which were partially offset by gains resulting from portfolio dispositions relating to the management of duration, yield and credit risk.

Net Change in Fair Value of Derivatives

Our derivative financial instruments consist of our CDS contracts. In addition, the put option under XLFA’s capital facility is required to be accounted for at fair value. See “—Liquidity and Capital Resources—Liquidity Resources—XLFA Capital Facility.” The change in fair value of our CDS contracts and the aforementioned put option are included for reporting purposes in the “Net change in fair value of derivatives” line item in the unaudited interim consolidated statement of operations. This line item consists of two components, which are also separately presented in the statement of operations: (1) “Realized gains (losses) and other settlements” and (2) “Unrealized gains and losses.” The “Realized gains (losses) and other settlements” component includes (i) net premiums received and receivable on issued credit derivatives, (ii) net premiums paid and payable on purchased credit derivatives, (iii) losses paid and payable to credit derivative counterparties due to the occurrence of a credit event and (iv) losses recovered and recoverable on purchased credit derivatives due to the occurrence of a credit event. The “Unrealized gains and losses” component includes anticipated claims payable and anticipated recoveries, as well as all other changes in fair value. See “—Critical Accounting Policies and Estimates—Valuation of Derivative Financial Instruments” and notes 3 and 4 to the unaudited interim consolidated financial statements.

The net change in fair value of derivatives was a net loss of $96.3 million for the three months ended March 31, 2008 compared to a net loss of $0.5 million in the comparable period in 2007. The components of these balances are as follows:

	(Unaudited) Three Months Ended March 31,
	2008	2007
Change in fair value of derivatives:
Realized gains and losses and other settlements	$197,938	$7,477
Unrealized gains (losses)	(294,244)	(7,946)

Net change in fair value of derivatives	$(96,306)	$(469)

The realized gains of $197.9 million in the table above consists of $72.5 million related to the change in fair value of the put option under XLFA’s capital facility from January 1, 2008 through to the date of its exercise on February 11, 2008 (See “—Liquidity and Capital Resources—Liquidity Resources—XLFA Capital Facility”), a reclassification from “unrealized” to “realized” of the $107.0 million net gain recorded on the aforementioned put option through December 31, 2007, and $18.4 million relating to earned premiums from in-force CDS contracts (see “—Guarantee Premiums Earned and Net Premiums Earned” above). Unrealized losses on derivatives in the table above consists of a $187.2 million net unrealized loss resulting from the change in the fair value of our CDS contracts during the period and $107.0 million relating to the aforementioned reclassification. The effect of adopting SFAS 157 was a reduction in our derivative liability at March 31, 2008 of approximately $865 million, which is included in the net unrealized loss of $187.2 million. This effect relates to consideration of the risk that we will not be able to honor our obligations under our CDS contracts, as implied by the market price of buying credit protection on XLCA. See “—Critical Accounting Policies and Estimates—Valuation of Derivative Financial Instruments” for additional information. The net unrealized loss on our CDS contracts for the three months ended March 31, 2008 was primarily driven by $48.9 million related to CDS contracts referencing pre-insured obligations due to credit spread widening of primary guarantors, $25.5 million related to CDX Index (an index of 125 corporate names) CDS contracts, due to the continued widening of the CDX Index, $23.1 million related to CLO transactions due to continued stress in the leveraged loan market, and $26.0 million of unrealized losses related to the change in fair value of ABS CDOs, which included $20.5 million related to anticipated claims and recoveries, net of expected recoveries, from purchased credit derivatives.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses include current year net losses incurred and adverse or favorable development of prior year net losses and loss adjustment expenses reserves. The following table presents, for the periods indicated, the activity in our reserves for losses and loss adjustment expenses, net of reinsurance:

(U.S. dollars in thousands)	Financial Guarantee Insurance	Financial Guarantee Reinsurance	Consolidated Total
Beginning balance, January 1, 2008	$109,210	$26,364	$135,574
Case reserve provision	38,914	(1,117)	37,797
Loss adjustment expense reserve provision	1,121	9	1,130
Unallocated reserve provision	2,323	238	2,561

Net losses and loss adjustment expenses	42,358	(870)	41,488
Paid losses and loss adjustment expenses	(10,802)	1,108	(9,694)

Ending balance, March 31, 2008	$140,766	$26,602	$167,368

Beginning balance, January 1, 2007	$60,145	$16,585	$76,730
Case reserve provision	(3,304)	14	(3,290)
Loss adjustment expense reserve provision	(215)	4	(211)
Unallocated reserve provision	1,434	249	1,683

(U.S. dollars in thousands)	Financial Guarantee Insurance	Financial Guarantee Reinsurance	Consolidated Total
Net losses and loss adjustment expenses	(2,085)	267	(1,818)
Paid losses and loss adjustment expenses	(380)	—	(380)

Ending balance, March 31, 2007	$57,680	$16,852	$74,532

Net losses and loss adjustment expenses were $41.5 million for the three months ended March 31, 2008, an increase of $43.3 million, as compared to a benefit of $1.8 million recorded in the comparable period in 2007. The increase in net losses and loss adjustment expenses was primarily attributable to higher net losses and loss adjustment expenses in the financial guarantee insurance segment of $44.4 million. Net losses and loss adjustment expenses in the financial guarantee reinsurance segment decreased by $1.3 million from the same period in 2007.

Higher net losses and loss adjustment expenses in the financial guarantee insurance segment during the three months ended March 31, 2008 primarily resulted from a provision for adverse case basis loss development of $37.7 million after giving effect to reinsurance ($42.0 million before giving effect to reinsurance) relating to two of our insured obligations which are supported by HELOC or CES mortgage collateral. The deterioration in the deal supported by HELOC mortgage collateral primarily resulted from a decrease in the draw rate assumption underlying our reserve estimate (or rate of new advances being taken by borrowers under the HELOCs) following a change in the credit line management policy by the mortgage servicer of the transactions. The deterioration in the deal supported by CES collateral was due to higher than expected loan charge-offs. The higher net losses and loss adjustment expenses in the financial guarantee insurance segment also resulted from $3.4 million relating to the provision for unallocated reserves. During the three months ended March 31, 2007, we reported lower net losses and loss adjustment expenses in the financial guarantee insurance segment primarily due to favorable development of $3.3 million pertaining to an insured obligation supported by subprime mortgage loans which was accelerated, fully paid, and defeased pursuant to exercise of a cleanup call. See note 11 to the unaudited interim consolidated financial statements.

In the financial guarantee reinsurance segment, period over period losses and loss adjustment expenses decreased primarily due to recoveries on claims paid in the prior year.

Acquisition Costs, Net

As a result of our decision to suspend writing new business there were no costs deferred in connection with business production during the three months ended March 31, 2008 and there will be no such costs deferred in the future unless we can recommence writing new business. See “—Overview of Our Business—Review of Strategic Options.” The following table presents the components of net acquisition costs during the three months ended March 31, 2008 and 2007:

(U.S dollars in thousands)	Three Months Ended March 31,
	2008	2007
Amortization of deferred acquisition costs and ceding commissions
Financial Guarantee Insurance:
Acquisition costs	$5,683	$3,713
Ceding commissions	(2,867)	(1,102)

	2,816	2,611
Financial Guarantee Reinsurance:
Acquisition costs	2,863	1,359

Net acquisition costs	$5,679	$3,970

Capitalized acquisition costs in the financial guarantee insurance segment consist of premium and excise taxes, rating agency fees and legal costs associated with the production of new business, as well as a portion of compensation, travel and entertainment and marketing costs. Such capitalized acquisition costs are reduced by ceding commission income on premiums ceded to reinsurers.

Acquisition costs in the financial guarantee insurance segment increased $2.0 million, or 53.1%, in the three months ended March 31, 2008, as compared to the same period in 2007. The increase was primarily due to accelerated amortization of deferred acquisition costs due to refundings, calls and other accelerations of $1.6 million. Ceding commission revenues in the financial guarantee insurance segment increased due to a significant increase in ceded premiums earned resulting from a larger built up book of ceded business and the effect of refundings, calls and other accelerations.

Acquisition costs in the financial guarantee reinsurance segment represent commissions paid to acquire assumed business. Amortization of acquisition costs in the financial guarantee reinsurance segment was $2.9 million during the three months ended March 31, 2008, an increase of $1.5 million, as compared to the same period in 2007, primarily due to an increase in ceding commission rates paid to primary insurers pursuant to terms of reinsurance agreements that were affected by our recent downgrades.

Operating Expenses

Operating expenses were $40.9 million for the three months ended March 31, 2008, an increase of $16.8 million or 69.7%, as compared to $24.1 million in the comparable period in 2007. Operating expenses for the three months ended March 31, 2008 are comprised of operating expenses of our financial guarantee insurance and reinsurance segments, as well as corporate operating expenses, which consist of costs associated with SCA being a stand-alone public company. Operating expenses of our financial guarantee insurance and reinsurance segments aggregated $33.4 million for the three months ended March 31, 2008, an increase of $13.1 million, as compared to $20.3 million in the same period in 2007. The increase in operating expenses of our financial guarantee insurance and reinsurance segments resulted primarily from severance costs associated with the reduction of our workforce, higher legal costs, and costs incurred due to the suspension of substantially all new business production that would otherwise have been deferred. During the three months ended March 31, 2008 we reported corporate operating expenses of $7.5 million, an increase of $3.7 million, as compared to the $3.8 million in the same period of 2007. Corporate expenses increased almost entirely due to legal and consulting expenses.

Minority Interest–Dividends on XLFA Redeemable Preferred Shares

Dividends on redeemable preferred shares were $1.5 million for the three months ended March 31, 2008, an increase of $0.4 million, as compared to $1.1 million recorded during the same period in 2007. The increase was due to the dividend on XLFA’s Series B Preferred Shares of $0.7 million, which were issued during the current quarter, offset by a decrease in XLFA’s Series A Redeemable Preferred Shares (the “Series A Preferred Shares”) of $0.3 million. See “—Liquidity Resources—XLFA Capital Facility” and “—Liquidity Resources—XLFA Series A Preferred Shares Extraordinary Dividend and Redemption” elsewhere herein.

Dividends on SCA Series A Preference Shares

Because dividends on our SCA Series A Preference Shares are non-cumulative and the declaration of such dividends are subject to the discretion of our Board of Directors, under GAAP such dividends can only be recognized when declared by our Board of Directors and may not be accreted ratably over each fiscal year. In addition, because the governing documents underlying the SCA Series A Preference Shares provide for semi-annual dividends, dividends will only be recognized during the first and third quarters of each fiscal year, if declared by the Board of Directors. Our Board of Directors did not declare a dividend during the three months ended March 31, 2008 or at its most recent board meeting on May 6, 2008.

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

As of March 31, 2008, our consolidated fixed-income portfolio consisted of debt securities, short-term investments and cash and cash equivalents with a carrying value of $2.4 billion, $3.9 million and $0.5 billion, respectively. Our debt securities are designated as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The fixed-income portfolio is reported at fair value in accordance with SFAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. Short-term investments consist of securities with maturities equal to or greater than 90 days but less than one year at time of purchase.

The average duration of our investment portfolio was 3.0 years as of March 31, 2008, as compared to 3.3 years as of December 31, 2007.

Our fixed-income portfolio is exposed to credit and interest rate risk. As of March 31, 2008, the fair value of our fixed-income portfolio was approximately $2.8 billion, as compared to approximately $2.7 billion as of December 31, 2007.

The table below shows the percentage of our fixed-income portfolio (excluding cash and cash equivalents) by credit rating as of March 31, 2008:

Credit Rating(1):	Total
AAA	71.0%
AA	15.6%
A	12.5%
BBB	0.9%

Total	100.0%

(1)	As of March 31, 2008, the average credit quality of our fixed-income portfolio was “AA+”. Ratings represent S&P classifications. If S&P classifications are unavailable, Moody’s ratings are used.

As of March 31, 2008, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented 11.1% of the total fixed-income portfolio and approximately 45.5% of all corporate holdings. As of March 31, 2008, none of our corporate holdings exceeded 1.5% of our total fixed-income portfolio.

Our fixed-income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed-income security to changes in interest rates. We manage interest rate risk by setting duration targets for our investment portfolio, thus mitigating the overall economic effect of interest rate risk. We remain nevertheless exposed to accounting interest rate risk since the assets are marked-to-market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as of March 31, 2008 would have decreased the fair value of our fixed-income portfolio by approximately 3.0%, or $84.0 million.

The following table summarizes our consolidated investment portfolio as of March 31, 2008:

(U.S. dollars in thousands)	As of March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities
Mortgage-backed and asset-backed securities(1)	$1,324,317	$17,789	$(14,001)	$1,328,105
U.S. government and government agencies	303,786	20,437	—	324,223
Corporate	683,838	13,921	(3,502)	694,257
Non-U.S. sovereign government	14,847	324	—	15,171
U.S. states and political subdivisions of the states	821	2	(13)	810

Total debt securities	$2,327,609	$52,473	$(17,516)	$2,362,566

Short-term investments
Total short-term investments	$3,892	$—	$—	$3,892

(1)

Includes securities backed by subprime home equity loans with an aggregate fair value of approximately $9.1 million (amortized cost $9.4 million) at March 31, 2008. These securities were rated “triple A” by S&P and had an average life to maturity of approximately 6 months at March 31, 2008.

The amortized cost and estimated fair value of debt securities and short-term investments available for sale as of March 31, 2008, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. dollars in thousands)	As of March 31, 2008
	Amortized Cost	Fair Value
Due within one year	$58,255	$58,383
Due after one through five years	564,403	578,330
Due after five through ten years	344,907	359,440
Due after ten years	39,619	42,200

Mortgage-backed and asset-backed securities.	1,324,317	1,328,105

Total	$2,331,501	$2,366,458

The following table presents the aggregate gross unrealized losses and fair values by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2008.

(U.S. dollars in thousands)	As of March 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage and asset-backed securities.	$276,597	$(6,592)	$198,616	$(7,409)	$475,213	$(14,001)
Corporate.	161,455	(3,116)	18,194	(386)	179,649	(3,502)
U.S. States and political subdivisions	438	(13)	—	—	438	(13)

Total debt securities and short-
term investments	$438,490	$(9,721)	$216,810	$(7,795)	$655,300	$(17,516)

Of the non-U.S. government securities in a continuous unrealized loss position for 12 months or more (which excludes $0.1 million of unrealized losses on securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corp which are included in “Mortgage and Asset-Backed Securities” in the above table), 95.0%, 99.8% and 100% are rated “AAA,” “AA–” or better, or “A–” or better, respectively, of the total unrealized loss in such category. In addition, of the non-government securities in a continuous unrealized loss position for

12 months or more, securities aggregating 66% of the total unrealized loss in such category have a price decline of less than 6% from their amortized cost and 34% have a price decline greater than 6% but less than 10% of their amortized cost as of March 31, 2008.

Liquidity and Capital Resources

Recent Developments

The maintenance of triple-A ratings has been fundamental to our historical business plan and business activities. However, adverse developments in the credit markets generally and the mortgage markets specifically in the second half of 2007 that rapidly accelerated in the fourth quarter of 2007 and continued through the first quarter of 2008 have had a material adverse effect on our business, results of operations and financial condition. These effects include rating agency downgrades of, and significant provisions for losses and loss adjustment expenses associated with, certain of the RMBS and ABS CDOs guaranteed by us. As a result, the capital requirements for maintaining our historic triple-A ratings from each of the three rating agencies (Moody’s, Fitch and S&P) increased materially.

Subsequently, all three rating agencies took the negative rating actions, described below, which have caused us to suspend writing substantially all new business resulting in the loss of future incremental earnings and cash flow.

•

On February 25, 2008, S&P downgraded the IFS, financial enhancement and issuer credit ratings of XLCA, XLCA-UK and XLFA to “A–” from “AAA” and each remains on CreditWatch with negative implications. S&P also announced on that date that under its updated theoretic bond insurance stress case scenario, our total after-tax net loss in our guarantees of RMBS and CDOs is estimated by it to be approximately $2.8 billion, which, we believe, would result in a capital shortfall of approximately $1.8 billion at S&P’s “AAA” ratings level.

•

On March 4, 2008, Moody’s placed the “A3” IFS ratings of XLCA, XLCA-UK and XLFA on review for possible downgrade. Previously, on February 7, 2008, among other actions, Moody’s downgraded the IFS ratings of XLCA, XLCA-UK and XLFA to “A3” (Negative Outlook) from “Aaa.” Moody’s also noted on that date that, under its analysis, the capitalization required to cover losses at the “Aaa” target level would exceed $6 billion compared to Moody’s estimate of SCA’s current claims paying resources of $3.6 billion.

•

On March 26, 2008, Fitch downgraded the IFS rating of XLCA, XLCA-UK and XLFA to “BB” (Rating Outlook Negative) from “A” (Rating Watch Negative). Fitch noted that SCA’s then current claims paying resources fall below the targeted IFS rating ranges by the following amounts: “AAA” capital shortfall of $5.6 to $5.9 billion; “AA” capital shortfall of $3.9 to $4.5 billion; “A” capital shortfall of $1.3 to $2.5 billion; and “BBB” capital shortfall of $600 million to $1.2 billion. Previously, on January 23, 2008, Fitch had downgraded the IFS ratings of XLCA, XLCA- UK and XLFA to “A” (Rating Watch Negative) from “AAA.”

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

In addition, under certain of our agreements with ceding companies and counterparties, in the event of a ratings downgrade of our operating subsidiaries (which has already occurred) or other trigger events, the ceding companies or counterparties that have ceded or transferred business to us generally have the right (subject to applicable cure periods) to a stipulated increase in ceding commissions (which has and will continue to adversely affect our liquidity) or to commute such cessions or transfers and take back all or a fixed percentage of all in-force business that has been ceded or transferred by such companies or counterparties to us. In the event of a commutation, we would be required to return to the ceding company or counterparty all or a portion of the statutory unearned premium in respect of such business at such time. While no request has been made to date, if all of our ceding companies or counterparties took back such business subject to these triggers, we estimate the amount of statutory unearned premium to be returned to be approximately $138.7 million, net of commission, as of March 31, 2008 and that we would record a charge of approximately $20.9 million in its financial statements prepared in accordance with GAAP due to the different basis upon which premium revenue is earned under GAAP as compared to statutory accounting practices. If such business were commuted due to the aforementioned circumstances, in addition to the aforementioned charge, our future earnings would be adversely affected by the amount of returned unearned premium, as well as the loss of any future installment premiums that we would have received in the future from such returned business. However, we believe such an event would also: (i) reduce the amount of capital we are required to maintain by rating agencies to support our business, which we estimate to be approximately $250.0 million to $400.0 million depending on the rating agency, and (ii) reduce, by approximately $235.0 million, the amount of letters of credit we maintain for the benefit of the reinsured primary companies. During the three months ended March 31, 2008, we accrued a liability for additional ceding commissions payable to its ceding companies and counterparties pursuant to that discussed above in the amount of $44.8 million.

We believe our liquidity resources are sufficient to fund our obligations and our statutory capital is sufficient to comply with our regulatory solvency requirements for at least the next twelve months, notwithstanding the suspension of writing substantially all new business, the downgrades of our ratings by the rating agencies, the significant reserves for losses and loss adjustment expenses that we have recorded on our guarantees of obligations supported by mortgage loan collateral, and the dislocation in the credit markets that we operate in. However, XLFA entered into an undertaking with the BMA, pursuant to which, among other things, XLFA agreed to consult with the BMA prior to paying or declaring any dividends. See “—Overview of Our Business—Recent Regulatory Developments.”

Ceded Reinsurance Recoverables

We manage our in-force portfolio of guaranteed obligations based on, and to comply with, regulatory and rating agency single-risk limits and internal credit guidelines. Single-risk limits are designed to avoid concentration in single names and to mitigate event risk and are calculated as a percentage of capital. For transactions that exceed these limits or guidelines, we will transfer the excess to XLI, XL RE AM, or other third-parties through reinsurance or back-to-back derivative transactions. Generally, all such reinsurance is structured as facultative quota share reinsurance in which the reinsurer is liable to us for its quota share of the applicable policies that we issue, regardless of when the loss occurs. The back-to-back derivative transfers are structured in the same manner. Accordingly, related reserves for unpaid losses and loss adjustment expense (including unallocated loss reserves) and the anticipated claims and recoveries, are transferred in accordance with such contracts. Through such transfers, we gain greater flexibility to manage large single risks and reduce concentration in specific bond sectors and geographic regions. To the extent that we transfer a portion of our exposure to one or more companies, we can reduce our concentration to particular issuers and help to manage the diversification of our credit portfolio. In addition, such transfers can increase our capacity to write new business and strengthen our capital adequacy ratios.

The following tables present, by reinsurer/counterparty, the amount of our in-force principal/notional exposure transferred to such reinsurer/counterparty as of March 31, 2008 and December 31, 2007:

(in millions, except percentages)	As of March 31, 2008			As of December 31, 2007
	Ceded Par Exposure	% Of Gross Par Exposure	Reinsurance Balances Recoverable	Ceded Par Exposure	% Of Gross Par Exposure	Reinsurance Balances Recoverable
XLI	$4,377.5	2.5%	$232.4	$4,611.0	2.5%	$230.6
XL RE AM	1,184.4	0.7%	12.2	1,402.7	0.8%	12.1
AAA Companies(1)	1,806.4	1.1%	9.0	2,598.7	1.4%	10.0
AA Companies and others(2)	4,419.3	2.6%	23.5	4,439.7	2.4%	14.2

Total	$11,787.6	6.9%	$277.1	$13,052.1	7.1%	$266.9

(1)	“AAA Companies” means those firms that have both an “AAA” rating from S&P and an “Aaa” rating from Moody’s.

(2)

“AA Companies and others” means those firms (other than XLI) that have either an “AA” category rating from S&P and/or an “Aa” category rating from Moody’s or have an investment grade rating but do not have a financial enhancement rating from S&P.

(in millions, except percentages)	As of March 31, 2008			As of December 31, 2007
	Transferred Notional Exposure	% Of Gross Notional Exposure	Recoverables Recorded In Derivative Assets	Transferred Notional Exposure	% Of Gross Notional Exposure	Recoverables Recorded In Derivative Assets
XLI	$251.8	0.1%	$98.9	$527.0	0.3%	$110.6
XL RE AM	1,086.2	0.6%	40.0	1,234.3	0.7%	40.3
AAA Companies(1)	2,153.1	1.3%	33.8	2,253.3	1.2%	34.9
AA Companies and others(2)	1,459.1	0.9%	—	1,621.5	0.9%	—

Total	$4,950.2	2.9%	$172.7	$5,636.1	3.1%	$185.8

(1)	“AAA Companies” means those firms that have both an “AAA” rating from S&P and an “Aaa” rating from Moody’s.

(2)

“AA Companies and others” means those firms (other than XLI) that have either an “AA” category rating from S&P and/or an “Aa” category rating from Moody’s or have an investment grade rating but do not have a financial enhancement rating from S&P.

Under our excess of loss reinsurance agreement with XLI, on March 17, 2008, we ceded to XLI $44.9 million of claims which were paid by us as a result of payment defaults on certain obligations we had guaranteed which are supported by HELOC aand CES mortgage loan collateral. To date, XLI has not paid us all, or any portion, of such ceded paid claims as required by the agreement. In addition to the amount of ceded paid claims under the excess of loss agreement, we have recorded (i) $104.6 million of reinsurance recoverable under the agreement in connection with its reserves for unpaid losses and loss adjustment expenses, and (ii) $97.7 million of recoveries of anticipated claims on our credit derivatives. XLI’s non-payment to us for paid claims ceded to the reinsurance agreement to date or in the future could have a material adverse effect on our liquidity, results of operations and financial condition.

The amount of rating agency capital benefit we receive for the cession/transfer of risk discussed above depends, in part, on the rating of the reinsurer/counterparty. The recent credit crisis has resulted in some of our reinsurers/counterparties being placed on negative watch by the rating agencies. Subsequently, three of our reinsurers were downgraded by Moody’s, resulting in a reduction in the rating agency capital credit we receive from such reinsurance from 80% to 60%. A similar downgrade by S&P to another of our reinsurers has resulted in a reduction in the rating agency capital credit we receive from such reinsurance from 100% to 70%. This has resulted in higher amounts of capital we are required to maintain by the rating agencies to support our ratings. Further declines in the rating of these reinsurers/counterparties and declines in the ratings of other reinsurers/counterparties, may result in even higher amounts of capital we are required to maintain. For example, absent a posting of collateral by a reinsurer/counterparty, should the rating of a reinsurer/counterparty decline below “A” we would receive zero rating agency capital credit for such transferred risk.

XLFA’s reinsurers/counterparties are not required to post collateral to secure the reinsurance/counterparty recoverables from them (but may elect to post collateral for their obligations in lieu of termination or in lieu of an increase in commission allowances) and accordingly, we are subject to their credit risk. In these circumstances we have the right to terminate on a cut-off basis (meaning that the reinsurance/derivative coverage is terminated in full and the reinsurer/counterparty generally is required to return unearned premium) or a run-off basis (meaning that the coverage remains in place for existing policies transferred but no new obligations may be ceded/transferred to the reinsurer/counterparty) at any time by written notice, if we choose to recapture the risk ceded/transferred to these reinsurers/counterparties, which would require us to hold additional capital against these recaptured risks. As a result of any such recapture, we would cease to have coverage for the losses on the transactions formerly ceded/transferred to reinsurers/counterparties.

As an unauthorized reinsurer in the State of New York, XLFA must provide collateral security to XLCA and its other ceding companies for them to receive full regulatory credit for reinsurance. As of

March 31, 2008 and December 31, 2007, XLCA had received full regulatory credit for its reinsurance with XLFA because XLFA posted marketable securities with a market value of approximately $2.0 billion in a trust for the benefit of XLCA. Should XLFA not have sufficient funds to collateralize its obligations fully to XLCA and its other companies from which it has assumed business or issued derivatives, XLCA may not receive full regulatory credit for its reinsurance in the future and therefore may suffer adverse regulatory consequences.

Other Matters

We insured payment of scheduled debt service on sewer revenue warrants issued by Jefferson County, Alabama (the “County”) in 2002, 2003 and 2004. As of March 31, 2008, the outstanding principal amount of such obligations was $1.2 billion ($809.0 million net of reinsurance). Such warrants are secured on a parity basis with other sewer revenue warrants of the County by a pledge of the net revenues of the County’s sewer system. The aggregate principal amount of warrants outstanding at March 31, 2008, including our insured warrants, was approximately $3.2 billion. Our insured warrants include certain variable rate demand warrants in the principal amount outstanding at March 31, 2008 of approximately $740.0 million that are owned by various liquidity banks who purchased them when they were tendered and not remarketed. While owned by the liquidity banks, such warrants bear interest at a special bank rate and are subject to redemption in 16 equal quarterly installments of approximately $46 million plus interest. All such interest and principal payments are insured by us. The first such principal installment was due April 1, 2008. However, with the consent of the liquidity banks the due date thereof was changed to June 1, 2008, with subsequent installments to occur as originally scheduled on July 1, 2008 and quarterly thereafter. Pursuant to certain forbearance agreements with the County, the liquidity banks have agreed, during a specified forbearance period, to forbear from exercising any remedies upon certain defaults, including defaults in the payment of the quarterly principal installments and certain interest amounts. Such forbearance period, which has been extended once, will expire May 15, 2008 unless again extended. There is no assurance any such extension will occur. The County’s sewer system is experiencing severe financial difficulties. In a filing dated February 27, 2008 pursuant to SEC Rule 15c2-12, the County stated it can provide no assurance that net revenues from the sewer system will be sufficient to permit the County to meet the interest rate and amortization requirements related to warrants owned by the liquidity banks. Management continues to monitor this exposure and as new information becomes available we may be required to establish a provision for loss reserves in the future. We may be required to pay claims in the event of a continuing failure to remarket the bonds or a failure to extend the aforementioned forbearance agreements. We estimate that the maximum amount of such claims is approximately $55 million per quarter over the 16-quarter accelerated amortization period. Such amount is before consideration of any recoveries by us under our reinsurance arrangements, which includes excess of loss coverage provided by XLI to the extent available (see discussion above). This estimate is based on the maximum amount of debt service we may have to pay under our policies. Actual amounts of claims we may be required to pay may differ from such estimates and the differences could be material.

On April 5, 2007, we consummated the sale of $250.0 million of our SCA Series A Preference Shares which were offered for sale pursuant to a private placement. Gross proceeds from the offering were $250.0 million, offering costs were $3.4 million, and net proceeds were $246.6 million. The SCA Series A Preference Shares are registered perpetual non-cumulative securities with no fixed maturity date and, if declared by our Board of Directors, will pay a fixed dividend, on a semi-annual basis during the first and third quarters of each fiscal year, at the annualized rate of 6.88% until March 31, 2017. After such date, the SCA Series A Preference Shares, if declared by our Board of Directors, will pay dividends, on a quarterly basis, at a floating rate based on three-month LIBOR plus 2.715%. Dividends on the SCA Series A Preference Shares are non-cumulative and the SCA Series A Preference Shares have a liquidation preference of $1,000 per preference share.

In connection with the sale of the SCA Series A Preference Shares, we entered into a Replacement Capital Covenant (the “Replacement Capital Covenant”), whereby we agreed for the benefit of holders of one or more designated series of our long-term debt securities that we may issue in the future that (i) we will not redeem, exchange or purchase the SCA Series A Preference Shares and (ii) none of our subsidiaries will purchase or exchange the SCA Series A Preference Shares, except, subject to certain limitations, to the extent that the applicable redemption, exchange or purchase price does not exceed a specified amount of cash proceeds from the sale of certain specified qualifying replacement capital securities raised during the period commencing on the 180th calendar day prior to the date of notice of the redemption or the date of purchase. We have made no decision as to whether, or when, we would issue debt securities that would have the benefit of that covenant. While such provisions are in effect, there could be circumstances where we would wish to redeem, exchange or purchase some or all of the SCA Series A Preference Shares but be restricted from doing so. The Replacement Capital Covenant may be terminated if (i) holders of at least a majority by principal amount of the then-effective series of covered debt consent or agree in writing to terminate the Replacement Capital Covenant, (ii) we no longer have outstanding any indebtedness that qualifies as covered debt or (iii) we no longer have any outstanding SCA Series A Preference Shares. In addition, if not earlier terminated, the Replacement Capital Covenant will terminate on March 31, 2047; provided, however, that the March 31, 2047 termination date may be extended at our option. If dividends on the SCA Series A Preference Shares are not paid in an aggregate amount equivalent to dividends for six full quarterly periods, whether or not declared or whether or not consecutive, holders of the SCA Series A Preference Shares will have the right to elect two persons who will then be appointed as additional directors to the board of SCA. Such right will cease upon the earlier to occur of the first date as of which full dividends have been paid for at lease four consecutive periods and the date on which the SCA Series A Preference Shares have been redeemed. At its most recent meeting on May 6, 2008, our Board of Directors did not declare a semi-annual dividend with respect to the SCA Series A Preference Shares.

Liquidity Resources

We define liquidity resources to include our investments in debt securities, short-term investments, cash and cash equivalents, accrued investment income, the capacity for revolving credit loans under our letter of credit and liquidity facility (see “—Letter of Credit and Liquidity Facility” below for details), and with respect to XLFA, our capital credit facility which was fully exercised in February 2008 (see “—XLFA Capital Facility” below for details). At March 31, 2008 and December 31, 2007 our total liquidity resources on a consolidated basis were $3.1 billion and $3.2 billion, respectively. At March 31, 2008 and December 31, 2007, approximately $2.0 billion of our liquidity resources were deposited in a trust for the benefit of XLCA. Adverse developments of our case basis reserves for unpaid losses and loss adjustment expenses on our insured and reinsured in-force business or anticipated claims and recoveries on in-force CDS contracts has required and would in the future require XLFA to deposit additional collateral (marketable securities or cash) in this trust. This has reduced and could further reduce the amount of our resources that are available to satisfy our other obligations.

For the three months ended March 31, 2008, net cash used in operating activities and provided by financing activities were $44.6 million and $198.5 million, respectively. Net cash used in operating activities was attributable to paid claims on RMBS credits of $63.3 million and net cash provided by financing activities was driven from our issuance of XLFA’s Series B Preferred Shares discussed below. Net cash provided by investing activities was $77.4 million, reflective of the receipt of scheduled maturities of debt securities and reinvestment into short-term cash equivalents.

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

The payment of dividends or advances from our insurance subsidiaries is subject to regulatory restrictions. In addition, the ability of our insurance subsidiaries to conduct business depends upon ratings from the rating agencies and, consequently, they are subject to rating agency imposed restrictions which also may affect their ability to pay dividends or make advances. As a result of these regulatory and rating agency restrictions, there can be no assurance that our insurance subsidiaries will be able to pay dividends or make advances, or that any dividends or advances paid by our insurance subsidiaries will be sufficient to fund our cash requirements or that we will not be required to seek external debt or equity financing to meet our operating expenses.

In the ordinary course of business, we evaluate our liquidity resource needs in light of our expenses, our dividend policy, and the dividend paying ability of our insurance subsidiaries. Based on our liquidity resources (as described above) as of March 31, 2008, which aggregated $267.4 million (consisting of $250 million under our letter of credit and liquidity facility described below and $17.4 million of cash) at Security Capital Assurance Ltd on a stand-alone basis, and the income we expect to receive from such liquidity resources, we believe that our holding company will have sufficient liquidity to fund its obligations over the next twelve months. At its most recent meeting on May 6, 2008, our Board of Directors did not declare either a quarterly dividend with respect to our common shares or a semi-annual dividend with respect to our SCA Series A Preference Shares. Any future dividends will be subject to the discretion and approval of the Board of Directors, applicable law and regulatory and contractual requirements.

In connection with our IPO, XLCA and XLFA each passed resolutions that provided that, until the second anniversary of the IPO, each will not declare or grant dividends on its common stock, other than to fund certain parent holding company operating expenses and debt service requirements and, to fund dividends on our preferred stock and “nominal” dividends on our common stock. Subsequently, XLFA passed a superseding resolution for purposes of capital reallocation between our operating subsidiaries permitting the payment of a dividend in the amount of $130 million, the proceeds of which were ultimately contributed to the capital of XLCA on December 31, 2007. In addition, New York Insurance law contains a test governing the amount of dividends that XLCA can pay in any year and, as a result of the application of such test, XLCA cannot currently pay dividends, without notice to, and prior approval from, the New York Superintendent. As a U.S. company paying dividends to a Bermuda holding company, XLCA’s dividends are subject to a 30% withholding tax rate. On December 28, 2007, XLCA issued a surplus note to XLFA in the aggregate principal amount of $75 million maturing on December 31, 2017. The note bears interest at 10% per annum, payable semi-annually on June 30 and December 31 of each year. The note is payable only out of surplus and with the prior approval of the New York State Insurance Department. XLFA is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio, or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, on April 11, 2008, XLFA entered into an undertaking with the BMA, pursuant to which XLFA agreed to consult with the BMA (providing at least ten business days prior notice) before (i) declaring and/or paying any dividend, (ii) distributing any statutory capital, (iii) entering into any intercompany loans or guarantees, (iv) entering into any contracts of insurance or reinsurance and (v) entering into any restructuring or other related transaction to which XLFA is a party. XLFA acknowledged and agreed that there is no assurance that the BMA will not object to or block any proposed action presented to it and XLFA agreed not to proceed if the BMA objects to or seeks to block such action.

Operating Subsidiaries’ Liquidity

Liquidity resources at our operating subsidiaries are primarily used to pay their operating expenses, claims, premiums for reinsurance and purchased credit derivatives, support in-force business, and pay dividends to us, as well as in the case of XLCA to make investments from time to time in its subsidiary, XLCA-UK. Our operating subsidiaries’ principal sources of liquidity resources are their portfolio of liquid assets and their net operating cash flow, as well as, in the case of XLFA, a capital credit facility which was fully exercised in February 2008 (see “—XLFA Capital Facility” below). Liquidity resources can be affected by changes in interest rates and the amount and timing of claim payments as well as the other factors described under “Overview of Our Business—Key Factors Affecting Profitability.”

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

In the direct financial guarantee business underwritten by XLCA, our general practice is not to agree to ratings-based triggers which require the mandatory posting of collateral or which would otherwise have a material adverse impact on our liquidity position. However, from time to time we may elect to post collateral. The transactions which have ratings-based triggers usually require downgrades of several notches before such triggers are breached. Typical consequences for breach of such ratings-based triggers may include (a) loss or sharing of our voting/control rights or (b) optional termination by the counterparty which, if exercised, generally results in the loss of future premium. In many instances, these consequences can be cured by certain corrective actions taken by us at our option within stipulated time periods (with limited exceptions, usually 20 to 30 days). Because of the decline in XLCA’s ratings, holders of our financial guarantees may elect to exercise their rights to terminate our financial guarantees thereby decreasing future premiums payable to us.

The inwards agreements under which XLFA reinsures business and provides credit protection in the form of derivatives contain ratings-based triggers whereby if XLFA is downgraded to a level of “AA+” to “A+” (which given the downgrades of XLFA, subject to the applicable cure provisions in the agreements, have been triggered), depending upon the agreement, the ceding company or counterparty has the right, but not the obligation, to terminate the agreement and take back generally all or a fixed percentage of all transactions transferred under a given agreement. XLFA may generally, but is not obligated to, provide collateral to an extent which gives the primary insurer the ability to obtain full financial credit for our reinsurance or credit protection. If the ceding company or counterparty elects to terminate the agreement on a cut-off basis and depending upon the agreement, XLFA may be required to pay to the ceding company or counterparty the statutory unearned premiums on the policies or contracts and XLFA would forgo any future installment premiums for which its coverage is terminated. If all such third-party agreements, including those with affiliates of FSAH, were terminated on a cut-off basis, we would have to return U.S. statutory unearned premium, net of commissions, of approximately $138.7 million as of March 31, 2008. In addition, under certain of our agreements with ceding companies and counterparties, in the event of a downgrade of XLFA (which has already occurred) or upon the occurrence of other trigger events, the ceding companies or counterparties that have ceded or transferred business to us generally have the right (subject to applicable cure periods) to a stipulated increase in ceding commissions (which has and will continue to adversely affect our liquidity) to a prearranged level in line with the rating of XLFA and any such increases will reduce cash flow from operations. Other termination triggers also exist such as: (i) decline in our policyholders’ surplus of more than 25% from one quarter to the next, (ii) insolvency, (iii) illegality and other standard termination provisions. The ceding company or counterparty typically has the option as to whether policies are terminated on a run-off or cut-off basis.

The outwards agreements under which XLFA and XLCA cede business or transfer risk generally contain ratings-based triggers whereby if XLFA or XLCA, as applicable, is downgraded generally to a level of “AA/Aa2” to “A/A3,” depending upon the agreement, the reinsurer or counterparty has the right, but not the obligation, to terminate the agreement on a run-off basis. Should XLFA and/or XLCA recapture business as noted above, XLFA and XLCA will be required to hold additional capital against this recaptured business. Further, re-recaptured policies or contracts may be policies or contracts where losses are expected or may develop, further increasing our losses.

XLCA

Cash Flows. XLCA reported net cash used in operating activities of $68.5 million for the three months ended March 31, 2008, a $66.5 million increase, as compared to $2.0 million of net cash used in operating activities during the same period in 2007. The increase in XLCA’s net cash used in operations is primarily due to lower business production as compared to the prior year, as a result of suspending the writing of substantially all new business.

XLCA reported net cash provided by investing activities of $8.9 million for the three months ended March 31, 2008, an increase of $21.3 million, as compared to net cash used in investing activities of $12.4 million during the same period in 2007. The decrease is primarily attributable to a decrease in reinvestment of maturity and redemption proceeds. See “—Liquidity Resources” above.

As of March 31, 2008 and December 31, 2007, XLCA had readily marketable debt securities and short-term investments with a carrying value of $456.1 million and $464.1 million, respectively. In addition, at those dates, approximately 97.8% or more of XLCA’s fixed income portfolio was rated “A” or higher.

XLFA provides financial guarantee insurance policies insuring timely payment of investment agreements issued by XL Asset Funding Company I LLC (“XLAF”), a wholly owned subsidiary of XL Capital. These investment agreements contain ratings triggers based on the rating of XLCA, substantially all of which were triggered upon XLCA’s recent downgrades by Moody’s, S&P and Fitch. XLAF may be required to repay or collateralize these investment agreements, and as guarantor of XLAF’s obligations, XLCA may be required to repay these amounts should the assets in XLAF’s investment portfolio prove insufficient or should XLAF otherwise fail to perform its obligations thereunder. To date, XLCA has not had any claim with respect to these investment agreements. Although XLAF is a wholly-owned subsidiary of XL Capital, XL Capital is not contractually obligated to support XLAF under its obligations under the investment agreements. XL Capital has, however, communicated to XLCA and publicly disclosed its intent to settle all such liabilities. As of March 31, 2008 and December 31, 2007, the aggregate face amount of such investment agreements guaranteed by XLCA was $80.1 million and $4.0 billion, respectively. As of April 25, 2008, the remaining aggregate face amount of such investment agreements and XLCA’s exposure was $10.9 million.

While XLCA is currently solvent, it would be an event of default under most of the CDS contracts insured by XLCA if XLCA should become insolvent or placed into rehabilitation, receivership, liquidation or other similar proceedings by a regulator. If there were an event of default or termination event under the CDS contracts guaranteed by XLCA, as a result of XLCA’s insolvency or otherwise, while the event of default or determination event continued, in certain cases the holders of these CDS contracts may have the right to terminate the CDS contracts and to obtain a termination payment from XLCA, based on the market value of the CDS contracts at the time of termination. Under current market conditions this would result in a substantially liability to XLCA, which would be in excess of its ability to pay.

See also “—Ceded Reinsurance Recoverables” above.

XLFA

Cash Flows. XLFA reported net cash provided by operating activities of $28.8 million for the three months ended March 31, 2008, a decrease of $37.4 million, as compared to $66.2 million during the same period in 2007. The decrease is primarily attributable to lower net income, partially offset by higher non-cash charges.

XLFA reported net cash provided by investing activities of $69.4 million for the three months ended March 31, 2008, a decrease of $0.5 million, as compared to $68.9 million during the same period in 2007. Net cash provided by investing activities was primarily a result of investing cash generated from operating activities and financing activities. See “—Liquidity Resources” above.

XLFA reported net cash provided by financing activities of $198.5 million and ($16.1) million for the three months ended March 31, 2008 and 2007, respectively. The current period net cash provided by financing activities reflects the contribution of $200.0 million of net proceeds from the issuance of the Series B Preferred Shares, partially offset by dividends paid to the holders of XLFA Series A Preferred Shares and Series B Preferred Shares.

As of March 31, 2008 and December 31, 2007, XLFA had readily marketable debt securities and short-term investments with a carrying value of $1.9 billion and $2.0 billion, respectively. In addition, at those dates, approximately 99.4% of XLFA’s fixed income portfolio was rated “A” or higher.

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

The Facility contains financial covenants that require that we at any time (a) prior to August 1, 2008, maintain a minimum consolidated net worth (defined as total shareholders’ equity before accumulated other comprehensive income and excluding the effect of any adjustments required under SFAS No. 133) of $857.4 million, (b) on or after August 1, 2008, maintain a minimum consolidated net worth (as defined above) equal to the greater of (1) $857.4 million or (2) an amount equal to 65% of the consolidated net worth (as defined above) as of the end of the then most recent fiscal year or fiscal quarter of SCA for which financial statements shall have been delivered, and (c) maintain a maximum total funded debt-to-total capitalization ratio of 30%. At March 31, 2008, our consolidated net worth (as defined above), as calculated by us in accordance with the Facility, was $1,289.6 million and we had no debt outstanding. The Facility also contains certain covenants, including restrictions on mergers, acquisitions and other business consolidations; the sale of assets; incurrence of indebtedness; liens on our assets; and transactions with affiliates. In addition, the Facility contains certain customary provisions regarding events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to certain other indebtedness, certain events of bankruptcy and insolvency, material judgments, certain events under the Employee Retirement Income Security Act of 1974, as amended, and changes of control. The Facility also requires that we deliver audited financial statements without a “going concern” or like qualification or exception and without any qualification or exception as to the scope of such audit.

As of March 31, 2008, XLFA had letters of credit outstanding under the Facility of $234.8 million, which were established for the benefit of primary insurance companies reinsured by us, as explained below. No revolving loans have been drawn by us under the Facility since its inception. For the three months ended March 31, 2008 and 2007 we incurred expenses of $0.2 million and $0.2 million, respectively, under the Facility.

Primary companies reinsured by us may require us to provide collateral or letters of credit so they can receive reinsurance credit under certain U.S. state laws. In addition, under certain of our reinsurance agreements, we have the option to provide collateral or letters of credit in favor of the primary companies we reinsure in the event of a downgrade of our credit ratings or other events which would diminish the reinsurance credit provided to such primary companies by the rating agencies for our reinsurance. Although our credit ratings were downgraded, as of the date hereof, we have not received a request from any of the primary companies we reinsure to provide collateral or letters of credit and we have not made any determination whether we will provide collateral or letters of credit to such primary companies. As of March 31, 2008, we had $15.2 million of additional letter of credit capacity available.

XLFA Capital Facility

In December 2004, XLFA entered into a put option agreement and an expense reimbursement agreement (the “Asset Trust Expense Reimbursement Agreement”) with Twin Reefs Asset Trust (the “Asset Trust”). The put option agreement provides XLFA with the irrevocable right to require the Asset Trust at any time and from time to time to purchase XLFA’s non-cumulative perpetual Series B Preferred Shares with an aggregate liquidation preference of up to $200 million. There is no limit to the number of times that XLFA may exercise the put option, redeem the Series B Preferred Shares from the

Asset Trust and exercise the put option again. XLFA is obligated to reimburse the Asset Trust for certain fees and ordinary expenses. To the extent that any Series B Preferred Shares are put to the Asset Trust and remain outstanding, a corresponding portion of such fees and ordinary expenses will be payable by XLFA pursuant to the Asset Trust Expense Reimbursement Agreement. The put option agreement is perpetual but would terminate on delivery of notice by XLFA on or after December 9, 2009, or under certain defined circumstances, such as the failure of XLFA to pay the put option premium when due or bankruptcy. The premium payable by XLFA is the sum of certain trustee and investment managers expenses, the distribution of income paid to holders of the pass- through trust securities, less the investment yield on the eligible assets purchased using the proceeds originally raised from the issuance of the pass-through securities. The eligible securities (which are generally high-grade investment securities) are effectively held in trust to be used to fund the purchase of any Series B Preferred Shares upon exercise of the put.

XLFA’s Series B Preferred Shares were created in conjunction with the establishment of the Asset Trust. The Series B Preferred Shares are non-cumulative redeemable perpetual preferred shares with a par value of $120 per share. The Series B Preferred Shares rank prior to XLFA’s common shares and Series A Preferred Shares and have a liquidation preference of $100,000 each. In the event that XLFA exercises its put option to the Asset Trust and the Series B Preferred Shares are issued, the holders of outstanding Series B Preferred Shares shall be entitled to receive, in preference to the holders of XLFA’s common shares and Series A Preferred Shares, cash dividends at a percentage rate per Series B Preferred Share as follows:

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

On February 11, 2008, XLFA exercised the put option, for the first time since the inception of the facility, to issue $200 million of the Series B Preferred Shares which, if declared, by XLFA’s Board of Directors, will pay monthly dividends as discussed above. On February 26, 2008, XLFA’s Board of Directors declared dividends on the Series B Preferred Shares at the applicable rate for the next three monthly periods and on May 6, 2008, XLFA elected to declare dividends on the Series B Preferred Shares at the required rate for the succeeding month.

XLFA Series A Preferred Shares Extraordinary Dividend and Redemption

On February 27, 2007, the Board of Directors of XLFA approved: (i) an extraordinary dividend of $15.0 million on its Series A Preferred Shares, and (ii) a reduction in the stated value of the remaining outstanding Series A Preferred Shares by a corresponding amount. Payment of the extraordinary dividend and the reduction in the stated value of the Series A Preferred Shares occurred on March 30, 2007. This transaction was accounted for as a redemption of the preferred shares. As a result of the reduction in stated value, dividends on the Series A Preferred Shares will be $0.8 million quarterly subsequent to March 31, 2007 as compared to $1.1 million per quarter prior thereto. At any time after November 3, 2008, the holders of XLFA’s Series A Preferred Shares may require XLFA to redeem their Series A Preferred Shares. XLFA’s Series A Preferred Shares may also be required to be redeemed upon the occurrence of a change of control. The redemption price for all of the Series A Preferred Shares is $39.0 million.

Recent Accounting Pronouncements

Proposed Statement of Financial Accounting Standards (“SFAS”), Accounting for Financial Guarantee Insurance Contracts

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued Proposed SFAS, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). This proposed Statement would clarify how SFAS 60 applies to financial guarantee insurance contracts. The FASB Board concluded redeliberations of the proposed Statement on January 30, 2008 and expects to issue a final Statement in the second quarter of 2008. This proposed Statement, among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. Under the proposed Statement, a claim liability on a financial guarantee insurance contract would be recognized when the insurance enterprise expects that a claim loss will exceed the unearned premium revenue (liability) for that contract based on expected cash flows. The discount rate used to measure the claim liability would be based on the risk-free market rate and updated each quarter. Premium revenue recognition, under the proposed Statement, will be based on applying a fixed percentage of the premium to the amount of outstanding exposure at each reporting date (referred to as the level-yield approach). In addition, in regard to financial guarantee insurance contracts where premiums are received in installments the proposed Statement requires that an insurance enterprise should recognize an asset for the premium receivable and a liability for the unearned premium revenue at inception of a financial guarantee insurance contract and, that such recognition should be based on the following:

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

We expect that the initial effect of applying the provisions of the Statement as currently proposed will be material to the our financial statements. In particular, we expect that implementation of this guidance as currently proposed would cause us to de-recognize some or all of its reserves for unallocated losses and loss adjustment expenses and preclude it from providing such reserves in the future (see note 11 to the unaudited interim consolidated financial statements).

The final Statement is expected to be effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. In addition, beginning the first quarter after issuance of the final Statement, an insurance enterprise will be required to make certain disclosures describing our guarantees that are being closely monitored as a result of deterioration or other adverse developments.

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. We adopted the provisions of SFAS 157 on January 1, 2008. See “—Critical Accounting Policies and Estimates—Valuation of Derivative Financial Instruments” for disclosure of the effect of adoption, as well as note 4 and note 7 to the unaudited interim consolidated financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides us an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 was effective for us on January 1, 2008. We did not elect to report any financial assets and liabilities at fair value under SFAS 159.

Proposed FASB Staff Position EITF 03-6-a, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”

In October 2006, the FASB issued proposed FASB Staff Position EITF 03-6-a, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FASB Staff Position (“FSP”) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share.” A share- based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this proposed FSP would be effective in the first reporting period beginning after the FASB posts the final FSP to its website. All prior period EPS data will have to be adjusted retrospectively to reflect the provisions of the FSP. Under the terms of our restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return such dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP will have an effect on our EPS calculations should the FASB issue the proposed guidance as final during 2008. We will continue to evaluate the effect of this guidance.

EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit with respect to dividends or dividend equivalents for non-vested restricted shares or restricted share units that are paid to employees be recorded as an increase to additional paid-in-capital. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, with early adoption permitted. We adopted EITF Issue No. 06-11 on January 1, 2008 and it did not have a material effect on our financial statements.

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133”

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. SFAS 161 is not expected to have any effect on our results of operations or financial position.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report includes forward-looking statements that reflect our current views with respect to future events and financial performance. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements.

We believe that these factors include, but are not limited to, those listed under “Risk Factors” as well as the following:

•

the outcome of the ongoing rating assessments for all bond insurers, including us, by Fitch, Moody’s and S&P, the outcome of our discussions with Fitch, Moody’s and S&P, and our ability to successfully address any capital requirements within required timeframes;

•

the impact of the recent ratings actions on us announced on March 26, 2008 by Fitch, March 4, 2008 by Moody’s, and February 25, 2008 by S&P, including the downgrades of the IFS ratings of XLCA, XLCA-UK and XLFA;

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

•	developments in the world’s financial and capital markets that adversely affect the performance of our investments and our access to such markets;

•	changes in, or termination of, our ongoing reinsurance agreements with our subsidiaries, XL Capital or affiliates of FSAH;

•	changes in regulation or tax laws applicable to us or our customers or suppliers such as our reinsurers;

•	changes in the rating agencies’ views on third-party inward reinsurance;

•	changes in the availability, cost or quality of reinsurance or retrocessions, including a material adverse change in the ratings of our reinsurers or retrocessionaires;

•	changes with respect to XL Capital (including changes in its ownership percentage in us) or our relationship with XL Capital or other changes in our operations and ownership as we mature;

•	changes in accounting policies or practices or the application thereof;

•	changes in the officers of our company or our subsidiaries;

•	legislative or regulatory developments;

•	changes in general economic conditions, including inflation, interest rates, foreign currency exchange rates and other factors; and

•	the effects of business disruption or economic contraction due to war, terrorism or natural or other catastrophic events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under “Part II. Item 7A—Quantitative an Qualitative Disclosures About Market Risk”set forth in our Annual Report on Form 10-K.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no material change in the information reported under “Part I. Item 3—Legal Proceedings” set forth in our Annual Report on Form 10-K, except that on March 19, 2008, MLI filed a complaint in a New York federal court challenging the effectiveness of our terminations of seven CDS contracts. On March 31, 2008, we filed a counterclaim seeking a judgment from the court that our terminations were effective and an award of damages for MLI’s failure to make certain termination payments under the ML CDS Contracts. On April 18, 2008, MLI filed a motion for summary judgment which we will oppose and which is scheduled to be argued to the court on June 4, 2008. The court has also entered a scheduling order under which the case will be ready for trial in September 2008.

ITEM 1A. RISK FACTORS

There is no material change in the information reported under “Part I. Item 1A—Risk Factors” set forth in our Annual Report on Form 10-K, except the following.

Accelerated amortization of bonds issued by Jefferson County, Alabama that we guarantee could have a material adverse impact on our results of operations, cash flows and liquidity.

We insured payment of scheduled debt service on sewer revenue warrants issued by Jefferson County, Alabama (the “County”) in 2002, 2003 and 2004. As of March 31, 2008, the outstanding principal amount of such obligations was $1.1 billion ($805.0 million net of reinsurance). Such warrants are secured on a parity basis with other sewer revenue warrants of the County by a pledge of the net revenues of the County’s sewer system. The aggregate principal amount of warrants outstanding at March 31, 2008, including our insured warrants, is approximately $3.2 billion. Our insured warrants include certain variable rate demand warrants in the principal amount outstanding at March 31, 2008 of approximately $740.0 million that are owned by various liquidity banks who purchased them when they were tendered and not remarketed. While owned by the liquidity banks, such warrants bear interest at a special bank rate and are subject to redemption in 16 equal quarterly installments of approximately $46 million plus interest. All such interest and principal payments are insured by us. The first such principal installment was due April 1, 2008. However, with the consent of the liquidity banks the due date thereof was changed to June 1, 2008, with subsequent installments to occur as originally scheduled on July 1, 2008 and quarterly thereafter. Pursuant to certain forbearance agreements with the County the liquidity banks have agreed, during a specified forbearance period, to forbear from exercising any remedies upon certain defaults, including defaults in the payment of the quarterly principal installments and certain interest amounts. Such forbearance period, which has been extended once, will expire May 15, 2008 unless again extended. There is no assurance any such extension will occur. The County’s sewer system is experiencing severe financial difficulties. In a filing dated February 27, 2008 pursuant to SEC Rule 15c2-12, the County stated it can provide no assurance that net revenues from the sewer system will be sufficient to permit the County to meet the interest rate and amortization requirements related to warrants owned by the liquidity banks. Management continues to monitor this exposure and as new information becomes available we may be required to establish a provision for loss reserves in the future. In addition, we may be required to pay claims in the event of a continuing failure to remarket the bonds or a failure to extend the aforementioned forbearance agreements. We estimate that the maximum amount of such claims is approximately $55 million per quarter over the 16-quarter accelerated amortization period. Such amount is before consideration of any recoveries by us under our reinsurance arrangements, which includes excess of loss coverage provided by XLI to the extent available (see risk factor below). This estimate is based on the maximum amount of debt service we may have to pay under our policies. Actual amounts of the claims we may be required to pay may differ from such estimates and the differences could be material.

XLI’s non-payment to XLFA for paid claims ceded pursuant to their reinsurance agreement could have a material adverse effect on our liquidity, results of operations and financial condition.

Under its excess of loss reinsurance agreement with XLI (see note 8 to the unaudited interim consolidated financial statements), on March 17, 2008, XLFA ceded to XLI $44.9 million of claims which were paid by XLFA as a result of payment defaults on certain obligations it had guaranteed which are supported by HELOC or CES mortgage collateral. To date, XLI has not paid XLFA all, or any portion, of such ceded paid claims as required by the agreement. In addition to the amount of ceded paid claims under the excess of loss agreement, we have recorded (i) $106.0 million of reinsurance recoverable under the agreement in connection with XLFA’s reserves for unpaid losses and loss adjustment expenses, and (ii) $97.7 million of recoveries of anticipated claims on XLFA’s credit derivatives. XLI’s non-payment to XLFA for paid claims ceded to the reinsurance agreement to date or in the future could have a material adverse effect on our liquidity, results of operations and financial condition.

Certain of XLFA’s actions are subject to BMA approval.

On April 11, 2008, XLFA entered into an undertaking with the BMA pursuant to which XLFA agreed to consult with the BMA (providing at least ten business days prior notice) before (i) declaring and/or paying any dividend, (ii) distributing any statutory capital, (iii) entering into any intercompany loans or guarantees, (iv) entering into any contracts of insurance or reinsurance and (v) entering into any restructuring or other related transaction to which XLFA is a party. XLFA acknowledged and agreed that there is no assurance the BMA would not object to or block any proposed action presented to it and XLFA agreed not to proceed if the BMA objects to or seeks to block such action.

Failure by us to pay dividends on its Series A Preference Shares could have a material adverse effect on the common shareholders board representation.

If dividends on the SCA Series A Preference Shares are not paid in an aggregate amount equivalent to dividends for six full quarterly periods, whether or not declared or whether or not consecutive, holders of the SCA Series A Preference Shares will have the right to elect two persons who will then be appointed as additional directors to the board of SCA. Such right will cease upon the earlier to occur of the first date as of which full dividends have been paid for at lease four consecutive periods and the date on which the SCA Series A Preference Shares have been redeemed.

Our shares may be de-listed from the New York Stock Exchange.

On April 3, 2008, the New York Stock Exchange (“NYSE”) advised SCA that its common shares were “below criteria” for the average price of a security. According to the NYSE’s price criteria for common shares, a company is considered to be below compliance standards if the average closing price of a security is less than $1.00 over a consecutive 30 trading-day period. As of April 1, 2008, our common shares reached a 30 trading-day average closing price of $0.98. We notified the NYSE on April 8, 2008 that it intends to seek to cure the average price deficiency to maintain its listing. There can be no assurance that we will be successful in maintaining its listing with the NYSE.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1

Amended and Restated Employment Agreement, dated May 8, 2008, between Security Capital Assurance Ltd and Paul S. Giordano (incorporated by reference to Security Capital Assurance Ltd’s Report on Form 8-K, filed on May 8, 2008).

31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL ASSURANCE LTD (Registrant)
Date: May 12, 2008	/s/ PAUL S. GIORDANO Paul S. Giordano President, Chief Executive Officer and Director (Principal Executive Officer)
Date: May 12, 2008	/s/ DAVID P. SHEA David P. Shea Executive Vice President and Chief Financial Officer (Principal Financial Officer)