Form 10-Q
period 2008-06-30
Security Capital Assurance Ltd
filed 2008-08-11
CIK 1358164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 001-32950

SYNCORA HOLDINGS LTD.
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

As of August 8, 2008, there were 65,292,086 outstanding Common Shares, $0.01 par value per share, of the registrant.

SYNCORA HOLDINGS LTD.
INDEX TO FORM 10-Q

	PART I. FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:
	Interim Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	3
	Interim Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three Months Ended June 30, 2008 and 2007 (Unaudited) and the Six Months Ended June 30, 2008 and 2007 (Unaudited)	4
	Interim Consolidated Statements of Shareholders’ (Deficit) Equity for the Six Months Ended June 30, 2008 and 2007 (Unaudited)	5
	Interim Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (Unaudited)	6
	Notes to Unaudited Interim Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	96
Item 4.	Controls and Procedures	96
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	97
Item 1A.	Risk Factors	98
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	101
Item 3.	Defaults Upon Senior Securities	101
Item 4.	Submission of Matters to a Vote of Security Holders	101
Item 5.	Other Information	102
Item 6.	Exhibits	103
	Signatures	104

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNCORA HOLDINGS LTD.
INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except per share amounts)

	(Unaudited) As of June 30, 2008	As of December 31, 2007
ASSETS
Debt securities available for sale, at fair value (amortized cost: 2008—$2,250,187; 2007—$2,412,420)	$2,245,556	$2,431,009
Cash and cash equivalents	488,618	249,116

Total cash and invested assets	2,734,174	2,680,125
Accrued investment income	20,055	21,039
Deferred acquisition costs	98,856	108,117
Prepaid reinsurance premiums	94,614	101,122
Premiums receivable	25,861	24,494
Reinsurance balances receivable	104,339	—
Reinsurance balances recoverable on unpaid losses	140,849	266,945
Intangible assets—acquired licenses	—	11,529
Derivative assets	457,354	354,596
Other assets	49,634	36,128

Total assets	$3,725,736	$3,604,095

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$750,177	$402,519
Deferred premium revenue	749,048	927,385
Derivative liabilities	2,239,760	1,700,695
Reinsurance premiums payable	66,952	36,485
Accounts payable, accrued expenses and other liabilities	42,870	70,948

Total liabilities	3,848,807	3,138,032
Commitments and contingencies
Minority interest
Series A redeemable preferred shares of subsidiary	39,000	39,000
Series B non-cumulative perpetual preferred shares of subsidiary	20,000	—

Total minority interest	59,000	39,000

Shareholders’ (Deficit) Equity
Series A perpetual non-cumulative preference shares—(Par value $0.01 per share; 250,000 shares authorized; shares issued and outstanding—250,000)	246,593	246,593

Common shares—(Par value $0.01 per share; 500,000,000 shares authorized; shares issued and outstanding—at June 30, 2008: 65,062,671 at December 31, 2007: 65,293,543)	998,410	994,569
Accumulated deficit	(1,421,559)	(831,900)
Accumulated other comprehensive (loss) income	(5,515)	17,801

Total common shareholders’ (deficit) equity	(428,664)	180,470

Total shareholders’ (deficit) equity	(182,071)	427,063

Total liabilities, minority interest and shareholders’ (deficit) equity	$3,725,736	$3,604,095

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SYNCORA HOLDINGS LTD.
INTERIM CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(U.S. dollars in thousands, except per share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Net premiums earned	$121,047	$45,013	$179,400	$83,915
Net investment income	31,525	30,263	63,852	56,388
Net realized losses on investments	(6,074)	(1,654)	(7,687)	(1,542)
Change in fair value of derivatives
Realized gains and losses and other settlements	16,383	9,179	214,321	16,656
Unrealized losses	(142,062)	(23,045)	(436,306)	(30,991)

Net change in fair value of derivatives	(125,679)	(13,866)	(221,985)	(14,335)
Fee income and other	2,231	85	2,231	85

Total revenues	23,050	59,841	15,811	124,511

Expenses
Net losses and loss adjustment expenses	455,647	2,158	497,135	340
Acquisition costs, net	6,168	3,779	11,847	7,749
Operating expenses	51,353	26,553	92,256	50,623

Total expenses	513,168	32,490	601,238	58,712

(Loss) income before income tax and minority interest	(490,118)	27,351	(585,427)	65,799
Income tax expense	—	632	—	711

(Loss) income before minority interest	(490,118)	26,719	(585,427)	65,088
Minority interest—dividends on preferred shares of subsidiary	2,749	804	4,232	1,918

Net (loss) income	(492,867)	25,915	(589,659)	63,170
Dividends on Series A perpetual non-cumulative preference shares	—	—	—	—

Net (loss) income available to common shareholders	$(492,867)	$25,915	$(589,659)	$63,170

(Loss) earnings per share:
Basic	$(7.67)	$0.40	$(9.18)	$0.98
Diluted	$(7.67)	$0.40	$(9.18)	$0.98
Weighted-average common shares outstanding:
(Shares in thousands)
Basic	64,259	64,136	64,236	64,136
Diluted	64,259	64,507	64,236	64,423
Comprehensive (loss) income:
Net (loss) income	$(492,867)	$25,915	$(589,659)	$63,170
Currency translation adjustments	(132)	—	(96)	—
Change in unrealized appreciation of investments, net of deferred tax expense	(38,887)	(28,203)	(23,220)	(21,832)

Total comprehensive (loss) income	$(531,886)	$(2,288)	$(612,975)	$41,338

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SYNCORA HOLDINGS LTD.
INTERIM CONSOLIDATED
STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(U.S. dollars in thousands)

	(Unaudited) Six Months Ended June 30, 2008	(Unaudited) Six Months Ended June 30, 2007
Series A perpetual non-cumulative preference shares
Balance—beginning of year	$246,593	$—
Issuance of Series A perpetual preference shares	—	246,583

Balance—end of period	246,593	246,583

Common shares
Balance—beginning of year	994,569	988,444
Adjustment for issuance costs related to initial public offering	—	(250)
Restricted stock and stock options	3,841	2,645
Capital contributions	—	239

Balance—end of period	998,410	991,078

Accumulated (deficit) retained earnings
Balance—beginning of year	(831,900)	397,781
Net (loss) income	(589,659)	63,170
Dividends on common shares	—	(2,588)

Balance—end of period	(1,421,559)	458,363

Accumulated other comprehensive (loss) income
Balance—beginning of year	17,801	(19,705)
Currency translation adjustments	(96)	—
Net change in unrealized appreciation of investments	(23,220)	(21,832)

Balance—end of period	(5,515)	(41,537)

Total common shareholders’ (deficit) equity	(428,664)	1,407,904

Total shareholders’ (deficit) equity	$(182,071)	$1,654,487

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SYNCORA HOLDINGS LTD.
INTERIM CONSOLIDATED
STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited) Six Months Ended June 30,
	2008	2007
Cash provided by operating activities:
Net (loss) income	$(589,659)	$63,170

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized losses on investments	7,687	1,542
Impairment of intangible assets—acquired licenses	11,529	—
Net unrealized losses on derivatives	436,306	30,991
Realized gain from exercise of option under capital facility	(179,559)	—
Amortization of premium on bonds	1,527	871
Minority interest—dividends on preferred shares of subsidiary	4,232	1,918
Deferred tax expense	—	2,163
Decrease (increase) in accrued investment income	984	(1,673)
Decrease (increase) in deferred acquisition costs	9,261	(11,566)
Decrease (increase) in prepaid reinsurance premiums	6,508	(19,723)
Increase in premiums receivable	(1,367)	(7,684)
Increase in reinsurance balances receivable	(104,339)	—
Decrease in reinsurance balances recoverable on unpaid losses	126,096	5,690
Increase (decrease) in unpaid losses and loss adjustment expenses	347,658	(5,725)
(Decrease) increase in deferred premium revenue	(178,337)	65,974
Increase (decrease) in reinsurance premiums payable	30,467	(1,434)
Other, net	(36,646)	(19,235)

Total adjustments	482,007	42,109

Net cash (used in) provided by operating activities	(107,652)	105,279

Cash flows from investing activities:
Proceeds from sale of debt securities	9,449	80,243
Purchases of debt securities	(1,410)	(689,502)
Net (purchases) sales of short-term investments	(3,892)	97,139
Proceeds from maturity of debt securities and short-term investments	148,957	165,242
Purchases of fixed assets	(1,718)	(4,163)

Net cash provided by (used in) investing activities	151,386	(351,041)

Cash flows from financing activities:
Proceeds from issuance of perpetual preferred shares of subsidiary	200,000	—
Proceeds from issuance of Series A perpetual non-cumulative preference shares		247,248
Liquidating dividend on redeemable preferred shares of subsidiary	—	(15,016)
Dividends on common shares	—	(2,588)
Dividends on preferred shares of subsidiary	(4,232)	(1,918)

Net cash provided by financing activities	195,768	227,726

Increase (decrease) in cash and cash equivalents	239,502	(18,036)
Cash and cash equivalents—beginning of year	249,116	202,548

Cash and cash equivalents—end of period	$488,618	$184,512

Supplemental Cash Flow Disclosure:
Non-cash capital contributions	$—	$239
Income tax paid	$—	$2,700

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

On March 17, 2006, XL Capital Ltd (“XL Capital”) formed Syncora Holdings Ltd. (“Syncora Holdings”) (formerly known as Security Capital Assurance Ltd), as a wholly-owned Bermuda based subsidiary holding company. On July 1, 2006, XL Capital contributed all its ownership interests in its financial guarantee insurance and financial guarantee reinsurance operating businesses to Syncora Holdings. The aforementioned operating businesses consisted of: (i) Syncora Guarantee Inc. (“Syncora Guarantee”) (a New York domiciled financial guarantee insurance company formerly known as XL Capital Assurance Inc.) and its wholly-owned subsidiary, Syncora Guarantee (U.K.) Ltd (formerly known as XL Capital Assurance (U.K.) Limited) and (ii) Syncora Guarantee Re Ltd. (“Syncora Guarantee Re”) (a Bermuda domiciled financial guarantee reinsurance company formerly known as XL Financial Assurance Ltd.). Syncora Guarantee was an indirect wholly-owned subsidiary of XL Capital and all of Syncora Guarantee Re was indirectly owned by XL Capital, except for a preferred stock interest which was owned by Financial Security Assurance Holdings Ltd. (“FSA”), an entity which is otherwise not related to XL Capital or the Company (See Note 8). Syncora Holdings, Syncora Guarantee, Syncora Guarantee Re and all other subsidiaries of Syncora Holdings are hereafter collectively referred to as the “Company.” On August 4, 2006, Syncora Holdings completed an initial public offering (the “IPO”). In addition, XL Capital sold common shares of Syncora Holdings from its holdings directly to the public in a secondary offering concurrent with the IPO. Immediately after the IPO and the secondary offering, XL Capital, through its wholly-owned subsidiary XL Insurance (Bermuda) Ltd (“XLI”), owned approximately a 63% economic interest in Syncora Holdings, adjusted for restricted share awards to the Company’s employees and management granted at the effective date of the IPO. In June 2007, XLI completed the sale of additional common shares of Syncora Holdings from its holdings. Immediately after such sale, XLI owned approximately a 46% voting and economic interest in Syncora Holdings, adjusted for restricted share awards to the Company’s employees and management outstanding as of such date. Prior to XLI’s sale of common shares of Syncora Holdings in June 2007, its voting interest in Syncora Holdings was subject to limitations contained in Syncora Holdings’ bye-laws. On August 5, 2008, Syncora Holdings and XL Capital consummated the transactions described in Note 2 below and, as a result thereof, XL Capital transferred all of the common shares of Syncora Holdings it owned to be held in trust. See Note 2 for additional information.

2.  Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties

Recent Developments

Adverse developments in the credit markets generally and the mortgage market specifically in the second half of 2007, which accelerated in the fourth quarter of 2007 and continued to deteriorate through the first and second quarters of 2008, have resulted in material adverse effects on the Company’s business, results of operations, and financial condition, including (i) significant adverse development of anticipated claims on the Company’s guarantees of collateralized debt obligations (“CDOs”) of asset-backed securities (“ABS CDOs”) and significant adverse development of reserves for unpaid losses and loss adjustment expenses on the Company’s guarantees of residential mortgage-backed securities (“RMBS”), and (ii) downgrades of the insurance financial strength ratings of the Company’s operating subsidiaries by Moody’s Investors Service, Inc. (“Moody’s”), Fitch Ratings (“Fitch”) and Standard & Poor’s Ratings Services (“S&P”), which ratings have been fundamental to their ability to conduct business and which have caused the Company to suspend writing substantially all new business since January of 2008, resulting in the loss of future incremental earnings and cash flow.

Furthermore, during the second quarter of 2008, the Company recorded a material increase in adverse development of anticipated claims on its guarantees of ABS CDOs and reserves for unpaid losses and loss adjustment expenses on its guarantees of RMBS (see Note 11) causing it to be unable to maintain Syncora Guarantee’s compliance with its $65 million minimum policyholder surplus requirement

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

under New York State law as of June 30, 2008. In light of this material adverse development, and in accordance with its previously disclosed strategic plan, the Company, certain financial institutions that are counterparties to credit default swap (“CDS”) contracts with Syncora Guarantee (the “Financial Counterparties”), Merrill Lynch & Co., Inc. (“Merrill Lynch”) and certain of its affiliates, and XL Capital and certain of its affiliates, entered into a number of agreements (the “Agreements”) on July 28, 2008. The transactions contemplated by the Agreements closed on August 5, 2008 (the “Closing Date”), except for the transactions contemplated by the FSA Master Agreement (as defined below), which closed on August 4, 2008. The Agreements, the transactions contemplated thereby, and related transactions are described below:

Agreements and Related Transactions

Master Transaction Agreement and Merrill Agreement

The Master Transaction Agreement provides for the termination, commutation or elimination of certain reinsurance agreements, guarantees and other arrangements among the Company and XL Capital and certain of its subsidiaries, and between Syncora Guarantee and Syncora Guarantee Re, in exchange for a cash payment by XL Capital to the Company of $1.775 billion, the issuance and transfer of 8 million class A ordinary shares of XL Capital to Syncora Guarantee and the transfer of XL Capital’s common shares of Syncora Holdings to be held in trust for the benefit of Syncora Guarantee until such time as an agreement between Syncora Guarantee and the Financial Counterparties is reached, and thereafter the Syncora Holdings shares will be held for the benefit of the Financial Counterparties. As a result of the transfer of the shares of Syncora Holdings to an escrow account pending the release of the shares to the trust (which will occur upon establishment of the trust and obtaining necessary approvals), XL Capital no longer has the right to vote, nominate directors to Syncora Holdings’ Board of Directors or any other rights. On the Closing Date, the four XL Capital-nominated directors on Syncora Holdings’ Board of Directors resigned. Pursuant to a shareholders agreement to be entered into by Syncora Holdings and the trustee of the trust upon transfer of the shares of Syncora Holdings to the trust, the trust will have the a number of rights including the right to vote the shares and to nominate to Syncora Holdings’ Board of Directors, such number of directors as would equal one nominee less than a majority (if Syncora Holdings’ Board of Directors consists of nine or fewer Directors) or two nominees less than a majority (if Syncora Holdings’ Board of Directors consists of ten or more Directors).

Under a registration rights agreement, dated as of August 5, 2008, by and among Syncora Guarantee, Syncora Guarantee Re and XL Capital, XL Capital agreed to provide Syncora Guarantee and Syncora Guarantee Re with two demand registration and unlimited piggyback registration rights with respect to the 8 million class A ordinary shares issued by XL Capital to Syncora Guarantee and Syncora Guarantee Re. Syncora Guarantee and Syncora Guarantee Re also agreed to hold such shares for a period of six months, and any sale of class A ordinary shares of XL Capital by Syncora Guarantee or Syncora Guarantee Re will be subject to a right of first offer in favor of XL Capital. In addition, pursuant to a letter, dated July 29, 2008, from Syncora Holdings to the underwriters named in the underwriting agreement entered into by XL Capital for a public offering of its class A ordinary shares, Syncora Holdings agreed, and agreed to cause its subsidiaries to agree, to a six month lock-up period with respect to class A ordinary shares of XL Capital.

Concurrently with the execution of the Master Transaction Agreement, Syncora Holdings, Syncora Guarantee and Syncora Guarantee Re entered into an agreement (the “Merrill Agreement”) with Merrill Lynch, Merrill Lynch International (“MLI”) and eight trusts affiliated with Syncora Holdings (the “CDS Trusts”), the obligations of which are guaranteed by policies issued by Syncora Guarantee. The Merrill Agreement provides for the termination of eight CDS contracts (the “Swaps”) and the related financial guarantee insurance policies issued by Syncora Guarantee with insured gross par outstanding as of June 30, 2008 of approximately $3.7 billion, in exchange for a payment by Syncora Guarantee to Merrill Lynch of an aggregate amount of $500 million. As part of the closing of the transactions comprising the Merrill

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

Agreement, the parties provided mutual releases of claims with respect to the Swaps and the related policies. In addition, Syncora Guarantee and MLI have agreed to dismiss previously disclosed litigation related to seven of the Swaps. As a result of the termination of the Swaps, the Company will record a loss of $94.0 million during the three-month period ended September 30, 2008.

The Company and XL Capital have obtained approvals from the New York Insurance Department and the Bermuda Monetary Authority for the Master Transaction Agreement and the transactions comprising such agreement. Other required approvals related to the Master Transaction Agreement have been received from the Delaware Department of Insurance. The New York Insurance Department has also approved the Merrill Agreement and the transactions comprising such agreement.

FSA Master Agreement

Concurrently with the execution of the Master Transaction Agreement, the Company also entered into an agreement (the “FSA Master Agreement”) with FSA. The FSA Master Agreement provides for the commutation of all reinsurance ceded by FSA and its subsidiaries to Syncora Guarantee Re, including that ceded under the amended and restated master facultative reinsurance agreement, dated as of November 3, 1998 (the “Old Master Facultative Agreement”) that was the subject of a guarantee issued by XLI (see Note 8). Commutation of the Old Master Facultative Reinsurance Agreement and all cessions thereunder was a condition to the obligations of XL Capital under the Master Transaction Agreement. Pursuant to the FSA Master Agreement, FSA and Syncora Guarantee Re entered into the commutation and release agreement (the “Commutation Agreement”), under which all existing cessions to Syncora Guarantee Re by FSA were commuted in return for a payment by Syncora Guarantee Re of approximately $165.4 million, representing statutory reserves less ceding commission plus a commutation premium. In turn, FSA and one of its subsidiaries entered into a new master facultative reinsurance agreement (the “New Master Facultative Agreement”) and related reinsurance memorandum (the “Reinsurance Memorandum”) with Syncora Guarantee, under which FSA ceded certain of the commuted risks to Syncora Guarantee in return for a payment by FSA to Syncora Guarantee of approximately $88.6 million, representing the statutory unearned premium reserve for such risks, less ceding commission. FSA has undertaken to use its best efforts to reassume such reinsurance from Syncora Guarantee for a period of nine months after the closing, subject to limitations under Article 69 of the New York Insurance Law, which imposes aggregate and single risk limits on insurance that can be written by a financial guaranty insurer, FSA’s internal and rating agency single risk limits, other potential limitations and FSA’s underwriting guidelines. Syncora Guarantee was required to fund a trust in an initial amount of approximately $104.1 million to collateralize its obligations to FSA under the reinsurance agreement, which includes regulatory mandated contingency reserves. Finally, Syncora Holdings purchased all class A preferred shares of Syncora Guarantee Re held by FSA and its subsidiary, with a liquidation preference of $39 million, for approximately $2.9 million pursuant to an agreement for the sale and purchase of preferred shares (the “Preferred Shares Purchase Agreement”). As a result of the Commutation Agreement and New Master Facultative Agreement, the Company will record a loss of $57.6 million during the three month period ended September 30, 2008. In addition, as a result of Syncora Holdings’ purchase of the class A preferred shares of Syncora Guarantee Re, the Company will record a gain of $36.1 million during the three-month period ended September 30, 2008, which will be recorded in retained earnings and not reflected in the Company’s net income.

Credit Agreement Amendment

Concurrently with the execution of the Master Transaction Agreement, Syncora Holdings also entered into an amendment, forbearance and limited waiver agreement (the “Credit Agreement Amendment”) with the lenders under its credit agreement, dated as of August 1, 2006, as amended (the “Credit Agreement”). Pursuant to the Credit Agreement Amendment, Syncora Holdings agreed (i) to permanently reduce the availability under its revolving credit facility from $250,000,000 to zero, (ii) to reduce the availability under the letter of credit facility to the amount of the letter of credit exposure as

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

of July 28, 2008 and, subsequently, further reduce such exposure for any outstanding letters of credit for FSA’s benefit upon the closing the Commutation Agreement, and (iii) collateralize the remaining letters of credit after the consummation of the transactions comprising the Master Transaction Agreement. In consideration of the foregoing, the lenders under the Credit Agreement have agreed to (i) forbear from declaring certain defaults, if any, set forth in the Credit Agreement Amendment, (ii) waive such defaults, if any, upon the satisfaction of certain conditions set forth in the Credit Agreement Amendment, and (iii) grant certain waivers in connection with the consummation of the Master Transaction Agreement. As of the Closing Date the amount of letters of credit outstanding under the Credit Agreement and the amount of collateral posted by the Company in support of such letters of credit was $24.0 million.

Agreement with Financial Counterparties

In consideration for the releases and waivers agreed to by the Financial Counterparties as part of the Master Transaction Agreement, Syncora Guarantee has agreed to hold an aggregate amount of $820 million in cash (plus interest thereon, premiums paid by the Financial Counterparties from July 28, 2008 through October 15, 2008 and any proceeds from the sale by the trust of XL Capital’s common shares of Syncora Holdings, in the event such shares are sold) for the purpose of commuting, terminating, amending or otherwise restructuring existing agreements with the Financial Counterparties pursuant to an agreement to be negotiated with the Financial Counterparties. In the event that such agreement is not reached by October 15, 2008, Syncora Guarantee has agreed to use such proceeds only to pay claims under the CDS contracts of the Financial Counterparties. In addition, through such date, Syncora Guarantee and Syncora Guarantee Re have agreed to certain restrictions on their ability to commute, terminate, amend or otherwise restructure policies and contracts to which either is a party. In the event that Syncora Guarantee becomes subject to a rehabilitation or liquidation proceeding, the funds shall no longer be separately held, segregated or limited in use for commutations or restructurings, and will be part of the general assets of Syncora Guarantee.

Related Transactions

In addition to the transactions contemplated by the Agreements, with the exception of the merger of Syncora Guarantee Re with and into Syncora Guarantee discussed below which is expected to be consummated in September 2008, the Company executed the following transactions on or about the Closing Date:

•

commutation of certain retrocession agreements the Company had in place with non-affiliates, which will result in a loss of $111.4 million during the three months ended September 30, 2008, which includes $169.6 million of unrealized mark-to-market losses on credit derivatives,

•	distribution from Syncora Guarantee Re of $30.8 million to Syncora Holdings,

•

discontinuance of Syncora Guarantee Re as a Bermuda corporation and continuance of Syncora Guarantee Re as a Delaware corporation, contribution by Syncora Holdings of all its ownership interests in Syncora Guarantee Re to Syncora Guarantee, which will be followed by the merger of Syncora Guarantee Re with and into Syncora Guarantee, with Syncora Guarantee being the surviving company, subject to required regulatory approvals. Subsequent to the merger of Syncora Guarantee Re with and into Syncora Guarantee, the Company’s financial guarantee reinsurance segment will cease to exist (see Note 10).

Total expenses (consisting of legal, investment advisory, accounting and consulting fees) expected to be incurred in connection with the transactions contemplated by the Agreements and other related transactions discussed above are approximately $26.9 million, of which $5.6 million have been incurred and recorded during the three and six month periods ended June 30, 2008 and approximately $21.3 million is expected to be incurred and recorded during the three months ended September 30, 2008.

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

After giving effect to transactions contemplated by the Agreements and related transactions discussed above (including the expenses associated with such transactions expected to be incurred during the three months ended September 30, 2008) as if they had been consummated on June 30, 2008, total consolidated equity of the Company and Syncora Guarantee, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), would have been $1.1 billion and $1.1 billion at June 30, 2008, respectively, as compared to a deficit of $182.1 million and $45.0 million, respectively, actually reported at such date. In addition, after giving effect to the transactions described above as if they had been consummated on June 30, 2008, Syncora Guarantee’s policyholder surplus would have been $1.0 billion, as compared to a deficit of $881.1 million reported at such date. The total consolidated equity of the Company and Syncora Guarantee and Syncora Guarantee’s policyholder surplus numbers described above reflect certain assumptions by the Company concerning the transactions contemplated by the Agreements and related transactions. There can be no assurance that our assumptions will not differ materially from the ultimate treatment of the aforementioned transactions.

Ongoing Strategic Plan

The Company continues to be focused on: (i) mitigating the risk of non-compliance with regulatory solvency requirements and risk limits, (ii) maintaining or enhancing the Company’s liquidity, and (iii) mitigating uncertainty in regard to adverse loss reserve development. In this regard, going forward the Company will be primarily seeking to: (i) reaching agreements with Financial Counterparties to commute, terminate or restructure our CDS contracts on terms satisfactory to the Company, (ii) reduce costs, and (iii) remediate troubled credits to minimize claim payments, maximize recoveries and mitigate ultimate expected losses. The Company does not currently expect to be able to recommence new business production for the foreseeable future.

Continuing Risks and Uncertainties

After the closing of the transactions contemplated by the Agreements and related transactions discussed above, the Company continues to be exposed to certain significant risks and uncertainties that could materially adversely affect its results of operations, financial condition and liquidity, including the following:

•

The Company continues to be materially exposed to risks associated with any continuing deterioration in the credit market sectors discussed above, as well as the spread of such deterioration to other sectors of the economy to which the Company has material business exposure. The extent and duration of any continued deterioration of the credit markets is unknown, as is the effect, if any, on potential claim payments and the ultimate amount of losses the Company may incur on obligations it has guaranteed. As a result of the level of Syncora Guarantee’s policyholder surplus as of the Closing Date and uncertainty associated with any future adverse loss development, there is a risk that should additional material adverse development of the Company’s loss reserves occur, it could cause Syncora Guarantee to be out of compliance with minimum regulatory solvency requirements, which could, in turn, cause its primary regulators to intervene in its operations.

•

Establishment of case basis reserves for unpaid losses and loss adjustment expenses on the Company’s in-force insurance and reinsurance business and assessing the amount of anticipated claims and recoveries on the Company’s in-force credit derivatives requires the use and exercise of significant judgment by management, including estimates regarding the likelihood of occurrence and amount of a loss on an guaranteed obligation. Actual experience may differ from estimates and such difference may be material, due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred and, in certain cases, will occur over many years in the future. Examples of these events include changes in the level of interest rates, credit deterioration of guaranteed obligations, and changes in the value of specific assets supporting guaranteed obligations. Both qualitative and quantitative factors are used in making such estimates.

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

Any estimate of future costs is subject to the inherent limitation on management’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and claims will vary, perhaps materially, from any estimate. Accordingly, the Company estimates that it could incur adverse case basis loss reserve development subsequent to June 30, 2008 of approximately $900 million and still maintain compliance with its minimum policyholder surplus requirements. Other items of income and expense are included in the calculation of policyholder surplus and variations in these amounts from the Company’s estimates would also affect the maintenance of compliance with minimum policyholder surplus requirements under New York State law. Actual experience may differ from estimates and such differences may be material.

•

Under the Master Transaction Agreement, the Company agreed with the Financial Counterparties to negotiate in good faith to reach an agreement for the commutation, termination, amendment or the restructuring of the existing agreements with such Financial Counterparties prior to October 15, 2008. Any such agreement must include an agreed upon number of Financial Counterparties. There can be no assurance that the negotiations with the Financial Counterparties will be successful or that we will reach an agreement with the requisite number of Financial Counterparties prior to October 15, 2008. Any agreement with the Financial Counterparties will require addressing the Company’s public finance business to the satisfaction of the New York Superintendent of Insurance. There can be no assurances that the negotiations with the Financial Counterparties to reach an agreement on the appropriate treatment of the public finance business of the Company will be successful or that the agreement reached with the Financial Counterparties will be satisfactory to the Superintendent. In addition, until October 15, 2008, the Financial Counterparties will forbear from exercising certain triggered enforcement rights in respect of one or more transactions, agreements, policies, guarantees or treaties to which the Company or its affiliates are a party (the “Forbearance”). Reaching an agreement with the Financial Counterparties for the commutation, termination, amendment or restructuring of the existing agreements should significantly limit the Company’s exposure to future adverse loss development on a significant portion of its in-force business. As a result, failure to reach an agreement with the Financial Counterparties would cause the Company to continue to be exposed to material adverse loss development on such business, which if such loss development is realized could have a material adverse effect the Company’s financial position and results of operations.

Assessment of Company’s Ability to Continue as a Going Concern

On July 28, 2008, the Company announced that there was substantial doubt about its ability to continue as a going concern because Syncora Guarantee and Syncora Guarantee Re were expected to report negative statutory surplus at June 30, 2008, making it likely that, in the absence of the consummation of the transactions contemplated by the Agreements and related transactions, they would be subject to action by their primary regulators. At that time the Company also announced that it would re-assess whether substantial doubt exists about the Company’s ability to continue as a going concern subsequent to the Closing Date.

In the opinion of the Company, the principal factor which then and now affects the Company’s ability to continue as a going concern was the risk of material adverse loss development. In evaluating this risk, management considered the following, each of which it believes mitigates the risk of additional adverse loss development and all of which are described in more detail above:

•	The Company’s capital position after giving effect to the transactions contemplated by the Agreements and related transactions as discussed above,

•	The termination of the Swaps with Merrill Lynch and MLI,

•

The commitment of the Financial Counterparties pursuant to the Master Transactions Agreement to negotiate in good faith to reach an agreement for the commutation, termination, amendment or the restructuring of the Company’s obligations under its guarantees to such counterparties, which

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

guarantees represent all of the Company’s ABS CDO exposure and approximately $52.9 billion out of the Company’s total CDS contract exposure of approximately $59.4 billion. (Of the $6.5 billion remaining CDS exposure the Company has no residential mortgage exposure and, with the exception of one contract with $4.5 million of reserves for unpaid losses, none of the guarantees comprising the $6.2 billion were on the Company’s list of closely monitored credits),

•

The Company’s remaining exposure to residential mortgages for which adverse development is possible, apart from the Company’s guarantees of ABS CDOs to the Financial Counterparties discussed above, relates to the $8.6 billion of RMBS exposure, for which the Company has recorded reserves for unpaid losses and loss adjustment expenses of $587.5 million at June 30, 2008.

However, based on the accounting and reporting requirements for assessing whether there is substantial doubt about an entity’s ability to continue as a going concern, the Company is only permitted to consider completed transactions and, thus, cannot consider the commitment of the Financial Counterparties to reach an agreement with the Company for the commutation, termination, amendment or restructuring of the existing agreements, despite the commitment to do so under the Master Transaction Agreement (see “Continuing Risks and Uncertainties” above). As a result of this uncertainty, management has concluded that there remains substantial doubt about the ability of the Company to continue as a going concern. The unaudited interim June 30, 2008 consolidated financial statements are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern. The Company will re-assess its going-concern status in the event agreements with the Financial Counterparties are reached. Our future going concern assessment will in large part be based on the amount of ABS CDO exposure that is reduced and risk of adverse loss development that is mitigated pursuant to such agreements and the amount of the then expected RMBS adverse loss development.

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

Interim consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. In addition, the results of operations for the interim period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These interim consolidated financial statements of the Company should be read in conjunction with the annual audited consolidated financial statements of the Company as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008.

In December 2006, the SEC contacted the Association of Financial Guaranty Insurers (“AFGI”), of which the Company is a member, and instructed the members thereof to recommend a uniform approach for presenting credit derivatives issued by financial guarantee insurance companies in their financial statements. The recommendation of AFGI was developed in consultation with the staff of the Office of the Chief Accountant of the Division of Corporate Finance of the SEC and has been adopted by the Company effective January 1, 2008 in accordance with the transition AFGI discussed with the SEC. The

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

new presentation does not change the Company’s reported net income or shareholders’ equity, although it does change the presentation of revenues, expenses, assets and liabilities.

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

Certain reclassifications have been made to prior period consolidated financial statement amounts, including that discussed above, to conform to current period presentation. There was no effect on net income or shareholders’ equity as a result of these reclassifications. The following is a summary of reclassifications made to prior period consolidated financial statement amounts to conform to current year presentation:

	Three Months Ended June 30, 2007				Six Months Ended June 30, 2007
	As Originally Reported	Reclassifications		As Reclassified	As Originally Reported	Reclassifications		As Reclassified
(U.S. dollars in thousands)
Net premiums earned	$54,192	$(9,179	)(1)	$45,013	$100,571	$(16,656	)(1)	$83,915
Change in fair value of derivatives
Realized gains and losses and other settlements	—	9,179	(1)	9,179	—	16,656	(1)	16,656
Unrealized gains (losses)	(22,175)	(870	)(2)	(23,045)	(29,104)	(1,887	)(2)	(30,991)

Net change in fair value of derivatives	(22,175)	8,309		(13,866)	(29,104)	14,769		(14,335)
Total revenues	60,711	(870)		59,841	126,398	(1,887)		124,511
Net losses and loss adjustment expenses	3,028	(870	)(2)	2,158	2,227	(1,887	)(2)	340
Net (loss) income	25,915	—		25,915	63,170	—		63,170

(1)	Premiums from CDS contracts.

(2)	Credit impairment adjustments on CDS contracts.

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of December 31, 2007
	As Originally Reported	Reclassifications		As Reclassified
Assets
Reinsurance balances recoverable on unpaid losses	$450,733	$(183,788	)(1)(2)	$266,945
Derivative assets	168,364	186,232	(1)	354,596
Other assets	38,572	(2,444	)(2)	36,128
Total assets	3,604,095	—		3,604,095
Liabilities and Shareholders’ Equity
Unpaid losses and loss adjustment expenses	1,253,088	(850,569	)(1)	402,519
Derivative liabilities	850,126	850,569	(1)	1,700,695
Total liabilities	3,138,032	—		3,138,032
Total liabilities and shareholders’ equity	3,604,095	—		3,604,095

(1)	Credit impairment adjustments on CDS contracts.

(2)	Reclassification of subrogation recoverable on paid claims.

	Six Months Ended June 30, 2007
	As Originally Reported	Reclassifications		As Reclassified
(U.S. dollars in thousands)
Cash provided by operating activities:
Net unrealized losses on derivatives	$29,104	$1,887	(1)	$30,991
Decrease in reinsurance balances recoverable on unpaid losses	5,841	(151	)(1)	5,690
Decrease in unpaid losses and loss adjustment expenses	(3,989)	(1,736	)(1)	(5,725)
Net cash provided by operating activities	105,279	—		105,279

(1)	Credit impairment adjustments on CDS contracts.

4.  Derivative Financial Instruments

Prior to suspending writing substantially all new business (see Note 2), the Company issued CDS contracts and entered into arrangements with other issuers of CDS contracts to assume, all or a portion, of the risks in the CDS contracts they issued (“back-to-back arrangements”) and, in certain cases, which are discussed in more detail below, the Company purchased back-to-back credit protection on all or a portion of the risk from the CDS contracts it issued or assumed. Such back-to-back arrangements are generally structured on a proportional basis. CDS contracts are derivative contracts which offer credit protection relating to a particular security or pools of securities which are specifically referenced in the CDS contract. Under the terms of a CDS contract, the seller of credit protection (the issuer of the CDS contract) makes a specified payment to the buyer of such protection (the CDS contract counterparty) upon the occurrence of one or more credit events specified in the CDS contract with respect to a referenced security or securities. The terms of the CDS contracts issued by the Company generally only require the Company to make a payment upon the occurrence of one or more specified credit events after exhaustion of various levels of subordination or first-loss protection. In addition, pursuant to the terms of the Company’s CDS contracts, the Company is precluded from transferring such contracts to other market participants without the consent of the counterparty.

Securities or assets referenced in the Company’s in-force CDS contracts include structured pools of obligations, such as ABS CDOs, collateralized loan obligations (“CLOs”), corporate CDOs, CDOs of CDOs and commercial mortgage-backed securities (“CMBS”). Such pools were rated investment-grade or better at the issuance of the CDS contract.

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s policy has been to hold its CDS contracts to maturity and not to manage such contracts to realize gains or losses from periodic market fluctuations however, in certain circumstances, the Company would enter into an off-setting position or back-to-back arrangement, terminate or restructure a CDS contract prior to maturity for risk management purposes (for example, upon a deterioration in underlying credit quality or for the purposes of managing rating agency capital requirements). In accordance with the Company’s current strategic plan, management is actively working to commute, terminate and restructure certain of its CDS contracts (see Note 2).

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

The principal drivers of the fair value of the Company’s CDS contracts include: (i) general market credit spreads for the type(s) of assets referenced in CDS contracts, (ii) the specific quality and performance of the actual assets referenced in the contracts, (iii) the amount of subordination in the transaction before liability attaches, (iv) the quality of the asset manager of the transaction, if applicable, (v) other customized structural features of such contracts (e.g. terms, conditions, covenants), (vi) the rating agency capital charge for the transaction, (vii) supply and demand factors, including the volume of new issuance and financial guarantee market penetration, as well as the level of competition in the marketplace, and (viii) the market perception of the Company’s ability to meet its obligations under its CDS contracts which may be implied by the cost of buying credit protection on Syncora Guarantee.

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

Typical market CDS contracts are standardized, liquid instruments that reference tradeable securities such as corporate bonds that also have observable prices. These market standard CDS contracts also involve collateral posting, and upon a default of the referenced bond obligation, can be settled in cash. In

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

contrast, the Company’s CDS contracts do not contain the typical CDS market standard features as described above but have been customized to replicate the Company’s financial guarantee insurance. The Company’s CDS contracts provide protection on specified obligations, such as those described above and, generally contain a deductible or have some form of subordination prior to the attachment of the Company’s liability. The Company is not required to post collateral, and upon default, the Company generally makes payments on a “pay-as-you-go” basis after the subordination in a transaction is exhausted.

The Company’s payment obligations after a default vary by deal type. There are three primary types of policy payment requirements:

(i)	timely interest and ultimate principal;

(ii)	ultimate principal only at final maturity; and

(iii)	payments upon settlement of individual collateral losses as they occur upon erosion of deal deductibles or subordination.

The Company’s CDS contracts are structured to prevent large one-time claims upon an event of default and generally allow for payments over time (i.e. “pay as you go” basis) or at final maturity. Also, the Company’s CDS contracts are generally governed by a single transaction International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement relating only to that particular transaction/contract. Under most monoline standard termination provisions, there is no requirement for mark-to-market termination payments upon the early termination of a guaranteed CDS contract. However, substantially all of the Company’s CDS contracts have mark-to-market termination payments following the occurrence of events that are in the Company’s control, as well as events that are outside the Company’s control, such as the Company’s insolvency, being placed into receivership or rehabilitation or a regulator taking control of the Company’s primary insurance subsidiary. An additional difference between the Company’s CDS contracts and the typical market standard CDS contracts is that, except in the circumstances noted above, there is no acceleration of the payment to be made under the Company’s CDS contracts unless the Company at its option elects to accelerate. Furthermore, by law, the Company’s guarantees are unconditional and irrevocable, and cannot be transferred to most other capital market participants as they are not licensed to write such business. However, through the purchase of back-to-back credit protection, the risk of loss (but not counterparty risk) on these contracts can be transferred to other financial guarantee insurance and reinsurance companies.

Historically, there has not been a market for the transfer of such highly structured CDS contracts, in part because of the contractual differences noted above. As a result, the Company believes there are no relevant third party “exit value” market observations for these contracts. If, hypothetically, the Company were to effect a transfer of these contracts, it believes the most likely counterparties would be other financial guarantee insurers and reinsurers or other derivative products companies. Accordingly, the Company’s estimate of the fair value of its in-force CDS contracts is based on the use of valuation techniques involving management’s judgment in regard to a number of factors, including:

(i)

credit price indices, published by non-affiliated financial institutions, for the type(s), or similar types, of assets referenced in the Company’s CDS contracts (both in terms of type of assets and their credit rating),

(ii)	broker quotes on the underlying security or securities referenced in the CDS contacts,

(iii)	the actual amount of subordination in the Company’s CDS contracts before liability attaches,

(iv)	the quality of the specific assets referenced in the Company’s CDS contracts at the measurement date, and

(v)	the remaining average life of the CDS contract.

Because it is the Company’s policy to consider all available relevant evidence in forming its best estimate of the fair value of its CDS contracts, as new information becomes available, or existing

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

information becomes more or less available, the Company may consider new or different factors than those listed above and change its estimates in the future. The weight ascribed by management to the aforementioned factors in forming its best estimate of the fair value of the Company’s CDS contracts may vary under changing circumstances. The fair value of the Company’s CDS contracts at June 30, 2008 was estimated by management primarily as follows:

•

in instances where a reference obligation experienced credit deterioration resulting in expected losses, management’s estimate of the fair value of the Company’s CDS contracts was primarily determined using broker quotes or other price indications on the underlying referenced obligations,

•

in substantially all other instances management’s estimate of the fair value of the Company’s CDS contracts was based on applying the applicable or indicative credit price index or indices (applicable to the assets referenced in the CDS contracts) to the present value of the remaining expected future premiums to be received under the contract.

The basis of management’s estimate of the fair value of the Company’s CDS contracts at June 30, 2008 described above reflects the absence of transactions in the Company’s principal market.

In addition to that discussed above, the Company considers the risk that it will not be able to honor its obligations under its CDS contracts (its “non-performance risk”) as implied by the market price of buying credit protection on Syncora Guarantee. Consideration of such non-performance risk in the Company’s estimate of the fair value of its CDS contracts was the only change in its valuation methodology caused by the adoption of SFAS 157. At June 30, 2008, the effect of considering of non-performance risk in the Company’s estimate of the fair value of its CDS contracts was a reduction in the Company’s net derivative liability of approximately $13.2 billion. If the Company reaches agreements with the Financial Counterparties as discussed in Note 2, the uncertainty of adverse loss development on CDS contracts will be reduced and the cost of buying credit protection on Syncora Guarantee should decline. The effect of a decline in the cost of buying credit protection on Syncora Guarantee will increase our derivative liability; however, the Company believes that any such increase should be largely offset by the effect on our derivative liability from reaching agreements with the Financial Counterparties, as discussed in Note 2. However, there can be no assurance that the negotiations with the Financial Counterparties will be successful or will largely offset the increase in our derivative liability. At June 30, 2008 and December 31, 2007, the notional amount outstanding of the Company’s in-force CDS contracts was $63.3 billion and $65.3 billion, respectively. The remaining weighted average life of such CDS contracts at June 30, 2008 was 10.7 years. In addition, based on such notional amount as of June 30, 2008 and December 31, 2007, approximately 59% and 93%, respectively, of referenced assets underlying such in-force CDS contracts were rated (based on S&P’s ratings) “AAA”, 27% and 7%, respectively, were rated at or above investment-grade, and 14% and less than 1%, respectively, were rated below investment-grade at such dates, respectively.

The following table sets forth the Company’s financial assets and liabilities related to credit derivatives that were accounted for at fair value as of June 30, 2008 by level within the fair value hierarchy of SFAS 157. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
(U.S. dollars in thousands)
Financial assets:
Derivative assets	$—	$—	$457,354	$457,354

Total assets	$—	$—	$457,354	$457,354

Financial liabilities:
Derivative liabilities	$—	$—	$2,239,760	$2,239,760

Total liabilities	$—	$—	$2,239,760	$2,239,760

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the changes in the net derivative asset (liability) balance for the six months ended June 30, 2008:

	Level 3 Financial Assets and Liabilities Accounted for at Fair Value Six Months Ended June 30, 2008
	CDS Contracts, net	Other Derivatives, net(1)	Other Level 3 Financial Assets and Liabilities	Total
(U.S. dollars in thousands)
Balance, beginning of period	$(1,453,144)	$107,045	$—	$(1,346,099)
Total realized and unrealized gains/(losses) included in earnings	(294,500)	72,514	—	(221,986)
Purchases, issuances, and settlements	(34,762)	(179,559)	—	(214,321)
Transfers in and/or out of Level 3	—	—	—	—

Balance, end of period	$(1,782,406)	$—	$—	$(1,782,406)

The amount of total gains and losses for the period included in earnings which are attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(329,262)	$—	$—	$(329,262)

(1)

Represents the change in fair value of the put option on Syncora Guarantee Re’s capital facility (see Note 14(b)). The fair value of the option was determined principally based on an independent broker quote.

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides the components of the income statement line item entitled, “Change in fair value of credit derivatives” related to CDS contracts for the six months ended June 30, 2008:

	Realized Gains and Losses and Other Settlements		Unrealized Gains and Losses
(U.S. dollars in thousands)
Realized and unrealized gains and losses included in earnings for the period are reported as follows:
Total gains or losses included in earnings for the period	$(34,762	)(1)	$(329,262	)(2)

Change in realized/unrealized gains or losses relating to the assets still held at the reporting date	$(34,762)		$(329,262)

(1)	Includes premiums received and receivable on CDS contracts issued net of premiums paid or payable on purchased contracts.

(2)	Includes losses paid and payable on issued CDS contracts net of losses recovered and recoverable on purchased contracts.

The following table provides the components of the income statement line item entitled, “Change in fair value of credit derivatives” related to CDS contracts for the three and six month periods ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
(U.S. dollars in thousands)
Change in fair value of credit derivatives:
Realized gains and losses and other settlements:
Net credit derivative premiums received and receivable	$16,383	$9,179	$34,762	$16,656
Net credit derivative losses paid and payable	—	—	—	—

Total realized gains and losses and other settlements	16,383	9,179	34,762	16,656

Unrealized gains (losses):
Change in fair value of credit derivatives	(142,062)	(23,045)	(329,262)	(30,991)

Net change in fair value of credit derivatives	$(125,679)	$(13,866)	$(294,500)	$(14,335)

5. Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts—An interpretation of FASB Statement No. 60

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 163 (“SFAS 163”), Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). SFAS 163 clarifies how SFAS 60 applies to financial guarantee insurance contracts. SFAS 163, among other things, changes current industry practices with respect to the recognition of premium revenue and claim liabilities. Under SFAS 163, a claim liability on a financial guarantee insurance contract is recognized when the insurance enterprise expects that a claim loss will exceed the unearned premium revenue (liability) for that contract based on expected cash flows. The discount rate used to measure the claim liability is based on the risk-free market rate and must be updated each quarter. Premium revenue recognition, under SFAS 163 is based on applying a fixed percentage of the premium

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

to the amount of outstanding exposure at each reporting date (referred to as the level-yield approach). In addition, in regard to financial guarantee insurance contracts where premiums are received in installments SFAS 163 requires that an insurance enterprise recognize an asset for the premium receivable and a liability for the unearned premium revenue at inception of a financial guarantee insurance contract and, that such recognition should be based on the following:

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

•	the discount rate used to measure the premium receivable (asset) and the unearned premium revenue (liability) should be the risk-free market rate.

The Company expects that the initial effect of applying SFAS 163 will be material to the Company’s financial statements. In particular, the Company expects that implementation of SFAS 163 will cause the Company to de-recognize its reserves for unallocated losses and loss adjustment expenses and preclude it from providing such reserves in the future (see Note 11).

SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. In addition, beginning the third quarter of 2008, the Company will be required to make certain disclosures describing the Company’s guarantees that are being closely monitored as a result of deterioration or other adverse developments.

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” (“SPAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. The Company adopted the provisions of SFAS 157 on January 1, 2008. See Note 4 for disclosure of the effect on our financial position and results of operations of the adoption of SFAS 157 and Note 4 and Note 7 for certain other disclosures required under SFAS 157.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the Company an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 was effective for the Company on January 1, 2008. The Company did not elect to report any financial assets or liabilities at fair value under SFAS 159.

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06- 11 requires that the tax benefit with respect to dividends or dividend equivalents for non-vested restricted shares or restricted share units that are paid to employees be recorded as an increase to additional paid-in-capital. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company adopted EITF Issue No. 06-11 on January 1, 2008 and it did not have a material effect on the Company’s financial statements.

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

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Net Premiums Earned

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
(U.S. dollars in thousands)
Gross premiums written	$23,572	$55,706	$45,336	$136,483
Reinsurance premiums assumed	(45,123)	5,450	(36,861)	20,913

Total premiums written	(21,551)	61,156	8,475	157,396
Change in direct deferred premium revenue	89,411	(12,983)	126,938	(58,435)
Change in assumed deferred premium revenue	52,039	1,678	50,399	(6,767)

Gross premiums earned	119,899	49,851	185,812	92,194

Reinsurance premiums ceded	3,280	(8,209)	(163)	(28,002)
Change in prepaid reinsurance premiums	(2,132)	3,371	(6,249)	19,723

Ceded premiums earned	1,148	(4,838)	(6,412)	(8,279)

Net premiums earned	$121,047	$45,013	$179,400	$83,915

When an insured obligation is retired early, is called by the issuer or is in substance paid in advance through a refunding accomplished by placing U.S. government securities in escrow, the remaining deferred premium revenue is earned at that time. Net premiums earned include $77.9 million and $5.7 million, and $98.4 million and $7.0 million, for the three and six months ended June 30, 2008 and 2007, respectively, related to such refunded bonds and other accelerations.

7. Investments

The following table presents the fair value of the Company’s investments at June 30, 2008 based on the fair value hierarchy level of the inputs used to determine the fair value of such investments as prescribed under SFAS 157. See Note 3 for a description of the fair value hierarchy requirements of SFAS 157.

	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Debt securities available for sale	$2,245,556	$179,898	$2,065,658	$—

As of June 30, 2008 the Company had no investments for which fair value was measured under Level 3.

8. Related Party Transactions

Services Agreements with Affiliates

Prior to the IPO, the Company purchased various services from affiliates of XL Capital under various agreements and continued to purchase such services under new agreements that became effective at the date of the IPO. Such services principally include: (i) information technology support, (ii) reinsurance and retrocessional consulting and management services and (iii) actuarial, finance, legal, internal audit services and certain investment management services. Since the IPO, the Company has undertaken to perform certain of the services itself or to outsource such services to other vendors and has, accordingly, discontinued the purchase of substantially all the services that were provided by XL Capital. For the three and six months ended June 30, 2008 and 2007, the Company incurred costs under the aforementioned agreements aggregating $0.7 million and $1.5 million, and $1.5 million and $2.2 million,

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

respectively, which are reflected in “Operating expenses” in the accompanying consolidated statements of operations.

Reinsurance Agreements and Other Guarantees with Affiliates

The Company has the following reinsurance agreements with affiliates. Certain of the agreements discussed below may be terminated under certain conditions, as defined in the agreements. As noted below, many of these agreement were terminated or commuted on the Closing Date in connection with the transactions contemplated by the Agreements and related transactions.

•

Effective July 1, 2007, Syncora Guarantee Re ceded certain business to XLI, aggregating approximately $3.7 billion of guaranteed par/notional exposure, under an existing facultative quota share reinsurance agreement. As a result of this transaction, on such date, Syncora Guarantee Re ceded premiums of $16.3 million to XLI, received a ceding commission allowance of $6.6 million from XLI, and recorded a liability to XLI of $9.7 million. In connection with the Agreements discussed in Note 2, the aforementioned reinsurance agreement was commuted in exchange for a payment to the Company by XLI of an amount of consideration approximately equal to the Company’s carrying value of the agreement at June 30, 2008.

•

Effective August 4, 2006, certain subsidiaries of XL Capital indemnified the Company for all losses and loss adjustment expenses incurred in excess of its retained reserves at the effective date of the agreement relating to an insured project financing described in Note 11(b). In consideration for the aforementioned indemnifications the Company was obligated to pay such affiliates approximately $9.8 million on an installment basis over the life of the aforementioned project financing. As this premium was due irrespective of any early termination of the underlying insurance transaction, the Company recorded a liability of approximately $7.0 million at the effective date of the indemnifications (representing the present value of the obligation discounted at 5.0%, which reflects the rate on treasury obligations with a term to maturity commensurate with that of the liability) and a corresponding deferred cost, which are reflected in the accompanying consolidated balance sheet in “Reinsurance premiums payable” and “Prepaid reinsurance premiums”, respectively. In connection with the the Agreements discussed in Note 2, the aforementioned indemnities were cancelled in exchange for a payment to the Company by the aforementioned subsidiaries of XL Capital of an amount of consideration approximately equal to the Company’s carrying value of such indemnities at June 30, 2008.

•

Effective October 1, 2001, Syncora Guarantee Re entered into an excess of loss reinsurance agreement with XLI. This agreement covered a portion of Syncora Guarantee Re’s liability arising as a result of losses on policies it reinsures and credit derivatives it issued that are in excess of certain limits and are not covered by Syncora Guarantee Re’s other reinsurance agreements. Syncora Guarantee Re was charged a premium of $0.5 million per annum for this coverage. This agreement provided indemnification only for the portion of any loss covered by this agreement in excess of 10% of Syncora Guarantee Re’s Bermuda statutory surplus, up to an aggregate amount of $500 million, and excluded coverage for liabilities arising other than pursuant to the terms of an underlying policy.

In connection with the Agreements discussed in Note 2, the Company and XLI terminated and settled the excess of loss agreement for a payment by XL Capital to the Company of $100.0 million. As a result, the Company recorded a loss during the three months ended June 30, 2008 of $106.1 million, which represented the excess net carrying value of amounts owing by XLI to the Company under the agreement over the aforementioned settlement payment.

•

Effective November 1, 2002 and as amended and restated as of March 1, 2007, Syncora Guarantee is party to a facultative reinsurance arrangement (the “XL Re Treaty”) with XL Reinsurance America, Inc. (“XL RE AM”). Under the terms of the XL Re Treaty, XL RE AM agreed to reinsure risks insured by Syncora Guarantee under financial guarantee insurance policies up to the

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

amount necessary for Syncora Guarantee to comply with single risk limitations set forth in Section 6904(d) of the New York Insurance Laws. Such reinsurance was on an automatic basis prior to the effective date of the IPO and was on a facultative basis on and after the effective date of the IPO. The reinsurance provided by XL RE AM may be on an excess of loss or quota share basis. The Company was allowed up to a 30% ceding commission (or such other percentage on an arm’s-length basis) on ceded premiums written under the terms of this agreement. At June 30, 2008 and December 31, 2007, the Company had a reinsurance recoverable from XL RE AM under this agreement of $16.6 million and $10.4 million, respectively, which is reflected in “Reinsurance balances recoverable on unpaid losses” in the accompanying consolidated balance sheet (see Note 11(a) for a discussion of the losses ceded by the Company under the agreement). Also, at June 30, 2008 and December 31, 2007, the Company had balances recoverable for anticipated claims on its credit derivatives of $78.3 million and $40.3 million which is reflected as a component of its derivative assets on the accompanying consolidated balance sheets. In connection with the Agreements described in Note 2, the XL RE Treaty was commuted at the Closing Date in exchange for a payment to the Company by XL RE AM of an amount of consideration approximately equal to the Company’s carrying value of the agreement at June 30, 2008.

•

Since it commenced operations, Syncora Guarantee Re has entered into several reinsurance arrangements with affiliates of FSA to reinsure certain policies issued by such affiliates which guarantee the timely payment of the principal of and interest on various types of debt obligations. Syncora Guarantee Re’s obligations under certain of these arrangements were guaranteed by XLI. Effective upon the IPO, the guarantee was terminated with respect to all new business assumed by Syncora Guarantee Re under such arrangement, but the guarantee remained in effect with respect to cessions under the agreement prior to the IPO. As of June 30, 2008 and December 31, 2007, the gross par value of business guaranteed by XLI was approximately $5.0 billion and $5.7 billion, respectively. Premiums assumed by Syncora Guarantee Re under its reinsurance arrangements with FSA represented 31.3% and 26.5%, and 63.3% and 62.6%, respectively, of the Company’s total reinsurance premiums assumed for the three and six months ended June 30, 2008 and 2007, respectively. In connection with the Agreements discussed in Note 2, the Company agreed to commute all of the reinsurance protection provided to affiliates of FSA by Syncora Guarantee Re and Syncora Guarantee entered into reinsurance agreements with FSA for a portion of the protection previously provided by Syncora Guarantee Re in consideration of a payment by Syncora Guarantee Re of $165.4 million to such affiliates. As a result of the commutation, the Company will record a loss on this transaction during the quarter ended September 30, 2008 of approximately $62.9 million. In addition, in connection with the Agreements described in Note 2, XLI’s guarantee of Syncora Guarantee Re’s obligations to FSA, relating to cessions under reinsurance agreements prior to the IPO, was terminated.

•

Syncora Guarantee Re has guaranteed certain of XLI’s obligations in connection with certain transactions where XLI’s customer required such credit enhancement. Each of these transactions has a “double trigger” structure, meaning that Syncora Guarantee Re does not have to pay a claim unless both the underlying transaction and XLI default. For each of these transactions, Syncora Guarantee Re has entered into a reimbursement agreement with XLI, pursuant to which XLI pays Syncora Guarantee Re a fee for providing its guarantee and XLI grants Syncora Guarantee Re a security interest in a portion of the payments received by it from its client. At June 30, 2008 and December 31, 2007, Syncora Guarantee Re’s aggregate net par outstanding relating to such guarantees was $370.0 million and $511.1 million, respectively.

•

Effective May 1, 2004, XLI entered into an agreement with Syncora Guarantee which unconditionally and irrevocably guaranteed to Syncora Guarantee the full and complete payment when due of all of Syncora Guarantee Re’s obligations under its facultative quota share reinsurance agreement with Syncora Guarantee, under which agreement Syncora Guarantee Re has assumed business from Syncora Guarantee since December 19, 2000. The gross par value of business

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

guaranteed by XLI under this agreement was approximately $59.7 billion and $77.5 billion as of June 30, 2008 and December 31, 2007, respectively. The XLI guarantee agreement terminated with respect to any new business produced by Syncora Guarantee and ceded to Syncora Guarantee Re pursuant to the facultative quota share reinsurance agreement after the effective date of the IPO, but the guarantee remained in effect with respect to cessions under the agreement prior to the IPO. In connection with the Agreements discussed in Note 2, the facultative quota share reinsurance agreement was commuted and XLI’s guarantee of Syncora Guarantee Re’s obligations to Syncora Guarantee, relating to cessions under reinsurance agreements prior to the IPO, was eliminated in consideration of a payment by XLI to Syncora Guarantee Re of approximately $1.6 billion, which will be recorded by the Company as a capital contribution during the quarter ended September 30, 2008.

•

The Company previously provided financial guarantee insurance policies insuring timely payment of investment agreements issued by XL Asset Funding Company I LLC (“XLAF”), a wholly- owned subsidiary of XL Capital. These investment agreements contained ratings triggers based on the rating of Syncora Guarantee, which were triggered upon Syncora Guarantee’s ratings downgrades by Moody’s, S&P and Fitch. As a result, XLAF repaid these investment agreements prior to June 30, 2008. As of June 30, 2008 and December 31, 2007, the aggregate face amount of such investment agreements guaranteed by Syncora Guarantee was $0 and $4.0 billion, respectively. Notwithstanding the repayment of all outstanding investment agreements, XLAF remains obligated to Syncora Guarantee to indemnify it for certain losses, costs and expenses.

In addition, the Company insures XLAF’s obligations under certain derivative contracts issued and purchased by XLAF. As of June 30, 2008 and December 31, 2007, the total notional value of such contracts insured was $150.0 million and $162.9 million, respectively.

9. Income Taxes

Syncora Guarantee Re is not subject to any taxes in Bermuda on either income or capital gains under current Bermuda law. In the event that there is a change such that these taxes are imposed, Syncora Guarantee Re would be exempted from any such tax until March 2016 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, and Amended Act of 1987. Effective the Closing Date, Syncora Guarantee Re redomesticated from Bermuda to the State of Delaware and all the ownership interests in Syncora Guarantee Re, which were owned by Syncora Holdings, were contributed by Syncora Holdings to Syncora Guarantee.

Syncora Guarantee and, effective the Closing Date, Syncora Guarantee Re are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The U.S. federal income tax liability is determined in accordance with the principles of the consolidated tax provisions of the Internal Revenue Code and Regulations. Syncora Guarantee has subsidiary and branch operations in certain international jurisdictions that are subject to relevant taxes in those jurisdictions. Syncora Guarantee files, and for the period it remains in existence Syncora Guarantee Re (Delaware) will file, a consolidated tax return with SCA Holdings U.S. Inc. (the U.S. common parent of the Syncora Holdings group) and its subsidiaries (which consists of Syncora Guarantee, Syncora Guarantee Re (Delaware), and Syncora Holdings’ other U.S. based subsidiaries). Syncora Guarantee maintains a tax sharing agreement with its subsidiaries, whereby the consolidated income tax liability is allocated among affiliates in the ratio that each affiliate’s separate return liability bears to the sum of the separate return liabilities of all affiliates that are members of the consolidated group. In addition, a complementary method is used which results in reimbursement by profitable affiliates to loss affiliates for tax benefits generated by loss affiliates. It is anticipated that Syncora Guarantee Re will be merged with and into Syncora Guarantee, with Syncora Guarantee surviving the merger. On the effective date of the merger, Syncora Guarantee Re’s separate existence will cease and it will no longer be a member of the U.S. consolidated return group.

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

Management has concluded that future income forecasted to be generated is insufficient to offset net operating loss carry forwards and cause the realization of the deferred tax assets within a reasonable period, thus a valuation allowance has been established against the entire deferred tax assets of the Company at June 30, 2008 and December 31, 2007. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) which places primary importance on the Company’s operating results in the most recent three-year period when assessing the need for a valuation allowance. The Company’s cumulative loss in the most recent three-year period represents negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support reversal of all or a portion of the valuation allowance. Until such time, except for state, local and foreign tax provisions, the Company will have no net deferred tax assets.

10. Segments

The Company’s business activities are organized and managed in two operating segments: financial guarantee insurance and financial guarantee reinsurance. These segments are managed separately because they provide different products or services to different customers, are subject to different regulation, and require different strategies. Products comprising the financial guarantee insurance segment primarily include financial guarantee insurance of public finance and structured finance debt securities and credit default swaps. Products comprising the reinsurance segment primarily include reinsurance of financial guarantee insurance products issued by financial guarantee insurance companies. Pursuant to the transactions discussed in Note 2, the financial guarantee reinsurance segment will cease to exist subsequent to the merger of Syncora Guarantee Re with and into Syncora Guarantee.

Set forth in the table below is certain financial information with respect to the Company’s operating segments for each of the three-month and six-month periods ended June 30, 2008 and 2007. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the notes to the Company’s audited historical financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 included in our Annual Report on Form 10-K. The Company evaluates the performance of each operating segment based on underwriting profit or loss before income taxes, nonrecurring items (e.g., items of an unusual or infrequent nature), and inter-segment transactions. Certain costs and operating expenses are allocated to each of the segments based on: (i) a review of the nature of such costs, and (ii) time studies analyzing the amount of employee compensation costs incurred by each segment.

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(U.S. dollars in thousands)
Financial guarantee insurance segment:
Net premiums earned	$114,131	$37,885	$165,862	$69,769
Net realized gains on derivatives	16,201	9,125	34,274	16,602
Fee and other income	2,231	85	2,231	85

Total underwriting revenues	132,563	47,095	202,367	86,456

Net losses and loss adjustment expenses	458,696	2,209	501,054	125
Acquisition costs, net	5,343	2,496	8,159	5,107
Operating expenses	48,207	19,028	85,536	35,578

Total underwriting expenses	512,246	23,733	594,749	40,810

Financial guarantee insurance underwriting (loss) profit	$(379,683)	$23,362	$(392,382)	$45,646

Financial guarantee reinsurance segment:
Net premiums earned.	$6,916	$7,128	$13,538	$14,146
Net realized gains on derivatives	182	54	488	54

Total underwriting revenues	7,098	7,182	14,026	14,200

Net losses and loss adjustment expenses	(3,049)	(51)	(3,919)	215
Acquisition costs, net	825	1,283	3,688	2,642
Operating expenses	1,909	2,688	4,416	6,390

Total underwriting expenses	(315)	3,920	4,185	9,247

Financial guarantee reinsurance underwriting profit	$7,413	$3,262	$9,841	$4,953

Total underwriting (loss) profit	$(372,270)	$26,624	$(382,541)	$50,599
Corporate and other:
Net investment income	31,525	30,263	63,852	56,388
Net realized losses on investments	(6,074)	(1,654)	(7,687)	(1,542)
Net realized gains on derivatives	—	—	179,559	—
Net unrealized losses on derivatives	(142,062)	(23,045)	(436,306)	(30,991)

Subtotal	(488,881)	32,188	(583,123)	74,454
Corporate operating expenses	1,237	4,837	2,304	8,655

(Loss) income before income tax and minority interest	(490,118)	27,351	(585,427)	65,799
Income tax expense	—	632	—	711

(Loss) income before minority interest	(490,118)	26,719	(585,427)	65,088
Minority interest—dividends on redeemable preferred shares	2,749	804	4,232	1,918

Net (loss) income	(492,867)	25,915	(589,659)	63,170
Dividends on perpetual preference shares	—	—	—	—

Net (loss) income available to common shareholders	$(492,867)	$25,915	$(589,659)	$63,170

SYNCORA HOLDINGS LTD.
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

	Six Months Ended June 30, 2008			Year Ended December 31, 2007
	Case Reserves	Unallocated Reserves	Total	Case Reserves	Unallocated Reserves	Total
(U.S. dollars in thousands)
Gross unpaid losses and loss adjustment expenses at beginning of year	$311,828	$90,691	$402,519	$85,351	$78,884	$164,235
Reinsurance balances recoverable on unpaid losses	(249,956)	(16,989)	(266,945)	(70,842)	(16,663)	(87,505)

Net unpaid losses and loss adjustment expenses at beginning of year	61,872	73,702	135,574	14,509	62,221	76,730
Increase (decrease) in net losses and loss adjustment expenses incurred in respect of losses occurring in:
Current year	116,600	(13,374)	103,226	59,094	11,481	70,575
Prior years	393,909	—	393,909	(3,653)	—	(3,653)
Less net losses and loss adjustment expenses paid	(23,381)	—	(23,381)	(8,078)	—	(8,078)

Net unpaid losses and loss adjustment expenses at end of period	549,000	60,328	609,328	61,872	73,702	135,574
Reinsurance balances recoverable on unpaid losses	126,104	14,745	140,849	249,956	16,989	266,945

Gross unpaid losses and loss adjustment expenses at end of period	$675,104	$75,073	$750,177	$311,828	$90,691	$402,519

Case Basis Reserves for Losses and Loss Adjustment Expenses

Set forth below is a discussion of certain case basis reserves established by the Company.

(a)

During the year ended December 31, 2007, the Company recorded a provision for losses before reinsurance of approximately $214.3 million ($34.7 million after reinsurance), representing the net present value loss expected to be incurred in the future with respect to certain of its guarantees of obligations supported by home equity line of credit (“HELOC”) and closed-end second (“CES”) mortgage loan collateral.

During the three months ended March 31, 2008, the Company recorded an additional provision for losses before reinsurance of approximately $42.0 million ($37.7 million after reinsurance), on a present value basis, to reflect adverse development on certain of such obligations. This provision included $2.2 million of accretion relating to the present value discount associated with reserves on the aforementioned obligations which were established in prior to January 1, 2008.

During the three months ended June 30, 2008, the Company recorded an additional provision for losses before reinsurance of approximately $524.9 million ($476.0 million after reinsurance), on a present value basis, to reflect adverse development on such obligations. The adverse development recorded during the three month period ended June 30, 2008 was primarily attributable to actual

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

reported claims during the quarter on certain insured securities that were substantially in excess of what had been estimated by the Company, as well as significant growth in payment delinquencies on mortgages comprising the collateral pools supporting certain of the Company’s guaranteed obligations.

The loss amounts discussed above, before giving effect to reinsurance, represent: (i) all claims paid through the measurement date, plus the net present value of claims expected be paid subsequent thereto, less (ii) recoveries received through the measurement date, the net present value of expected recoveries subsequent thereto, and the net present value of installment premiums due by the counterparties to such guarantees subsequent to the measurement date.

In connection with the Agreements discussed in Note 2, the Company agreed to commute substantially all of its ceded reinsurance arrangements. Consideration received by the Company in exchange for such commutations will result in the Company recording a loss of approximately $162 million during the quarter ended September 30, 2008.

The total remaining par guaranteed by the Company with respect to the aforementioned guarantees, net of carried case basis reserves but before reinsurance, aggregated approximately $4.1 billion ($4.2 billion after reinsurance) at June 30, 2008 and $2.4 billion ($2.2 billion after reinsurance) at December 31, 2007.

The Company’s estimates of losses on the aforementioned guarantees are based on assumptions and estimates extending over many years into the future. Such estimates are subject to the inherent limitation on management’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and loss adjustment expenses will vary, perhaps materially, from any estimate. Among other things, the assumptions could be affected by an increase in unemployment, increase in consumer costs, lower advance rates by lenders or other parties, lower than expected revenues or other events or trends. The Company’s estimates were determined based on an analysis of results of a cash flow model.

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

The Company based its default assumptions in large part on recent observed default rates and the current pipeline of delinquent loans. Prior to the quarter ended June 30, 2008, the Company had assumed that the default rates would begin to decline during the third and fourth quarters of 2008. The Company’s expectation now is that the decline will not commence until early 2009 through third-quarter of 2009, at which point the Company assumes that the default rate will stabilize at a rate nearer, but still above, historical default rates. Net losses will be greater if the time it takes the mortgage performance to stabilize is longer than currently anticipated.

After the occurrence of a rapid amortization event, the HELOC transactions generally benefit by the funding of the new HELOC draws by a third-party. This benefit will be diminished in the event that the third-party is not legally required, or is unable or unwilling, to fund the draws, or if the lender suspends credit lines under certain circumstances legally permitted. During the second quarter of 2008, the Company has observed a material decline in draw rates as a result of change in policies by some lenders, which now allow for suspension of credit lines. Management has adjusted the assumptions underlying its HELOC reserves to reflect the aforementioned observed decline.

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

Through June 30, 2008, the Company has paid claims (net of reimbursements from the transactions) aggregating $201.1 million on its guarantees of obligations supported by HELOC mortgage collateral. Through the Closing Date, we have paid claims (net of reimbursements from the transactions) aggregating $250.3 million.

(b)

As of June 30, 2008 and December 31, 2007, the Company carried reserves for unpaid losses and loss adjustment expenses of $74.0 million ($8.7 million after reinsurance and indemnifications provided by affiliates of XL Capital) representing the net present value loss expected to be incurred in the future with respect to an insured project financing. The reserves for unpaid losses and loss adjustment expenses were based on assumptions and estimates extending over many years into the future. There is currently no payment default with respect to this transaction. Management continues to monitor the exposure and will revise its loss estimate if necessary, as new information becomes available.

In connection with the Agreements discussed in Note 2, the Company and XL Capital agreed to cancel the aforementioned indemnities and commute the aforementioned reinsurance provided by affiliates of XL Capital in exchange for consideration payable to the Company by affiliates of XL Capital equal to the ceded reserves for unpaid losses and loss adjustment expenses. The total remaining par insured by the Company in connection with this transaction (net of applicable carried case reserves before reinsurance), which amortizes over the next 11 years, aggregated approximately $204.6 million at June 30, 2008 and $204.6 million at December 31, 2007.

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

(d)

During 2007 the Company recorded reserves for unpaid losses and loss adjustment expenses relating to two insured ABS CDOs of $8.8 million ($6.4 million net of reinsurance). During the three months ended March 31, 2008, the Company recorded an increase in such reserves of $0.2 million, which represented accretion of interest on the discounted reserve established in 2007. During the three months ended June 30, 2008, the Company determined these reserves to be redundant and, accordingly, reduced them to zero.

Unallocated Reserves

The Company’s net provision for unallocated reserves is a function of applying the initial expected loss ratio to earned premium each period (after exclusion of the effect on earned premium of refunding and full limit losses because no more risk exists on those related policies) and the expected loss emergence pattern. The Company’s unallocated loss reserve is established on an undiscounted basis and represents management’s best estimate of losses that the Company will incur in the future as a result of credit deterioration in the Company’s in-force business but which have not yet been specifically identified. As management establishes case basis reserves and pays claims it may, based on its judgment, reduce or increase the ultimate expected loss ratio used to determine unallocated reserves to reflect its best estimate of expected ultimate loss experience. In addition, under the Company’s accounting policy management may, based on its judgment, reduce unallocated reserves in response to significant case basis reserve or paid loss activity. Management would only expect such reductions to occur in limited instances, such as economic events generating significant loss activity across a broad cross-section of the portfolio. Management has not viewed the Company’s case basis reserve or paid loss activity to date to warrant such a reduction of the Company’s unallocated reserves. In addition, while material case basis reserves were established by the Company during the fourth quarter of 2007 and during the six month period

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

ended June 30, 2008, these reserves were concentrated in certain sectors of its financial guarantee portfolio and were associated with unprecedented credit-market events. As such, these events did not alter management’s perspective of the expected loss ratio associated with the remainder of the portfolio and the required level of unallocated reserves. For the three and six month periods ended June 30, 2008 and 2007, the Company recorded a net provision for unallocated reserves of ($15.9) million and ($13.4) million, and $2.3 million and $4.0 million, respectively. The reduction in the Company’s provision for unallocated reserves during the three and six month periods ended June 30, 2008 was attributable to a significant increase in refunded bonds and other accelerations during such periods (see Note 6).

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(U.S. dollars in thousands, except per share amounts)
Net (loss) income available to common shareholders	$(492,867)	$25,915	$(589,659)	$63,170

Basic shares.	64,259	64,136	64,236	64,136
Dilutive securities	—	371	—	287

Diluted shares	64,259	64,507	64,236	64,423

Basic (loss) earnings per common share.	$(7.67)	$0.40	$(9.18)	$0.98

Diluted (loss) earnings per common share	$(7.67)	$0.40	$(9.18)	$0.98

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

As of June 30, 2008 and December 31, 2007, the Company’s net outstanding par exposure under its in-force financial guarantee insurance and reinsurance policies and contracts aggregated to $83.1 billion and $105.0 billion, respectively. In addition, as of June 30, 2008 and December 31, 2007, the Company’s notional exposure under CDS contracts aggregated to $57.8 billion and $59.6 billion, respectively.

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Other Matters

(a)

The Company has insured payment of scheduled debt service on sewer revenue warrants issued by Jefferson County, Alabama (the “County”) in 2002 and 2003. As of June 30, 2008, the outstanding principal amount of such obligations was $1.2 billion before giving effect to reinsurance and $0.8 billion after giving effect to reinsurance, however, after giving effect to the commutation of certain reinsurance agreements described in Note 2 as if they had occurred at June 30, 2008, the insured outstanding principal amount of such obligations outstanding after giving effect to reinsurance would have been $1.0 billion. Such warrants are secured on a parity basis with other sewer revenue warrants of the County by a pledge of the net revenues of the County’s sewer system. The aggregate principal amount of warrants outstanding at June 30, 2008, including the warrants insured by the Company, was $3.2 billion. The warrants insured by the Company include certain variable rate demand warrants in the original principal amount of approximately $740.0 million that are owned by various liquidity banks who purchased them when they were tendered and not remarketed. While owned by the liquidity banks, such warrants bear interest at a special bank rate and are subject to redemption in 16 equal quarterly installments of approximately $46 million plus interest. All such interest and principal payments are insured by the Company. The first such principal installment was due April 1, 2008 (the “April 1 Quarterly Payment”) but was extended to June 1, 2008 with the consent of the liquidity banks. The second such installment would otherwise have been due on July 1, 2008 (the “July 1 Quarterly Payment”). However, in connection with a principal pay-down of the warrants insured by the Company in respect of the April 1 Quarterly Payment of approximately $10.6 million by the County on or around June 2, 2008 and approximately $10.6 million by the Company on or around June 3, 2008 and with the consent of the liquidity banks, the due dates in respect of both the remainder of the April 1 Quarterly Payment and the July 1 Quarterly Payment were extended to August 1, 2008, with subsequent installments to occur as originally scheduled on October 1, 2008 and quarterly thereafter. On August 1, 2008 in connection with a paydown of approximately $35 million by the County and $35 million by the Company, the liquidity banks, the County and the Company agreed that on or about August 4, 2008 the remainder of the April 1 Quarterly Payment would be satisfied together with a portion of the July 1 Quarterly Payment, which payment has been made. The remainder of the July 1 Quarterly Payment and the October 1 Quarterly Payment were also extended to November 17, 2008 with subsequent installments to occur on January 1, 2009 and quarterly thereafter. Pursuant to certain forbearance agreements with the County, the liquidity banks have agreed, during a specified forbearance period, to forbear from exercising any remedies upon certain defaults, including defaults in the payment of the quarterly principal installments and certain interest amounts. Such forbearance period, which has now been extended three times, will expire on November 17, 2008 unless again extended. There is no assurance any such extension will occur. The County’s sewer system is experiencing severe financial difficulties. In a filing dated February 27, 2008 pursuant to SEC Rule 15c2-12, the County stated it can provide no assurance that net revenues from the sewer system will be sufficient to permit the County to meet the interest rate and amortization requirements related to warrants owned by the liquidity banks. Management does not expect to incur a loss on the warrants insured by the Company and, accordingly, the Company has not recorded any provision for losses on the such warrants to date. However, management continues to monitor this exposure and as new information becomes available the Company may be required to establish a provision for loss reserves in the future. In addition, the Company may be required to pay claims in the event of a continuing failure to remarket the bonds or a failure to extend the aforementioned forbearance agreements. The Company estimates that the maximum amount of such claims is approximately $55 million per quarter over the 16-quarter accelerated amortization period. This estimate is based on the maximum amount of debt service the Company may have to pay under its policies. Actual amounts of claims the Company may be required to pay may differ from such estimates and the differences could be material. On or around June 17, 2008, a class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama, on behalf of all persons and entities that paid rates with respect to the County’s sewer system from January 1, 2003 to the present. The suit

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

asserts claims against, among others, the Company, another bond insurer, numerous financial institutions, and certain current and former County commissioners, alleging negligence, breach of fiduciary duty, conspiracy, misrepresentation, fraud, breach of contract and unjust enrichment in connection with the issuance of the County’s sewer system warrants, certain conduct occurring thereafter and the operation of the sewer system. The lawsuit does not seek any specific amount in damages from any defendant. The Company believes that such lawsuit lacks merit and intends to vigorously defend itself against such action.

(b)

On February 11, 2008, Syncora Guarantee Re issued $200 million of its non-cumulative perpetual Series B preferred shares (the “Syncora Guarantee Re Series B Preferred Shares”) pursuant to the exercise of a put option under its capital facility. The Syncora Guarantee Re Series B Preferred shares have a par value of $120 per share and a liquidation preference of $100,000 per share. The Syncora Guarantee Re Series B Preferred Shares rank prior to Syncora Guarantee Re’s common shares and Syncora Guarantee Re’s series A redeemable preferred shares. Holders of outstanding Syncora Guarantee Re Series B Preferred Shares shall be entitled to receive, in preference to the holders of Syncora Guarantee Re’s common shares and Syncora Guarantee Re’s series A redeemable preferred shares, cash dividends at a percentage rate per Syncora Guarantee Re Series B Preferred Share as follows:

(1)	for any dividend period ending on or prior to December 9, 2009, one-month LIBOR plus 1.00% per annum, calculated on an actual/360 day basis; and

(2)	for any subsequent dividend period, one-month LIBOR plus 2.00% per annum, calculated on an actual/360 day basis.

The holders of the Syncora Guarantee Re Series B Preferred Shares are not entitled to any voting rights as shareholders of Syncora Guarantee Re and their consent is not required for taking any corporate action. Subject to certain requirements, the Syncora Guarantee Re Series B Preferred Shares may be redeemed, in whole or in part, at the option of Syncora Guarantee Re at any time or from time to time after December 9, 2009 for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon to the date of redemption without interest on such unpaid dividends. On February 26, 2008, Syncora Guarantee Re elected to declare dividends on the Syncora Guarantee Re Series B preferred shares at the required rate for the next three monthly periods and on May 6, 2008, Syncora Guarantee Re elected to declare dividends on the Series B Preferred Shares at the required rate for the succeeding month. On July 25, 2008, Syncora Guarantee Re elected to declare dividends on the Syncora Guarantee Re Series B Preferred Shares at the required rate for the July 2008 and August 2008 periods.

In accordance with GAAP, the aforementioned put option is required to be reported at fair value with changes in the fair value thereof reflected in the unrealized gains (losses) component of the “Net change in fair value of derivatives” line item of the Company’s statements of operations. At December 31, 2007 the fair value of the put option was $107.0 million, which is reflected in the Company’s consolidated balance sheets at such date in the line item entitled, “Derivative assets”. During the period from January 1, 2008 through to the effective date of the exercise of the put option, the Company recorded an incremental unrealized gain on the put option of $72.5 million and the corresponding Derivative asset at such date was $180 million. Upon the exercise of the put option, the Company reversed the derivative asset and correspondingly reduced the paid in capital of the Syncora Guarantee Re Series B Preferred Shares that were issued pursuant to the exercise of the put option. The effect of these entries is to report the Syncora Guarantee Re Series B Preferred Shares at their estimated fair value at the date of issuance. Accordingly, the carrying value of the Syncora Guarantee Re Series B Preferred Shares at June 30, 2008 of $20.0 million represents the net proceeds received upon the issuance thereof less the reversal of the fair value of the put option on the date of exercise.

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

(c)

To reduce long-term operating costs and align resources with its current needs (see Note 2), effective March 31, 2008 the Company reduced its workforce by approximately 60 positions, which consisted primarily of insurance business origination staff. As a result of this workforce reduction the Company recorded a charge of approximately $10.3 million during the six months ended June 30, 2008 for estimated severance payments expected to be made to terminated employees. In addition, unvested awards of restricted stock aggregating 207,814 shares to such terminated employees were cancelled. During the three months ended June 30, 2008, the Company incurred expenses of approximately $6.3 million in connection with further reductions of its workforce.

(d)

The Company’s Board of Directors did not declare a quarterly dividend with respect to its common shares or a semi-annual dividend with respect to the Syncora Holdings series A preference shares (the “Syncora Holdings Series A Preference Shares”) during the three months ended June 30, 2008 or at any time thereafter through to the filing date of this report. On August 5, 2008, Syncora Holdings entered into an undertaking with the New York Insurance Department pursuant to which it agreed to not make dividends or distributions to its shareholders for eighteen months following such date without its express written consent. Any future dividends will be subject to the discretion and approval of the Board of Directors, applicable law and regulatory and contractual requirements. If dividends on the Syncora Holdings Series A Preference Shares are not paid in an aggregate amount equivalent to dividends for six full quarterly periods, whether or not declared or whether or not consecutive, holders of the Syncora Holdings Series A Preference Shares will have the right to elect two persons who will then be appointed as additional directors to the Board of Directors of Syncora Holdings. To date, dividends on the Syncora Holdings Series A Preference Shares have not been paid in an aggregate amount equivalent to three quarterly periods.

(e)

As a result of the transfer of XL Capital’s common shares of Syncora Holdings as described in Note 2, change of control provisions under certain of the Company’s compensation plans have been triggered, which require the immediate vesting of awards granted to employees under such plans. Accordingly, the Company expects to record a charge during the three months ended September 30, 2008 of approximately $19.5 million to recognize the accelerated vesting of such awards.

15. Litigation

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

On March 19, 2008, MLI filed a complaint in a New York federal court challenging the effectiveness of our terminations of seven CDS contracts. On March 31, 2008, we filed a counterclaim seeking a judgment from the court that our terminations were effective and an award of damages for MLI’s failure to make certain termination payments under the Swaps. On April 18, 2008, MLI filed a motion for summary judgment as to MLI’s claims and partial summary judgment as to our claims. The court issued an order granting MLI’s motion on June 10, 2008 and issued an opinion in support of that order on July 15, 2008. As part of the settlement agreement with Merrill Lynch and MLI that was announced by the Company on July 28, 2008 and closed on August 5, 2008, the parties agreed to terminate the seven CDS contracts (along with an eighth CDS contract not at issue in the litigation) in exchange for a payment from the Company and to dismiss the litigation. On August 8, 2008, Merrill Lynch, MLI and the Company filed a joint stipulation dismissing the complaint and counterclaims in the litigation with prejudice.

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December 2007 and January 2008, three class action lawsuits, Brickman Investments, Inc. v. Security Capital Assurance Ltd et al., 2 West, Inc. v. Security Capital Assurance Ltd et al., and Clarke v. Security Capital Assurance Ltd et al., were commenced in the United States District Court for the Southern District of New York. Two of the lawsuits were filed on behalf of all persons who purchased our common shares in the secondary public offering by XLI, as selling shareholder, on or about June 6, 2007. The third lawsuit was filed on behalf of all persons who purchased or otherwise acquired our securities from April 23, 2007 through December 10, 2007, including those who purchased shares in the secondary offering. The complaints name us, our President and Chief Executive Officer, our former Executive Vice President and Chief Financial Officer, and XL Insurance Ltd as defendants, and they allege various violations of the Securities Act and the Exchange Act by the defendants. Two of the complaints also name the lead underwriters of the secondary offering as defendants. The complaints include claims that defendants’ public statements, including the registration statement and prospectus related to the secondary offering, contained false and misleading statements and omitted to disclose material facts necessary to make the statements contained therein not misleading. On April 24, 2008, an order was entered consolidating these actions under the caption, In re Security Capital Assurance Ltd. Securities Litigation, and appointing the Employees’ Retirement System of the State of Rhode Island as lead plaintiff. On August 6, 2008, a consolidated amended complaint was filed. The consolidated amended complaint adds Edward Hubbard, Executive Vice President, as well as Richard Heberton, former chief credit officer of XLCA as defendants and expands the class period to include all persons who acquired our securities from March 15, 2007 to March 18, 2008.

In March and April, 2008, three class action lawsuits, Hinds County, Mississippi v. Wachovia Bank N.A. et al., Fairfax County, Virginia et al. v. Wachovia Bank N.A. et al., and City of Oakland, California v. AIG Financial Products Corp. et al., were commenced in the United States District Courts for the Southern District of New York, District of Columbia, and Northern District of California, respectively, on behalf of all state, local and municipal government entities that purchased municipal derivatives from us or the other defendants in the period from January 1, 1992 through December 31, 2006. The complaints name a number of providers and brokers of municipal derivatives, including us, as defendants, and they allege a conspiracy among the defendants to fix, raise, maintain or stabilize the price of, and to rig bids and allocate customers and market for, municipal derivatives. The complaints seek unspecified damages and other relief. On June 16, 2008, the Judicial Panel on Multidistrict Litigation issued an order transferring these actions to the Southern District of New York under the caption, In re Municipal Derivatives Antitrust Litigation, for coordinated or consolidated pretrial proceedings. Pursuant to that order, several related actions which have been filed subsequently, including Mayor and City Counsel of Baltimore v. Wachovia Bank N.A. et al., County of Alameda, California v. AIG Financial Products Corp. et al., City of Fresno, California v. AIG Financial Products Corp. et al, Central Bucks School District v. Wachovia Bank N.A. et al., and Washington County, Tennessee v. Bank of America, N.A. et al., will be treated as potential tag-along actions.

In addition, in July 2008, two lawsuits, City of Los Angeles v. Bank of America, N.A. et al. and City of Stockton v. Bank of America, N.A. et al., were commenced in state courts in California. The complaints name a number of providers and brokers of municipal derivatives, including us, as defendants, and they allege a conspiracy among the defendants to rig bids in municipal derivative auctions in violation of California state antitrust laws and California state common law. The complaints seek unspecified damages and other relief. Two other lawsuits, City of Los Angeles v. Ambac Financial Group, Inc. et al. and City of Stockton v. Ambac Financial Group, Inc. et al., were commenced by the same plaintiffs in July 2008 in state courts in California. The complaints name six bond insurers, including XL Capital Assurance Inc., and two individuals as defendants, and they allege that defendants failed to fully disclose their investment in subprime mortgage-backed securities and insurance of subprime instruments and that defendants conspired to perpetuate and maintain a dual system of bond rating in violation of California state antitrust laws and California state common law. The complaints seek unspecified damages and other relief.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto contained in our unaudited interim consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2008. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below. See also “Cautionary Note Regarding Forward-Looking Statements” for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement.

Overview of Our Business

General

On March 17, 2006, XL Capital Ltd (“XL Capital”) formed Syncora Holdings Ltd (“Syncora Holdings”) (formerly known as Security Capital Assurance Ltd), as a wholly-owned Bermuda based subsidiary holding company. On July 1, 2006, XL Capital contributed all its ownership interests in its financial guarantee insurance and financial guarantee reinsurance operating businesses to Syncora Holdings. The aforementioned operating businesses consisted of: (i) Syncora Guarantee Inc. (“Syncora Guarantee”) (a New York domiciled financial guarantee insurance company formerly known as XL Capital Assurance Inc.) and its wholly-owned subsidiary, Syncora Guarantee (U.K.) Ltd (formerly known as XL Capital Assurance (U.K.) Limited) and (ii) Syncora Guarantee Re Ltd (“Syncora Guarantee Re”) (a Bermuda domiciled financial guarantee reinsurance company formerly known as XL Financial Assurance Ltd.). Syncora Guarantee was an indirect wholly-owned subsidiary of XL Capital and all of Syncora Guarantee Re was indirectly owned by XL Capital, except for a preferred stock interest which was owned by Financial Security Assurance Holdings Ltd. (“FSA”), an entity which is otherwise not related to XL Capital or the Company. References to the “Company,” “we,” “us” and “our” mean Syncora Holdings and, unless otherwise indicated, its subsidiaries. On August 4, 2006, Syncora Holdings completed an initial public offering (the “IPO”). In addition, XL Capital sold common shares of Syncora Holdings from its holdings directly to the public in a secondary offering concurrent with the IPO. Immediately after the IPO and the secondary offering, XL Capital, through its wholly-owned subsidiary XL Insurance (Bermuda) Ltd (“XLI”), owned approximately a 63% economic interest in Syncora Holdings. In June 2007, XLI completed the sale of additional common shares of Syncora Holdings from its holdings. Immediately after such sale, XLI owned approximately a 46% voting and economic interest in Syncora Holdings. On August 5, 2008, XL Capital transferred all of the common shares of Syncora Holdings it owned to be held in trust as described below. See —“Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

Prior to January of 2008 (as more fully discussed below, see “—Recent Developments”), we provided credit enhancement and protection products to the public finance and structured finance markets throughout the United States and internationally through the issuance of financial guarantee insurance policies and credit default swap (“CDS”) contracts, as well as the reinsurance of financial guarantee insurance and CDS contracts written by other insurers. Financial guarantee insurance provides an unconditional and irrevocable guarantee to the holder of a debt obligation of full and timely payment of the guaranteed principal and interest. In the event of a default under the obligation, the insurer has recourse against the issuer or any related collateral (which is more common in the case of insured asset-backed obligations or other non-municipal debt) for amounts paid under the terms of the policy. CDS contracts are derivative contracts that offer credit protection relating to a particular security or pools of specified securities. Under the terms of a CDS contract, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a referenced security. Our financial guarantee reinsurance provides a means by which financial guarantee insurance companies can manage and mitigate risks in their in-force business and/or increase their capacity to write such business.

Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties

Recent Developments

Adverse developments in the credit markets generally and the mortgage market specifically in the second half of 2007, which accelerated in the fourth quarter of 2007 and continued to deteriorate through the first and second quarters of 2008, have resulted in material adverse effects on the Company’s business, results of operations, and financial condition, including (i) significant adverse development of anticipated claims on the Company’s guarantees of collateralized debt obligations (“CDOs”) of asset-backed securities (“ABS CDOs”) and significant adverse development of reserves for unpaid losses and loss adjustment expenses on the Company’s guarantees of residential mortgage-backed securities (“RMBS”), and (ii) downgrades of the insurance financial strength (“IFS”) ratings of the Company’s operating subsidiaries by Moody’s Investors Service, Inc. (“Moody’s”), Fitch Ratings (“Fitch”) and Standard & Poor’s Ratings Services (“S&P”), which ratings have been fundamental to their ability to conduct business and which have caused the Company to suspend writing substantially all new business since January of 2008, resulting in the loss of future incremental earnings and cash flow.

Furthermore, during the second quarter of 2008, the Company recorded a material increase in adverse development of anticipated claims on its guarantees of ABS CDOs and reserves for unpaid losses and loss adjustment expenses on its guarantees of RMBS (see Note 11 to the unaudited interim consolidated financial statements) causing it to be unable to maintain Syncora Guarantee’s compliance with its $65 million minimum policyholder surplus requirement under New York State law as of June 30, 2008. In light of this material adverse development, and in accordance with its previously disclosed strategic plan, the Company, certain financial institutions that are counterparties to CDS contracts with Syncora Guarantee (the “Financial Counterparties”), Merrill Lynch & Co., Inc. (“Merrill Lynch”) and certain of its affiliates, and XL Capital and certain of its affiliates, entered into a number of agreements (the “Agreements”) on July 28, 2008. The transactions contemplated by the Agreements closed on August 5, 2008 (the “Closing Date”), except for the transactions contemplated by the FSA Master Agreement (as defined below), which closed on August 4, 2008. The Agreements, the transactions contemplated thereby, and related transactions are described below:

Agreements and Related Transactions

Master Transaction Agreement and Merrill Agreement

The Master Transaction Agreement provides for the termination, commutation or elimination of certain reinsurance agreements, guarantees and other arrangements among the Company and XL Capital and certain of its subsidiaries, and between Syncora Guarantee and Syncora Guarantee Re, in exchange for a cash payment by XL Capital to the Company of $1.775 billion, the issuance and transfer of 8 million class A ordinary shares of XL Capital to Syncora Guarantee and the transfer of XL Capital’s common shares of Syncora Holdings to be held in trust for the benefit of Syncora Guarantee until such time as an agreement between Syncora Guarantee and the Financial Counterparties is reached, and thereafter the Syncora Holdings shares will be held for the benefit of the Financial Counterparties. As a result of the transfer of the shares of Syncora Holdings to an escrow account pending the release of the shares to the trust (which will occur upon establishment of the trust and obtaining necessary approvals), XL Capital no longer has the right to vote, nominate directors to Syncora Holdings’ Board of Directors or any other rights. On the Closing Date, the four XL Capital-nominated directors on Syncora Holdings’ Board of Directors resigned. Pursuant to a shareholders agreement to be entered into by Syncora Holdings and trustee of the trust upon transfer of the shares of Syncora Holdings to the trust, the trust will have a number of rights including the right to vote the shares and to nominate to Syncora Holdings’ Board of Directors, such number of directors as would equal one nominee less than a majority (if Syncora Holdings, Board of Directors consists of nine or fewer Directors) or two nominees less than a majority (if Syncora Holdings, Board of Directors consists of ten or more Directors).

Under a registration rights agreement, dated as of August 5, 2008, by and among Syncora Guarantee, Syncora Guarantee Re and XL Capital, XL Capital agreed to provide Syncora Guarantee and Syncora Guarantee Re with two demand registration and unlimited piggyback registration rights with respect to the 8 million class A ordinary shares issued by XL Capital to Syncora Guarantee and Syncora Guarantee Re. Syncora Guarantee and Syncora Guarantee Re also agreed to hold such shares for a period of six months, and any sale of class A ordinary shares of XL Capital by Syncora Guarantee or Syncora Guarantee Re will be subject to a right of first offer in favor of XL Capital. In addition, pursuant to a letter, dated July 29, 2008, from Syncora Holdings to the underwriters named in the underwriting agreement entered into by XL Capital for a public offering of its class A ordinary shares, Syncora Holdings agreed, and agreed to cause its subsidiaries to agree, to a six month lock-up period with respect to class A ordinary shares of XL Capital.

Concurrently with the execution of the Master Transaction Agreement, Syncora Holdings and Syncora Guarantee Re entered into an agreement (the “Merrill Agreement”) with Merrill Lynch, Merrill Lynch International (“MLI”) and eight trusts affiliated with Syncora Holdings (the “CDS Trusts”), the obligations of which are guaranteed by policies issued by Syncora Guarantee. The Merrill Agreement provides for the termination of eight CDS contracts (the “Swaps”) and the related financial guarantee insurance policies issued by Syncora Guarantee with insured gross par outstanding as of June 30, 2008 of approximately $3.7 billion, in exchange for a payment by Syncora Guarantee to Merrill Lynch of an aggregate amount of $500 million. As part of the closing of the transactions comprising the Merrill Agreement, the parties provided mutual releases of claims with respect to the Swaps and the related policies. In addition, Syncora Guarantee and MLI have agreed to dismiss previously disclosed litigation related to seven of the Swaps. As a result of the termination of the Swaps, the Company will record a loss of $94.0 million during the three month period ended September 30, 2008.

The Company and XL Capital have obtained approvals from the New York Insurance Department and the Bermuda Monetary Authority for the Master Transaction Agreement and the transactions comprising such agreement. Other required approvals related to the Master Transaction Agreement have been received from the Delaware Department of Insurance. The New York Insurance Department has also approved the Merrill Agreement and the transactions comprising such agreement.

FSA Master Agreement

Concurrently with the execution of the Master Transaction Agreement, the Company also entered into an agreement (the “FSA Master Agreement”) with FSA. The FSA Master Agreement provides for the commutation of all reinsurance ceded by FSA and its subsidiaries to Syncora Guarantee Re, including that ceded under the amended and restated master facultative reinsurance agreement, dated as of November 3, 1998 (the “Old Master Facultative Agreement”) that was the subject of a guarantee issued by XLI (see Note 8). Commutation of the Old Master Facultative Reinsurance Agreement and all cessions thereunder was a condition to the obligations of XL Capital under the Master Transaction Agreement. Pursuant to the FSA Master Agreement, FSA and Syncora Guarantee Re entered into the commutation and release agreement (the “Commutation Agreement”), under which all existing cessions to Syncora Guarantee Re by FSA were commuted in return for a payment by Syncora Guarantee Re of approximately $165.4 million, representing statutory reserves less ceding commission plus a commutation premium. In turn, FSA and one of its subsidiaries entered into a new master facultative reinsurance agreement (the “New Master Facultative Agreement”) and related reinsurance memorandum (the “Reinsurance Memorandum”) with Syncora Guarantee, under which FSA ceded certain of the commuted risks to Syncora Guarantee in return for a payment by FSA to Syncora Guarantee of approximately $88.5 million, representing the statutory unearned premium reserve for such risks, less ceding commission. FSA has undertaken to use its best efforts to reassume such reinsurance from Syncora Guarantee for a period of nine months after the closing, subject to limitations under Article 69 of the New York Insurance Law, which imposes aggregate and single risk limits on insurance that can be written by a financial guaranty insurer, FSA’s internal and rating agency single risk limits, other potential limitations and FSA’s underwriting guidelines. Syncora Guarantee was required to fund a trust in an initial amount of approximately $104 million to collateralize its obligations to FSA under the reinsurance agreement, which includes regulatory mandated contingency reserves. Finally, Syncora Holdings purchased all class A preferred shares of Syncora Guarantee Re held by FSA and its subsidiary, with a liquidation preference of $39 million, for approximately $2.9 million pursuant to an agreement for the sale and purchase of preferred shares (the “Preferred Shares Purchase Agreement”). As a result of the Commutation

Agreement and New Master Facultative Agreement, the Company will record a loss of $57.6 million during the three month period ended September 30, 2008. In addition, as a result of Syncora Holdings’ purchase of the class A preferred shares of Syncora Guarantee Re, the Company will record a gain of $36.1 million during the three-month period ended September 30, 2008, which will be recorded in retained earnings and not reflected in the Company’s net income.

Credit Agreement Amendment

Concurrently with the execution of the Master Transaction Agreement, Syncora Holdings also entered into an amendment, forbearance and limited waiver agreement (the “Credit Agreement Amendment”) with the lenders under its credit agreement, dated as of August 1, 2006, as amended (the “Credit Agreement”). Pursuant to the Credit Agreement Amendment, Syncora Holdings agreed (i) to permanently reduce the availability under its revolving credit facility from $250,000,000 to zero, (ii) to reduce the availability under the letter of credit facility to the amount of the letter of credit exposure as of July 28, 2008 and, subsequently, further reduce such exposure for any outstanding letters of credit for FSA’s benefit upon the closing the Commutation Agreement, and (iii) collateralize the remaining letters of credit after the consummation of the transactions comprising the Master Transaction Agreement. In consideration of the foregoing, the lenders under the Credit Agreement have agreed to (i) forbear from declaring certain defaults, if any, set forth in the Credit Agreement Amendment, (ii) waive such defaults, if any, upon the satisfaction of certain conditions set forth in the Credit Agreement Amendment, and (iii) grant certain waivers in connection with the consummation of the Master Transaction Agreement. As of the Closing Date the amount of letters of credit outstanding under the Credit Agreement and the amount of collateral posted by the Company in support of such letter of credit was $24.0 million.

Agreement with Financial Counterparties

In consideration for the releases and waivers agreed to by the Financial Counterparties as part of the Master Transaction Agreement, Syncora Guarantee has agreed to hold an aggregate amount of $820 million in cash (plus interest thereon, premiums paid by the Financial Counterparties from July 28, 2008 through October 15, 2008 and any proceeds from the sale by the trust of XL Capital’s common shares of Syncora Holdings, in the event such shares are sold) for the purpose of commuting, terminating, amending or otherwise restructuring existing agreements with the Financial Counterparties pursuant to an agreement to be negotiated with the Financial Counterparties. In the event that such agreement is not reached by October 15, 2008, Syncora Guarantee has agreed to use such proceeds only to pay claims under the CDS contracts of the Financial Counterparties. In addition, through such date, Syncora Guarantee and Syncora Guarantee Re have agreed to certain restrictions on their ability to commute, terminate, amend or otherwise restructure policies and contracts to which either is a party. In the event that Syncora Guarantee becomes subject to a rehabilitation or liquidation proceeding, the funds shall no longer be separately held, segregated or limited in use for commutations or restructurings, and will be part of the general assets of Syncora Guarantee.

Related Transactions

In addition to the transactions contemplated by the Agreements, with the exception of the merger of Syncora Guarantee Re with and into Syncora Guarantee discussed below which is expected to be consummated in September 2008, the Company executed the following transactions on or about the Closing Date:

•

commutation of certain retrocession agreements the Company had in place with non-affiliates, which will result in a loss of $111.4 million during the three months ended September 30, 2008, which includes $169.6 million of unrealized mark-to-market losses on credit derivatives,

•	distribution from Syncora Guarantee Re of $30.8 million to Syncora Holdings,

•

discontinuance of Syncora Guarantee Re as a Bermuda corporation and continuance of Syncora Guarantee Re as a Delaware corporation, contribution by Syncora Holdings of all its ownership interests in Syncora Guarantee Re to Syncora Guarantee, which will be followed by the merger of Syncora Guarantee Re with and into Syncora Guarantee, with Syncora Guarantee being the surviving company, subject to required regulatory approvals. Subsequent to the merger of Syncora

Guarantee Re with and into Syncora Guarantee, the Company’s financial guarantee reinsurance segment will cease to exist and existing reinsurance agreements of Syncora Guarantee Re will become those of Syncora Guarantee. See “—Segments”.

Total expenses (consisting of legal, investment advisory, accounting and consulting fees) expected to be incurred in connection with the transactions contemplated by the Agreements and other related transactions discussed above are approximately $26.9 million, of which $5.6 million have been incurred and recorded during the three and six month periods ended June 30, 2008 and approximately $21.3 million is expected to be incurred and recorded during the three months ended September 30, 2008.

After giving effect to transactions contemplated by the Agreements and related transactions discussed above (including the expenses associated with such transactions expected to be incurred during the quarter ended September 30, 2008) as if they had been consummated on June 30, 2008, total consolidated equity of the Company and Syncora Guarantee, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), would have been $1.1 billion and $1.1 billion at June 30, 2008, respectively, as compared to a deficit of $182.1 million and $45.0 million, respectively, actually reported at such date. In addition, after giving effect to the transactions described above as if they had been consummated on June 30, 2008, Syncora Guarantee’s policyholder surplus would have been $1.0 billion, as compared to a deficit of $881.1 million actually reported at such date. The total consolidated equity of the Company and Syncora Guarantee and Syncora Guarantee’s policyholder surplus numbers described above reflect certain assumptions by the Company concerning the transactions contemplated by the Agreements and related transactions. There can be no assurance that our assumptions will not differ materially from the ultimate treatment of the aforementioned transactions.

Ongoing Strategic Plan

The Company continues to be focused on: (i) mitigating the risk of non-compliance with regulatory solvency requirements and risk limits, (ii) maintaining or enhancing the Company’s liquidity, and (iii) mitigating uncertainty in regard to adverse loss reserve development. In this regard, going forward the Company will be primarily seeking to: (i) reaching agreements with Financial Counterparties to commute, terminate or restructure our remaining CDS contracts on terms satisfactory to the Company, (ii) reduce costs, and (iii) remediate troubled credits to minimize claim payments, maximize recoveries, and mitigate ultimate expected losses. The Company does not currently expect to be able to recommence new business production for the foreseeable future.

Continuing Risks and Uncertainties

After the closing of the transactions contemplated by the Agreements and related transactions discussed above, the Company continues to be exposed to certain significant risks and uncertainties that could materially adversely affect its results of operations, financial condition and liquidity, including the following:

•

The Company continues to be materially exposed to risks associated with any continuing deterioration in the credit market sectors discussed above, as well as the spread of such deterioration to other sectors of the economy to which the Company has material business exposure. The extent and duration of any continued deterioration of the credit markets is unknown, as is the effect, if any, on potential claim payments and the ultimate amount of losses the Company may incur on obligations it has guaranteed. As a result of the level of Syncora Guarantee’s policyholder surplus as of the Closing Date and uncertainty associated with any future adverse loss development, there is a risk that should additional material adverse development of the Company’s loss reserves occur, it could cause Syncora Guarantee to be out of compliance with minimum regulatory solvency requirements, which could, in turn, cause its primary regulators to intervene in its operations.

•

Establishment of case basis reserves for unpaid losses and loss adjustment expenses on the Company’s in-force insurance and reinsurance business and assessing the amount of anticipated claims and recoveries on the Company’s in-force credit derivatives requires the use and exercise of significant judgment by management, including estimates regarding the likelihood of occurrence and amount of a loss on an guaranteed obligation. Actual experience may differ from estimates and such difference may be material, due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred and, in certain cases, will occur over many years in the future. Examples of these events include changes in the level of interest rates, credit deterioration of guaranteed obligations, and changes in the value of specific assets supporting guaranteed obligations. Both qualitative and quantitative factors are used in making such estimates. Any estimate of future costs is subject to the inherent limitation on management’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and claims will vary, perhaps materially, from any estimate. As of the Closing Date, the policyholder surplus of Syncora Guarantee is estimated to be approximately $1.0 billion, which exceeds its minimum policyholder surplus requirements of $65 million under New York State law. Accordingly, the Company estimates that it could incur adverse case basis loss reserve development subsequent to June 30, 2008 of approximately $900 million and still maintain compliance with its minimum policyholder surplus requirements. Other items of income and expense are included in the calculation of policyholder surplus and variations in these amounts from the Company’s estimates would also affect the maintenance of compliance with minimum policyholder surplus requirements. Actual experience may differ from estimates and such differences may be material.

•

Under the Master Transaction Agreement, the Company agreed with the Financial Counterparties to negotiate in good faith to reach an agreement for the commutation, termination, amendment or the restructuring of the existing agreements with such Financial Counterparties prior to October 15, 2008. Any such agreement must include an agreed upon number of Financial Counterparties. There can be no assurance that the negotiations with the Financial Counterparties will be successful or that we will reach an agreement with the requisite number of Financial Counterparties prior to October 15, 2008. Any agreement with the Financial Counterparties will require addressing the Company’s public finance business to the satisfaction of the New York Superintendent of Insurance. There can be no assurances that the negotiations with the Financial Counterparties to reach an agreement on the appropriate treatment of the public finance business of the Company will be successful or that the agreement reached with the Financial Counterparties will be satisfactory to the Superintendent. In addition, until October 15, 2008, the Counterparties will forbear from exercising certain triggered enforcement rights in respect of one or more transactions, agreements, policies, guarantees or treaties to which the Company or its affiliates are a party (the “Forbearance”). If we do not reach agreement with the Financial Counterparties prior to October 15, 2008, this Forbearance will expire. Reaching an agreement with the Financial Counterparties for the commutation, termination, amendment or restructuring of the existing agreements should significantly limit our exposure to future adverse loss development on a significant portion of its in-force business. As a result, failure to reach an agreement with the Financial Counterparties would cause us to continue to be exposed to material adverse loss development on such business, which if such loss development is realized could have a material adverse effect our financial position and results of operations.

•

The failure to reach an agreement with the Counterparties for the commutation, termination, amendment or restructuring of the existing agreements with the Financial Counterparties would increase uncertainty with respect to adverse loss reserve development and may have material adverse effect on our liquidity, which would material adverse effect on our business.

Assessment of Company’s Ability to Continue as a Going Concern

On July 28, 2008, the Company announced that there was substantial doubt about its ability to continue as a going concern because SGI and SGR were expected to report negative statutory surplus at June 30, 2008, making it likely that, in the absence of the consummation of the transactions contemplated by the Agreements and related transactions, they would be subject to action by their primary regulators. At that time the Company also announced that it would re-assess whether substantial doubt exists about the Company’s ability to continue as a going concern subsequent to the Closing Date.

In the opinion of the Company, the principal factor which then and now affects the Company’s ability to continue as a going concern was the risk of material adverse loss development. In evaluating this risk, management considered the following, each of which it believes mitigates the risk of additional adverse loss development and all of which are described in more detail above:

•	The Company’s capital position after giving effect to the transactions contemplated by the Agreements and related transactions as discussed above,

•	The termination of the Swaps with Merrill Lynch and MLI,

•

The commitment of the Financial Counterparties pursuant to the Master Transaction Agreement to negotiate in good faith to reach an agreement for the commutation, termination, amendment or the restructuring of the Company’s obligations under its guarantees to such counterparties, which guarantees represent all of the Company’s ABS CDO exposure and approximately $52.9 billion out of the Company’s total CDS contract exposure of approximately $59.4 billion. (Of the $6.5 billion remaining CDS exposure the Company has no residential mortgage exposure and, with the exception of one contract with $4.5 million of reserves for unpaid losses, none of the guarantees comprising the $6.2 billion were on the Company’s list of closely monitored credits),

•

The Company’s remaining exposure to residential mortgages for which adverse development is possible, apart from the Company’s guarantees of ABS CDOs to the Financial Counterparties discussed above, relates to the $8.6 billion of RMBS exposure, for which the Company has recorded reserves for unpaid losses and loss adjustment expenses of $587.5 million at June 30, 2008.

However, based on the accounting and reporting requirements for assessing whether there is substantial doubt about an entity’s ability to continue as a going concern, the Company is only permitted to consider completed transactions and, thus, cannot consider the commitment of the Financial Counterparties to reach an agreement with the Company for the commutation, termination, amendment or restructuring of the existing agreements, despite the commitment to do so under the Master Transaction Agreement (see “Continuing Risks and Uncertainties” above). As a result of this uncertainty, management has concluded that there remains substantial doubt about the ability of the Company to continue as a going concern. The unaudited interim June 30, 2008 consolidated financial statements are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern. The Company will re-assess its going-concern status in the event agreements with the Financial Counterparties are reached. Our future going concern assessment will in large part be based on the amount of ABS CDO exposure that is reduced and risk of adverse loss development that is mitigated pursuant to such agreements and the amount of the then expected RMBS adverse loss development.

Corporate Structure

The following charts illustrate the Company’s corporate structure before and after the implementation of the transactions contemplated by the Agreements and the related transactions described above. The first chart below illustrates the Company’s current corporate structure and the second chart illustrates the Company’s corporate structure after giving effect to the transactions contemplated by the Agreements and related transactions described above.

Current Corporate Structure at June 30, 2008

Corporate Structure After Giving Effect to all Transactions Contemplated by the Agreements and Related Transactions

Ratings Downgrades and Other Actions

Prior to the first quarter of 2008, we had maintained triple-A ratings from Moody’s, Fitch, and S&P and these ratings have been fundamental to our historical business plan and business activities. However, in response to the deteriorating market conditions described above, the rating agencies have updated their analyses and evaluations of the financial guarantee insurance industry including us and our operating subsidiaries, Syncora Guarantee and Syncora Guarantee Re. As a result, our IFS ratings have been downgraded by the rating agencies and the rating agencies have placed our IFS ratings on creditwatch/ratings watch negative or on review for further downgrade. Consequently, we suspended writing substantially all new business in January 2008.

Most recently, on August 6, 2008, Moody’s placed the “B2” IFS ratings of Syncora Guarantee, Syncora Guarantee-UK and Syncora Guarantee Re on review for possible upgrade. Prior to this, on June 20, 2008, Moody’s downgraded the IFS ratings of Syncora Guarantee, Syncora Guarantee-UK and Syncora Guarantee Re to “B2” (Negative Outlook) from “A3.” Previously, on March 4, 2008, Moody’s placed the “A3” IFS ratings of Syncora Guarantee, Syncora Guarantee-UK and Syncora Guarantee Re on review for possible downgrade and on February 7, 2008, among other actions, Moody’s downgraded the IFS ratings of Syncora Guarantee, Syncora Guarantee-UK and Syncora Guarantee Re to “A3” (Negative Outlook) from “Aaa”.

On July 29, 2008, S&P said its ‘BBB-’ IFS ratings of Syncora Guarantee, Syncora Guarantee-UK and Syncora Guarantee Re remain on CreditWatch with negative implications, following Syncora Holdings’ announcement on July 28, 2008 of the transactions contemplated by the Agreements. Previously, on June 20, 2008, S&P had lowered the IFS, credit enhancement and issuer credit ratings of Syncora Guarantee, Syncora Guarantee-UK and Syncora Guarantee Re to “BBB-” from “A-”. Prior to that, on February 25, 2008, S&P downgraded the IFS, credit enhancement and issuer credit ratings of Syncora Guarantee, Syncora Guarantee-UK and Syncora Guarantee Re to “A-” from “AAA” and each remains on CreditWatch with negative implications.

On July 29, 2008, Fitch downgraded the IFS rating of Syncora Guarantee, Syncora Guarantee-UK and Syncora Guarantee Re to “BB” (Rating Outlook Negative) following Syncora Holdings’ announcement on July 28, 2008 of the transactions contemplated by the Agreements. Previously on March 26, 2008, Fitch downgraded the IFS rating of Syncora Guarantee, Syncora Guarantee-UK and Syncora Guarantee Re to “BB” (Rating Outlook Negative) from “A” (Rating Watch Negative). Previously, on January 23, 2008, Fitch had downgraded the IFS ratings of Syncora Guarantee, Syncora Guarantee-UK and Syncora Guarantee Re to “A” (Rating Watch Negative) from “AAA.”

In addition to the aforementioned downgrades of our IFS ratings, Moody’s, S&P and Fitch have also downgraded our debt and other ratings.

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

Recent Regulatory Developments

On the Closing Date, we entered into an undertaking with the New York Insurance Department pursuant to which we have agreed not to make any dividends or distributions to our shareholders during an eighteen month period beginning on that date without their express written consent.

Effective the Closing Date, Syncora Guarantee Re redomesticated from Bermuda to Delaware and the ownership interests of Syncora Guarantee Re owned by Syncora Holdings were contributed by Syncora Holdings to Syncora Guarantee. It is anticipated that Syncora Guarantee Re will be merged with and into Syncora Guarantee, with Syncora Guarantee surviving the merger, subject to regulatory approvals.

We continue to consult frequently with our primary regulators, including the New York Insurance Department, with respect to the implementation of the transactions contemplated by the Agreements and the related transactions.

We expect one non-domiciliary state to suspend Syncora Guarantee’s license to write new business in that state, though we anticipate that Syncora Guarantee will be able to continue to collect premiums on existing business in that state. Other states may suspend Syncora Guarantee’s license to write new business in the future. As noted above, Syncora Guarantee has in any event suspended the writing of substantially all new business.

On April 3, 2008, we received notification from the New York Stock Exchange (“NYSE”) advising us that the we were not in compliance with a NYSE continued listing standard applicable to our common shares. On April 8, 2008, we notified the NYSE that it is our intention to cure this deficiency and maintain our listing.

Key Factors Affecting Profitability

Components of Our Revenues

We derive our revenues principally from: (i) premiums from our insurance and reinsurance businesses, (ii) net investment income and net realized gains and losses from our investment portfolio supporting these businesses and (iii) the change in fair value of our credit derivatives. Net premiums received or receivable on financial guarantees executed in derivative form are included in net realized gains on derivatives. As a result of adverse developments in the credit markets generally and the mortgage market specifically which have resulted in material adverse effects on our business, results of operations, and financial condition, we suspended writing substantially all new business since January of 2008. See —“Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

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

Components of Our Expenses

Our expenses primarily consist of losses and loss adjustment expenses, acquisition costs, and operating expenses. Acquisition costs are related to the production of financial guarantee insurance business and commissions paid on reinsurance assumed, net of commission revenues earned on ceded business. Acquisition costs are generally deferred and recognized over the period in which the related premiums are earned. As discussed above, we suspended writing substantially all new business since January of 2008. Operating expenses consist primarily of costs relating to compensation of our employees, information technology, office premises, and professional fees.

See also “—Exposure to Residential Mortgage Market” below for information in regard to our exposure to residential mortgages, “—Critical Accounting Policies and Estimates—Valuation of Derivative Financial Instruments” for information in regard to how our GAAP earnings are affected by the change in the fair value of our credit derivatives and “Item 1A. Risk Factors—Risks Related to Our Company” in our Annual Report on Form 10-K.

Other Measures Used by Management to Evaluate Operating Performance

The following are certain financial measures management considers important in evaluating our operating performance:

As discussed above, we suspended writing substantially all new business since January of 2008 and, accordingly, we no longer present adjusted gross premiums, a non-GAAP financial measure of new business production.

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

We also view our book value per common share as an additional measure of our performance. Book value per common share is calculated by dividing common shareholders’ equity (deficit) by the number of outstanding common shares less restricted shares at any period end. Book value per common share was $(6.67) at June 30, 2008, as compared to $2.81 at December 31, 2007. The decrease in book value is attributable to the net loss available to common shareholders reported during the six months ended June 30, 2008, offset in part by the net change in unrealized gains reported during the period on our investment portfolio.

Our surveillance department evaluates the performance of our in-force business. The activities of our surveillance department are integral to the identification of specific credits that have experienced deterioration in credit quality and to the assessment of whether losses on such credits are probable, as well as any estimation of the amount of loss expected to be incurred with respect to such credits. Closely monitored credits are divided into four categories: (i) Special Monitoring List—investment grade credits where a covenant or trigger may be breached or is close to being breached and warrants closer monitoring; (ii) Yellow Flag List—credits that we determine to be non-investment grade but a loss or claim is unlikely; (iii) Red Flag List—credits where we do not expect an ultimate loss but a claim is possible but not probable; and (iv) Loss List—credits where we have either paid a loss or expect to suffer a loss and have recorded a case reserve. At June 30, 2008, out of over 2,800 credits in our in-force portfolio, 55 credits (63 credits including the eight terminated Swaps) are in one of the four above categories. Credits that are not closely monitored credits are considered to be fundamentally sound normal risks at the present time. Credits may be placed on or removed from such lists at anytime as circumstances and credit conditions change.

The following table presents our consolidated in-force financial guarantee net par outstanding at June 30, 2008 and December 31, 2007 by internal monitoring category:

(U.S. dollars in billions, except percentages)	As of June 30, 2008		As of December 31, 2007
	Net Par Outstanding(1)	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
Fundamentally sound normal risk	$116.8	83.2%	$145.2	88.0%
Closely monitored credits:
Special monitoring	3.5	2.5%	4.5	2.7%
Yellow flag	1.8	1.3%	2.4	1.4%
Red flag	0.9	0.6%	2.6	1.6%
Loss list(2)	17.3	12.4%	10.3	6.3%

Subtotal	23.5	16.8%	19.8	12.0%

Total	$140.3	100.0%	$165.0	100.0%

(1)

After giving effect to the transactions contemplated by the Agreements and related transactions as if they were consummated on June 30, 2008 (see —“Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan and Continuing Risks and Uncertainties”), the net par outstanding as of June 30, 2008 would have been $146.9 million, consisting of $124.3 million, $4.2 million, $1.8 million, $1.2 million, and $15.4 million in the fundamentally sound, special monitoring, yellow flag, red flag, and loss list monitoring categories, respectively.

(2)

At June 30, 2008 and December 31, 2007, the loss list, excluding the transactions contemplated by the Merrill Agreement, consisted of 29 and 21 guaranteed transactions, respectively, with remaining net par outstanding of $13.7 billion and $10.3 billion, respectively, against which net reserves or credit impairment on derivative liabilities of $2.1 billion and $706.9 million, respectively, have been established.

The following table sets forth our consolidated in-force financial guarantee net par outstanding by S&P rating category as of June 30, 2008 and December 31, 2007:

(U.S. dollars in billions, except percentages)	As of June 30, 2008(1)	Percent of Total Net Par Outstanding	As of December 31, 2007	Percent of Total Net Par Outstanding
Rating(2):
AAA	$42.2	30.1%	$68.4	41.5%
AA	22.1	15.7%	24.5	14.9%
A	33.5	23.9%	41.0	24.8%
BBB	31.8	22.7%	30.0	18.2%
Below investment grade	10.7	7.6%	1.1	0.6%

Total	$140.3	100.0%	$165.0	100%

(1)

After giving effect to the transactions contemplated by the Agreements and related transactions as if they were consummated on June 30, 2008 (see —“Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan and Continuing Risks and Uncertainties”), the net par outstanding as of June 30, 2008 would have been $44.1 million, $23.0 million, $34.1 million, $37.6 million, and $8.2 million in the “AAA”, “AA”, “A”, “BBB”, and “below investment grade” categories, respectively.

(2)	Ratings represent ratings by S&P or if unrated by S&P, represent our internal ratings based on S&P ratings criteria.

Exposure to Residential Mortgage Market

We are exposed to residential mortgages directly, through our insurance guarantees of RMBS and indirectly, through our guarantees of ABS CDOs, which were primarily issued in the form of CDS contracts.

As of June 30, 2008, our total net direct exposure to RMBS aggregated approximately $8.6 billion, representing approximately 6.1% of our total in-force guaranteed net par outstanding at such date. The RMBS exposure consisted of various collateral types as set forth in the table below. The tables below also set forth our internal ratings, as well as the ratings of the rating agencies of the insured transactions at June 30, 2008. During the six months ended June 30, 2008, we recorded an additional provision for losses before reinsurance of approximately $ 513.7 million ($556.2 million after reinsurance), on a present value basis, primarily to reflect adverse development on certain of such obligations. During the year ended December 31, 2007, we recorded a provision for losses and loss adjustment expenses of $214.3 million before reinsurance ($34.7 million after reinsurance) on certain guarantees supported by home equity line of credit (“HELOC”) and closed-end second (“CES”) mortgage collateral.

As of June 30, 2008, we had 22 high-grade and 3 mezzanine ABS CDO guaranteed transactions in-force, with total net par outstanding of $16.7 billion. After giving effect to the transactions contemplated by the Agreements and related transactions as if they were consummated at June 30, 2008 (see —“Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”), we would have had 14 high-grade and 3 mezzanine ABS CDO guaranteed transactions in-force, with total net par outstanding of $14.4 billion at June 30, 2008. All of our indirect exposure to residential mortgages arises from CDOs in which our guarantees are with respect to securities having the benefit of higher than the minimum amount of subordination required under rating agency criteria in effect at the time of issue for a rating of “AAA,” based on S&P ratings. However, as a result of the actual levels of delinquencies, defaults and foreclosures on subprime mortgages substantially exceeding forecast levels, we now anticipate losses from these policies. As of June 30, 2008, our indirect subprime net exposure was approximately $5.4 billion ($4.4 billion after giving effect to the transactions contemplated by the Agreements and related transactions discussed above as if they were consummated at June 30, 2008), based on the RMBS holdings within the ABS CDO collateral pools. In addition, the collateral pools of most of our ABS CDO transactions contain securities issued by other ABS CDOs. The indirect net exposure to other ABS CDOs was approximately $2.5 billion as of June 30, 2008 ($2.0 billion after giving effect to the transactions contemplated by the Agreements and related transactions discussed above as if they were consummated at June 30, 2008), and a significant portion of the underlying collateral supporting these transactions consists of subprime RMBS. At June 30, 2008 and December 31, 2007, we carried derivative liabilities relating to such guarantees aggregating $1.6 billion and $1.6 billion, respectively, and derivative assets from purchased credit derivatives offsetting such exposures of $0.2 billion and $0.2 billion, respectively. After giving effect to the transactions contemplated by the Agreements and related transactions as if they were consummated at June 30, 2008, our derivative liability and derivative assets at June 30, 2008 would have been $1.2 billion and $0, respectively. Also, at June 30, 2008 and December 31, 2007, management’s best estimate of anticipated claims and recoveries on such CDS contracts, net of any recoveries anticipated from purchased credit derivatives, was $1.6 billion and $645.1 million, respectively. After giving effect to the transactions contemplated by the Agreements and related transactions as if they were consummated at June 30, 2008, our anticipated claims and recoveries on the aforementioned CDS contracts, net of any recoveries anticipated from purchased credit derivatives, would have been $1.3 billion at June 30, 2008.

Set forth below is certain additional information in regard to our exposure to RMBS and CDOs:

Exposure to RMBS

The following table presents the net par outstanding for our insured RMBS portfolio by type of collateral as of June 30, 2008:

(U.S. dollars in millions)	Net Par Outstanding as of June 30, 2008(1)	% of total
HELOC (Prime)(2)	$2,777.4	32.1%
Alt-A (1st lien)(3)	2,901.0	33.5%
Prime and Alt-A (2nd lien)(4)	1,229.3	14.2%
Subprime (1st lien)(5)	1,061.9	12.3%
Subprime (2nd lien)(6)	560.7	6.5%
Prime (1st lien) & other(7)	118.8	1.4%

	$8,649.1	100.0%

(1)

After giving effect to the transactions contemplated by the Agreements and related transactions as if they were consummated on June 30, 2008 (see —“Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”), the net par outstanding as of June 30, 2008 would have been $3,096.7 million, $3,057.0 million, $1,332.6 million, $1,148.3 million, $619.6 million and $120.8 million for HELOC (Prime), Alt-A (1st lien), Prime and Alt-A (2nd lien), Subprime (1st lien), Subprime (2nd lien), and Prime (1st lien) & other collateral types, respectively.

(2)	HELOC is an adjustable rate line of credit secured by a second lien on residential properties.

(3)	An “Alt-A” loan means a loan which is ineligible for purchase by Fannie Mae or Freddie Mac.

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

(6)	Subprime (2nd lien) mortgage loans are secured by second liens on residential properties to non-prime borrowers. See Subprime (1st lien) for a description of the underwriting standards.

(7)

Prime (1st lien) mortgage loans are secured by first liens on one-to-four family residential properties. The underwriting standards used to underwrite prime mortgage loans are the standards applied to the most creditworthy borrowers and are generally acceptable to Fannie Mae and Freddie Mac.

The following table presents the net par outstanding and the net notional exposure and case basis reserves for losses and loss adjustment expenses for our insured RMBS portfolio by year of origination (year the guarantee was underwritten and issued) as of June 30, 2008:

(U.S. dollars in billions)	2007	2006	2005	2004	Total
Subprime	$1.2	$—	$0.3	$0.2	$1.7
Prime/Alt-A	2.8	3.3	0.6	0.3	7.0

(1)	$4.0	$3.3	$0.9	$0.5	$8.7

(U.S. dollars in millions)

Net case basis reserves for unpaid losses and loss adjustment expenses	$256.7	$220.9	$46.0	$—	$523.6

(1)

After giving effect to the transactions contemplated by the Agreements and related transactions as if they were consummated on June 30, 2008 (see —“Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”), the total net par outstanding and notional exposure as of June 30, 2008 by year of origination would have been $4.4 billion, $3.5 billion, $0.9 billion and $0.6 billion for 2007, 2006, 2005, and 2004, respectively, and net case basis reserves for unpaid losses and loss adjustment expenses would have been $276.3 million, $249.7 million, $46.0 million and $0 for 2007, 2006, 2005, and 2004, respectively.

The following tables show the current internal and rating agency ratings on all of our direct RMBS exposure by deal, grouped by collateral type. The internal ratings are based on reviews during the second quarter of 2008. Rating agencies’ ratings are current, but may not have been based on the most recent reviews.

(U.S. dollars in millions)

HELOC (Prime)

Deal #	Vintage	Net Par Outstanding as of June 30, 2008	Internal Credit Rating(1)Ï	S&P Rating	Moody’s Rating	Fitch Rating
1	2004	$84.8	bbb	BBB	Baa2	NR
2	2004	155.1	bbb	BBB	Baa2	NR
3	2005	362.3	d	BBB-	B3	NR
4	2006	90.2	c	A+	A2	NR
5	2006	584.8	d	BBB-	B3	NR
6	2006	299.0	d	BBB+	B3	NR
7	2006	789.8	d	BBB+	Ba2	NR
8	2007	411.4	d	BBB	A3	NR

Total		$2,777.4

Alt-A (1st lien)

Deal #	Vintage	Net Par Outstanding as of June 30, 2008	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating
1	2005	$15.0	aaa	AAA	Aaa	AAA
2	2005	150.2	aaa	AAA	Aaa	NR
3	2005	16.1	aaa	AAA	Aaa	NR
4	2005	55.5	aaa	AAA	Aaa	NR
5	2005	38.5	aaa	AAA	Aaa	NR
6	2006	76.3	aaa	AAA	Aaa	NR
7	2006	55.5	aaa	AAA	Aaa	NR
8	2006	167.1	aaa	AAA	Aaa	NR
9	2006	86.8	aaa	AAA	Aaa	NR
10	2006	100.7	bbb-	AAA	Aaa	NR
11	2006	196.0	c	AAA	Aaa	NR
12	2006	40.6	c	AAA	Aaa	NR
13	2006	76.7	c	AAA	Aaa	NR
14	2007	520.7	aaa	AAA	Aaa	NR
15	2007	432.8	aaa	AAA	Aaa	NR
16	2007	390.7	aaa	AAA	Aaa	AAA
17	2007	74.1	aaa	AAA	Aaa	NR
18	2007	22.0	aaa	AAA	Aaa	NR
19	2007	220.4	aaa	AAA	Aaa	NR
20	2007	29.7	b	AAA	Aaa	AAA
21	2007	17.7	bbb-	AAA	Aaa	NR
22	2007	30.6	c	AAA	Aaa	AAA
23	2007	58.5	c	AAA	Aaa	AAA
24	2007	28.8	c	BBB-	Aaa	AAA

Total		$2,901.0

Prime, Subprime and Alt-A (2nd lien)

Deal #	Vintage	Net Par Outstanding as of June 30, 2008	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating
1**	2007	$232.1	d	AA-	A2	NR
2**	2007	201.8	c	AA+	Aa1	NR
3**	2007	100.5	c	B	B1	NR
4	2006	694.9	c	BBB	Ba1	NR
5*	2007	184.6	bbb-	AA-	Aa3	NR
6*	2007	265.7	aaa	AAA	Aaa	NR
7*	2007	110.4	aaa	BBB-	Aaa	NR

Total		$1,790.0

*	Subprime

**	Alt-A

Subprime (1st lien)

Deal #	Vintage	Net Par Outstanding as of June 30, 2008	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating
1	2004	$39.8	a-	A-	A2	BBB+
2	2004	61.4	a-	A-	A3	A
3	2004	7.0	aaa	AAA	Aaa	AAA
4	2004	16.4	aaa	AAA	Aaa	NR
5	2004	11.2	aaa	AAA	Aaa	NR
6	2004	28.9	aaa	AAA	Aaa	AAA
7	2004	2.5	aaa	AAA	Aaa	AAA
8	2005	131.6	aa+	AAA	Aa1	NR
9	2005	91.4	aa+	AAA	Aa1	NR
10	2005	6.0	aaa	AAA	Aaa	NR
11	2005	20.4	aaa	AAA	Aaa	NR
12	2007	58.0	aaa	BB	A2	NR
13	2007	510.1	bbb-	AA	Aa1	NR
14	2007	77.2	aaa	A	Aa3	NR

Total		$1,061.9

Prime (1st lien) and other

Deal #	Vintage	Net Par Outstanding as of June 30, 2008	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating
1	2004	$9.1	aaa	AAA	Aaa	NR
2	2004	24.7	aaa	AAA	Aaa	AAA
3	2004	14.8	aaa	AAA	Aaa	AAA
4	2005	2.2	a-	AAA	A2	NR
5	2007	68.0	bbb	BBB	Baa2	BBB

Total		$118.8

(1)

Our internal ratings are based on our internal credit assessment of each transaction taking into account the overall credit strengths and weaknesses, transaction structure and the trends in the asset sector. We base our analysis on information received from the trustees or from the issuer, as well as on-site visits to issuers, servicers, collateral managers and project sites. If updated modeling has been performed, modeling results are also considered. We also take into consideration the rating agencies’ rationale for their ratings, and, accordingly, our ratings are typically consistent with the rating agencies. However, variations exist as we make internal conclusions that may result in different ratings.

Exposure to CDOs

The following table presents the net notional exposure of our guaranteed CDOs by rating as of June 30, 2008:

(U.S. dollars in billions)(2)	Net Par Outstanding as of June 30, 2008(1)	% of Total
AAA(3)	$29.4	65.3%
AA	2.2	5.0%
A	0.6	1.2%
BBB and lower	12.8	28.5%

	$45.0	100.0%

(1)

After giving effect to the transactions contemplated by the Agreements and related transactions as if they were consummated on June 30, 2008 (see —“Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”), the net notional exposure of our guaranteed CDOs by rating as of June 30, 2008 would have been $30.4 billion, $2.3 billion, $0.7 billion and $10.3 billion in the “AAA”, “AA”, “A”, “BBB and lower” rating categories, respectively.

(2)	Based on S&P ratings if available and internal Syncora Holdings ratings if no S&P rating is available.

(3)	Also includes exposure considered to be “super senior” where the underlying credit support exceeds the “AAA” guidelines set by S&P.

The following table presents the net notional exposure of our guaranteed CDOs by type of referenced asset as of June 30, 2008:

(U.S. dollars in billions)	Net Par Outstanding as of June 30, 2008(1)	% of Total	# of Transactions
ABS CDO(2)(3)(8)(9)	$16.7	37.1%	25
CLO(2)(4)	14.3	31.8%	62
Investment-grade corporate CDO(2)(5)	5.6	12.4%	22
CDO of CDO(2)(6)	1.5	3.4%	9
CMBS(2)(7)	4.5	10.0%	8
Other	2.4	5.3%	22

	$45.0	100.0%	148

(1)

After giving effect to the transactions contemplated by the Agreements and related transactions as if they were consummated on June 30, 2008 (see “Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”), the net notional exposure of our guaranteed CDOs as of June 30, 2008 would have been $14.4 billion, $14.6 billion, $5.8 billion, $1.5 billion, $5.0 billion and $2.4 billion for ABS CDO, CLO, Investment-grade corporate, CDO of CDO, CMBS, and Other type of referenced asset, respectively.

(2)

A CDO is an investment or a security that is collateralized by, or synthetically references, a pool of debt obligations such as corporate loans, bonds and ABS (such as RMBS and CMBS, as defined below).

(3)	An ABS CDO is a CDO that is collateralized by, or synthetically references, a pool of asset backed securities, though mostly RMBS.

(4)

A collateralized loan obligation (“CLO”) is a CDO that is collateralized by, or synthetically references, a pool of leveraged bank loans to corporate entities generally rated below investment grade, i.e. rated below “BBB-” by S&P, “Baa3” by Moody’s and “BBB-” by Fitch.

(5)

An investment grade corporate CDO is a CDO that is collateralized by, or synthetically references, a bespoke portfolio or an index of debt to corporate entities rated investment grade, i.e. rated at least “BBB-” by S&P, “Baa3” by Moody’s and “BBB-” by Fitch or higher.

(6)	A CDO of CDOs, or CDO squared, is a CDO that is collateralized by, or synthetically references, a pool of other CDO securities.

(7)	CMBS refers to commercial mortgage-backed securities (“CMBS”).

(8)	Represents ABS CDOs with greater than 50% RMBS collateral.

(9)

Includes $16.4 billion secured primarily by “AAA”, “AA”, and “A” rated RMBS collateral at inception and $0.3 billion secured primarily by “BBB” rated RMBS collateral at inception. Ratings represent the lower of ratings by S&P or Moody’s.

The following table presents the net notional exposure of our ABS CDO(2) portfolio by year of origination (year the guarantee was underwritten and issued) as of June 30, 2008:

(U.S. dollars in billions)	2007	2006	2005	2004	2003	2002	Total
High Grade(3)	$7.6	$7.0	$0.9	$0.9	$—	$—	$16.4
Mezzanine(4)	—	—	—	0.1	0.1	0.1	0.3

(1)	$7.6	$7.0	$0.9	$1.0	$0.1	$0.1	$16.7

(1)

After giving effect to the transactions contemplated by the Agreements and related transactions as if they were consummated on June 30, 2008 (see “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”), the total net notional exposure of our ABS CDO portfolio by year of origination as of June 30, 2008 would have been $5.5 billion, $6.8 billion, $0.9 billion, $1.0 billion, $0.1 billion, and $0.1 billion for 2007, 2006, 2005, 2004, 2003, and 2002, respectively.

(2)	Represents ABS CDOs with greater than 50% RMBS collateral.

(3)	ABS CDOs secured primarily by “AAA,” “AA,” and “A” rated RMBS collateral at inception.

(4)	ABS CDOs secured primarily by “BBB” rated RMBS collateral at inception.

The following table presents the net notional exposure of our ABS CDO portfolio by referenced asset type as of June 30, 2008:

(U.S. dollars in billions)	Net Notional Outstanding as of June 30, 2008(1)	% of Total
Prime & Midprime RMBS(2)	$6.5	38.9%
Subprime RMBS(3)	5.3	31.7%
CDO(4)	3.3	19.8%
CMBS(5)	1.2	7.2%
Other ABS(6)	0.4	2.4%

	$16.7	100.0%

(1)

After giving effect to the transactions contemplated by the Agreements and related transactions as if they were consummated on June 30, 2008 (see “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”), the net notional exposure of our ABS CDO portfolio as of June 30, 2008 would have been $5.8 billion, $4.4 billion, $2.6 billion, $1.3 billion, and $0.4 billion for Prime & Midprime RMBS, Subprime RMBS, CDO, CMBS, and Other ABS referenced asset types, respectively.

(2)

Prime RMBS includes securities with a weighted average Fair Isaac’s Credit Organization (“FICO”) score at or above 700 per third party data sources. Midprime RMBS includes securities with a weighted average FICO score below 700 but above 640 per third party data sources.

(3)	Subprime RMBS includes securities with a weighted average FICO score of 640 or below per third party data sources.

(4)	CDO includes ABS CDOs, CLOs, commercial real estate/CMBS CDOs, trust preferred securities CDOs, emerging markets CDOs and other CDOs.

(5)	CMBS refers to commercial mortgage-backed securities.

(6)	Other ABS includes credit card, student loan, small business loan and other non-mortgage securitizations.

The following table presents the net notional exposure of the referenced assets underlying our ABS CDO portfolio by rating as of June 30, 2008:

(U.S. dollars in billions) Ratings(2)	Net Notional Outstanding as of June 30, 2008(1)	% of Total
AAA	$3.5	21.0%
AA	4.0	23.9%
A	1.4	8.4%
BBB & lower	7.8	46.7%

	$16.7	100.0%

(1)

After giving effect to the transactions contemplated by the Agreements and related transactions as if they were consummated on June 30, 2008 (see “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”), the net notional exposure of the referenced assets underlying our ABS CDO portfolio by rating as of June 30, 2008 would have been $3.3 billion, $3.8 billion, $1.3 billion and $6.0 billion in the “AAA”, “AA”, “A”, “BBB and lower” rating categories, respectively.

(2)	Ratings represent the lower of ratings by S&P or Moody’s as of June 30, 2008.

The following table presents ratings information for each of our 25 guaranteed ABS CDOs as of June 30, 2008:

(U.S. dollars in millions) Deal #	Vintage	Net Notional Outstanding as of June 30, 2008	Internal(1)		S&P(2)		Moody’s(2)		Fitch(2)
			Original Rating	Current Rating	Original Rating	Current Rating	Original Rating	Current Rating	Original Rating	Current Rating
1	2004	$859.8	aaa	BIG	AAA	AA+	Aaa	Aa1/*-	—	—
2	2005	265.1	aaa	aaa	AAA	AAA	—	—	—	—
3	2005	647.5	aaa	BIG	AAA	AAA	Aaa	Aa1/*-	—	—
4	2006	1,259.7	aaa	BIG	AAA	B-/*-	Aaa	Ba2 /*-	—	—
5	2006	876.5	aaa	BIG/bbb	AAA	BBB-	Aaa	See below (4)	—	—
6	2006	1,099.7	aaa	BIG	AAA	BBB/*-	Aaa	Ba3/*-	—	—
7	2006	1,058.6	aaa	BIG	AAA	BB+/B-	Aaa	Ba3 /*-/ B2 /*-	—	—
8	2006	571.8	aaa	BIG	AAA	B /*-	Aaa	Ba1 /*-	AAA	CCC
9	2006	937.2	aaa	BIG	AAA	BB/*-	Aaa	B1 /*-	—	—
10	2006	360.7	aaa	BIG	AAA	CC	Aaa	Ca	—	—
11	2006	890.0	aaa	BIG	A–1+/AAA	CCC+ /*-	P-1/Aaa	B2 /*-	—	—
12	2007	420.9	aaa	BIG	AAA	CCC+ /*-	Aaa	Ca	AAA	CCC
13	2007	1,102.8	aaa	BIG/bbb	AAA	Aaa	Aaa	—	—
14	2007	433.1	aaa	BIG	AAA	CCC- /*-	Aaa	Ca	—	—
15	2007	601.4	aaa	BIG	AAA	CC	Aaa	B1 /*-	—	—
16	2007	505.3	aaa	BIG	AAA	CCC+ /*-	Aaa	Ca	—	—
17	2007	1,451.1	aaa	BIG	A-1+	BBB /*-	P-1	B2 /*-	—	—
18	2007	798.7	aaa	BIG	AAA	BB- /*-	Aaa	B1 /*-	—	—
19	2007	370.2	aaa	BIG	AAA	CC	Aaa	Ca	AAA	CC
20	2007	805.6	aaa	BIG	AAA	BB /*-	Aaa	Baa2/*-	—	—
21	2007	336.9	aaa	BIG	AAA	B- /*-	Aaa	Ca	—	—
22	2007	758.7	aaa	bbb	AAA	BB+ /*-	Aaa	A2 /*-	—	—
23	2002	89.6	aaa	BIG	AAA	AAA	Aaa	Aa2/*-	—	—
24(3)	2003	80.9	aaa	BIG	AAA	AAA	Aaa	Baa3/*-	—	—
25	2004	88.8	aaa	bbb	AAA	AAA	Aaa	Aaa	—	—

Total ABS CDOs		$16,670.6

(1)	Syncora Holdings internal ratings as of June 30, 2008. “BIG” indicates a rating of below investment grade.

(2)	S&P, Moody’s and Fitch ratings as of July 31, 2008. The symbol “/*–” indicates rating is on review for downgrade.

(3)	Transaction is preinsured by another monoline financial guarantee insurance company.

(4)	Syncora Holdings wraps three tranches of the transaction with Moody’s ratings of Aaa/*-, Ba1/*- and Ba2/*-.

The following table presents our CDO squared exposure as of June 30, 2008:

(U.S. dollars in millions)						% CDO Collateral	% ABS Collateral	% Corp. Collateral	CDO Collateral Composition as a % of the Deal
Deal #	Vintage	Net Notional Outstanding	Current Subordination(1)	Ratings (Moody’s/S&P)(2)	Internal Rating(3)				High Grade ABS CDO	Mezz ABS CDO	CLO	CBO	CDO of CDO	EM CDO	Trups	CRE CDO
1	2006	$144.4	45.6%	(4)	aaa	100.0%	0.0%	0.0%	4.6%	10.4%	85.0%	0.0%	0.0%	0.0%	0.0%	0.0%
2	2005	139.2	39.0%	Aaa/AAA	aaa	95.5%	4.5%	0.0%	8.2%	2.6%	73.3%	2.2%	2.9%	3.9%	0.0%	2.4%
3	2005	474.5	36.7%	Aaa/AAA	aaa	81.3%	18.7%	0.0%	4.0%	25.3%	30.7%	9.3%	2.7%	0.0%	8.0%	1.3%
4	2005	164.1	39.0%	A1/*-/AAA	BIG	100.0%	0.0%	0.0%	25.4%	13.0%	41.2%	3.9%	5.0%	5.4%	6.1%	0.0%
5	2004	107.0	27.4%	aa/AAA	aa	100.0%	0.0%	0.0%	0.0%	2.3%	84.7%	11.3%	0.0%	1.7%	0.0%	0.0%
6	2003	248.0	23.7%	Aaa/AAA	aaa	99.7%	0.0%	0.3%	0.0%	0.1%	74.7%	24.9%	0.0%	0.0%	0.0%	0.0%
7	2002	223.1	10.1%	AAA	aaa	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%
8	2002	23.1	60.9%	A3/AAA	aa-	100.0%	0.0%	0.0%	0.0%	15.7%	55.7%	18.4%	0.0%	10.2%	0.0%	0.0%
9	2000	4.6	83.9%	Aaa/AAA	aaa	100.0%	0.0%	0.0%	0.0%	0.0%	24.6%	75.4%	0.0%	0.0%	0.0%	0.0%

Total Net Par Exposure		$1,528.0	31.9%	Weighted Averages		93.7%	6.2%	0.0%	5.2%	10.9%	62.3%	8.8%	1.6%	1.2%	3.1%	0.6%

(1)	Subordination is calculated based on the par value of the CDO’s assets including cash in the principal account as of June 30, 2008.

(2)	Moody’s and S&P ratings as of July 31, 2008. The symbol “/*-” indicates rating is on review for downgrade.

(3)	Syncora Holdings internal ratings as of June 30, 2008. “BIG” indicates a rating of below investment grade.

(4)	Ratings not shown due to confidentiality provisions.

Segments

Our businesses are organized and managed in two operating segments: financial guarantee insurance and financial guarantee reinsurance. However, pursuant to the transactions discussed under “Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”, the financial guarantee reinsurance segment will cease to exist subsequent to the merger of Syncora Guarantee Re with and into Syncora Guarantee and existing reinsurance arrangements of Syncora Guarantee Re will become those of Syncora Guarantee.

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

An understanding of our accounting policies for these items is of critical importance to understanding our unaudited interim consolidated financial statements. There has been no material change with respect to our critical accounting policies and estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. However, in light of the adoption of SFAS 157 and the significance of the change in the fair value of our CDS contracts during the three and six months ended June 30, 2008, see below for an expanded discussion of our accounting policy in regard to the valuation of derivative financial instruments. This information should be read in conjunction with the notes to our unaudited interim consolidated financial statements.

Valuation of Derivative Financial Instruments

Prior to suspending writing substantially all new business (See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”), we issued CDS contracts and entered into arrangements with other issuers of CDS contracts to assume, all or a portion, of the risks in the CDS contracts they issued (“back-to-back arrangements”) and, in certain cases, which are discussed in more detail below, we purchased back-to-back credit protection on all or a portion of the risk from the CDS contracts we issued or assumed. Such back-to-back arrangements are generally structured on a proportional basis. CDS contracts are derivative contracts which offer credit protection relating to a particular security or pools of securities which are specifically referenced in the CDS contract. Under the terms of a CDS contract, the seller of credit protection (the issuer of the CDS contract) makes a specified payment to the buyer of such protection (the CDS contract counterparty) upon the occurrence of one or more credit events specified in the CDS contract with respect to a referenced security or securities. The terms of the CDS contracts issued by us generally only require us to make a payment upon the occurrence of one or more specified credit events after exhaustion of various levels of subordination or first-loss protection. In addition, pursuant to the terms of our CDS contracts, we are precluded from transferring such contracts to other market participants without the consent of the counterparty.

Securities or assets referenced in our in-force CDS contracts include structured pools of obligations, such as ABS CDOs, CLOs, corporate CDOs, CDOs of CDOs and CMBS. Such pools were rated as investment-grade or better at the issuance of the CDS contract.

Our policy has been to hold our CDS contracts to maturity and not to manage such contracts to realize gains or losses from periodic market fluctuations, however, in certain circumstances, we would enter into an off-setting position or back-to-back arrangement, terminate or restructure a CDS contract prior to maturity for risk management purposes (for example, upon a deterioration in underlying credit quality or for the purposes of managing rating agency capital requirements). In accordance with our current strategic plan, management is actively working to commute, terminate and restructure certain of our CDS contracts. (See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”).

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

The principal drivers of the fair value of our CDS contracts include: (i) general market credit spreads for the type(s) of assets referenced in CDS contracts, (ii) the specific quality and performance of the actual assets referenced in the contracts, (iii) the amount of subordination in the transaction before liability attaches, (iv) the quality of the asset manager of the transaction, if applicable, (v) other customized structural features of such contracts (e.g. terms, conditions, covenants), (vi) the rating agency capital charge for the transaction, (vii) supply and demand factors, including the volume of new issuance and financial guarantee market penetration, as well as the level of competition in the marketplace, and (viii) the market perception of our ability to meet our obligations under out CDS contracts which may be implied by the cost of buying credit protection on Syncora Guarantee.

The fair value of our in-force portfolio of CDS contracts represents management’s best estimate of the premium that would be required by a market participant to assume the risks in our in- force credit derivative portfolio as of the measurement date. Fair value is defined as the price at which an asset or a liability could be bought or transferred in a current transaction between willing parties. Fair value is determined based on quoted market prices, if available. Quoted market prices are available only on a limited portion of our in-force portfolio of CDS contracts. If quoted market prices are not available, fair value is estimated based on the use of valuation techniques involving management’s judgment. In determining the fair value of our CDS contracts, we use various valuation approaches with priority given to observable market prices when they are available. Market prices are generally available for traded securities and market standard CDS contracts but are less available or unavailable for highly-customized

CDS contracts. Most of the our CDS contracts are highly customized structured credit derivative transactions that are not traded and do not have observable market prices. Due to the significance of unobservable inputs required to value such CDS contracts, they are considered to be Level 3 under the SFAS 157 fair value hierarchy.

Typical market CDS contracts are standardized, liquid instruments that reference tradeable securities such as corporate bonds that also have observable prices. These market standard CDS contracts also involve collateral posting, and upon a default of the referenced bond obligations, can be settled in cash. In contrast, our CDS contracts do not contain the typical CDS market standard features as described above but have been customized to replicate our financial guarantee insurance. Our CDS contracts provide protection on specified obligations, such as those described above and, generally contain a deductible or have some form of subordination prior to the attachment of our liability. We are not required to post collateral, and upon default, we generally make payments on a “pay-as-you-go” basis after the subordination in a transaction is exhausted.

Our payment obligations after a default vary by deal type. There are three primary types of policy payment requirements:

(i)	timely interest and ultimate principal;

(ii)	ultimate principal only at final maturity; and

(iii)	payments upon settlement of individual collateral losses as they occur upon erosion of deal deductibles or subordination.

Our CDS contracts are structured to prevent large one-time claims upon an event of default and generally allow for payments over time (i.e. “pay as you go” basis) or at final maturity. Also, our CDS contracts are generally governed by a single transaction International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement relating only to that particular transaction/contract. Under most monoline standard termination provisions, there is no requirement for mark-to-market termination payments upon the early termination of a guaranteed CDS contract. However, substantially all of our CDS contracts have mark-to-market termination payments following the occurrence of events that are in our control, as well as events that are outside our control, such as our insolvency, being placed into receivership or rehabilitation or a regulator taking control of our primary insurance subsidiary. An additional difference between our CDS contracts and the typical market standard CDS contracts is that, except in the circumstances noted above, there is no acceleration of the payment to be made under our CDS contracts unless we at our option elect to accelerate. Furthermore, by law, our guarantees are unconditional and irrevocable, and cannot be transferred to most other capital market participants as they are not licensed to write such business. However, through the purchase of back-to-back credit protection, the risk of loss (but not counterparty risk) on these contracts can be transferred to other financial guarantee insurance and reinsurance companies.

Historically, there has not been a market for the transfer of such highly structured CDS contracts, in part because of the contractual differences noted above. As a result, we believe there are no relevant third party “exit value” market observations for these contracts. If, hypothetically, we were to effect a transfer of these contracts, we believe the most likely counterparties would be other financial guarantee insurers and reinsurers or other derivative products companies. Accordingly, our estimate of the fair value of our in-force CDS contracts is based on the use of valuation techniques involving management’s judgment in regard to a number of factors, including:

(i)

credit price indices, published by non-affiliated financial institutions, for the type(s), or similar types, of assets referenced in our CDS contracts (both in terms of type of assets and their credit rating),

(ii)	broker quotes on the underlying security or securities referenced in the CDS contacts,

(iii)	the actual amount of subordination in our CDS contracts before liability attaches,

(iv)	the quality of the specific assets referenced in our CDS contracts at the measurement date, and

(v)	the remaining average life of the CDS contract.

Because it is our policy to consider all available relevant evidence in forming our best estimate of the fair value of our CDS contracts, as new information becomes available, or existing information becomes more or less available, we may consider new or different factors than those listed above and change our estimates in the future. The weight ascribed by management to the aforementioned factors in forming its best estimate of the fair value of our CDS contracts may vary under changing circumstances. The fair value of our CDS contracts at June 30, 2008 was estimated by management primarily as follows:

•

in instances where a reference obligation experienced credit deterioration resulting in expected losses, management’s estimate of the fair value of our CDS contracts was primarily determined using broker quotes or other price indications on the underlying referenced obligations,

•

in substantially all other instances management’s estimate of the fair value of our CDS contracts was based on applying the applicable or indicative credit price index or indices (applicable to the assets referenced in the CDS contracts) to the present value of the remaining expected future premiums to be received under the contract.

The basis of management’s estimate of the fair value of our CDS contracts at June 30, 2008 described above reflects the absence of transactions in our principal market.

In addition to that discussed above, we consider the risk that we will not be able to honor our obligations under our CDS contracts (our “non-performance risk”) as implied by the market price of buying credit protection on Syncora Guarantee. Consideration of such non-performance risk in our estimate of the fair value of our CDS contracts was the only change in our valuation methodology caused by the adoption of SFAS 157. At June 30, 2008, the effect of considering our non-performance risk in our estimate of the fair value of our CDS contracts was a reduction in our net derivative liability of approximately $13.2 billion. If we reach agreements with the Financial Counterparties (see “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”), the uncertainty of adverse loss development on CDS contracts will be reduced and the cost of buying credit protection on Syncora Guarantee should decline. The effect of a decline in the cost of buying credit protection on Syncora Guarantee will increase our derivative liability; however, the Company believes that any such increase should be largely offset by the effect on our derivative liability from reaching agreements with the Financial Counterparties. However, there can be no assurance that the negotiations with the Financial Counterparties will be successful or will largely offset the increase in our derivative liability.

At June 30, 2008 and December 31, 2007, the notional amount outstanding of our in-force CDS contracts was $ 63.3 billion and $65.3 billion, respectively. The remaining weighted average life of such CDS contracts at June 30, 2008 was 10.7 years. In addition, based on such notional amount as of June 30, 2008 and December 31, 2007, approximately 59% and 93%, respectively, of referenced assets underlying such in-force CDS contracts were rated (based on S&P’s ratings) “AAA”, 27% and 7%, respectively, were rated at or above investment-grade, and 14% and less than 1%, respectively, were rated below investment-grade at such dates, respectively.

The following table sets forth our financial assets and liabilities related to credit derivatives that were accounted for at fair value as of June 30, 2008 by level within the fair value hierarchy of SFAS 157. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(U.S. dollars in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Derivative assets	$—	$—	$457,354	$457,354

Total assets	$—	$—	$457,354	$457,354

Financial liabilities:
Derivative liabilities	$—	$—	$2,239,760	$2,239,760

Total liabilities	$—	$—	$2,239,760	$2,239,760

The following table presents the changes in the net derivative asset (liability) balance for the six months ended June 30, 2008:

(U.S. dollars in thousands)	Level 3 Financial Assets and Liabilities Accounted for at Fair Value Six Months Ended June 30, 2008
	CDS Contracts, net	Other Derivatives, net(1)	Other Level 3 Financial Assets and Liabilities	Total
Balance, beginning of period	$(1,453,144)	$107,045	$—	$(1,346,099)
Total realized and unrealized gains/(losses) included in earnings	(294,500)	72,514	—	(221,986)
Purchases, issuances, and settlements	(34,762)	(179,559)	—	(214,321)
Transfers in and/or out of Level 3	—	—	—	—

Balance, end of period	$(1,782,406)	$—	$—	$(1,782,406)

The amount of total gains and losses for the period included in earnings which are attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(329,262)	$—	$—	$(329,262)

(1)

Represents the change in fair value of the put option on Syncora Guarantee Re’s capital facility (see Note 14(b)). The fair value of the option was determined principally based on an independent broker quote.

The following table provides the components of the income statement line item entitled, “Change in fair value of credit derivatives” related to CDS contracts for the six months ended June 30, 2008:

(U.S. dollars in thousands)	Realized Gains and Losses and Other Settlements		Unrealized Gains and Losses
Realized and unrealized gains and losses included in earnings for the period are reported as follows:
Total gains or losses included in earnings for the period	$(34,762	)(1)	$(329,262	)(2)

Change in realized/unrealized gains or losses relating to the assets still held at the reporting date	$(34,762)		$(329,262)

(1)	Includes premiums received and receivable on CDS contracts issued net of premiums paid or payable on purchased contracts.

(2)	Includes losses paid and payable on issued CDS contracts net of losses recovered and recoverable on purchased contracts.

The following table provides the components of the income statement line item entitled, “Change in fair value of credit derivatives” related to CDS contracts for the three and six month periods ended June 30, 2008 and 2007:

(U.S. dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Change in fair value of credit derivatives:
Realized gains and losses and other settlements:
Net credit derivative premiums received and receivable	$16,383	$9,179	$34,762	$16,656
Net credit derivative losses paid and payable	—	—	—	—

Total realized gains and losses and other settlements	16,383	9,179	34,762	16,656

Unrealized gains (losses):
Change in fair value of credit derivatives	(142,062)	(23,045)	(329,262)	(30,991)

Net change in fair value of credit derivatives	$(125,679)	$(13,866)	$(294,500)	$(14,335)

Anticipated Claims Payable and Anticipated Recoveries On Credit Derivatives

Following is a discussion of the CDS contracts on which we anticipate incurring claims:

At December 31, 2007 management estimated that we would incur anticipated claims and recoveries resulting in losses of $829.8 million, on a present value basis, on our in-force guarantees of ABS CDOs at such date ($645.1 million net of amounts anticipated to be recoverable on credit derivatives purchased to provide back-to-back credit protection relating to such CDS contracts). The net present value loss represents: (i) the net present value of anticipated claims expected be paid subsequent to the measurement date, less (ii) the net present value of expected recoveries subsequent the measurement date, and the net present value of installment premiums due from the counterparties to such guarantees subsequent to the measurement date. There have been no claims made or paid on these transactions to date. During the three and six month periods ended June 30, 2008, we recorded an increase in anticipated claims and recoveries of $925.9 million and $933.2 million ($944.9 million and $965.4 million after amounts anticipated to be recoverable on credit derivatives purchased to provide back-to-back credit protection relating to such CDS contracts). The aforementioned estimated losses pertains to 19 of our 25 in-force guarantees of ABS CDOs. The total remaining notional amount guaranteed by us with respect to these 19 transactions net of anticipated claims and recoveries, but before amounts anticipated to be recoverable on credit derivatives purchased to provide back-to-back credit protection relating to such CDS contracts, aggregated approximately $13.6 billion ($12.4 billion after reinsurance) at June 30, 2008 and $9.4 billion ($8.6 billion after reinsurance) at December 31, 2007. The amount of anticipated claims and recoveries was based on assumptions and estimates extending over many years into the future. Such estimates are subject to the inherent limitation on our ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of claims and recoveries will vary, perhaps materially, from any estimate. As of June 30, 2008, no credit event (that is, an event that would trigger a payment obligation) has occurred with respect to these transactions. Management continues to monitor the exposure and will revise its estimates if necessary, as new information becomes available.

Anticipated claims and recoveries on our ABS CDO portfolio were estimated based on detailed cash flow modeling of expected monthly cash flows for all loans that are referenced in the 25 ABS CDOs. ABS CDOs that we guarantee are highly complex structured transactions, the performance of which depends on a wide variety of factors outside of our control. Our estimate of anticipated claims and recoveries on these transactions was based on sophisticated financial models, generated internally and supplemented by models generated by third parties, to estimate future credit performance of the underlying assets, and to evaluate structures, rights and our potential obligations over time. The modeling of multi-sector CDOs requires analysis of both direct ABS as well as CDO collateral within the multisector CDOs, known as “inner securitizations,” and we do not consistently have access to all the detailed information necessary to project every component of each inner securitization. Therefore, in some cases we put greater reliance on the models and analysis of third party market participants and are not able to fully, independently and precisely verify each data point. In addition, many of these financial models include, and rely on, a number of assumptions, many of which are difficult to determine and are subject to change, and even small alterations in the underlying assumptions of the model can have a significant impact on its results. Moreover, the performance of the securities we guarantee depends on a wide variety of factors which are outside our control, including the liquidity and performance of the collateral underlying such securities, the correlation of assets within collateral pools, the performance or non-performance of other transaction participants (including third-party servicers) and the exercise of control or other rights held by other transaction participants.

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

The key assumptions in our modeling of direct RMBS holdings within ABS CDO’s included:

•	The projected default rate for currently performing loans which were based on the loan’s characteristics including:

—	Combined loan to value

—	FICO credit scoring model

—	Debt to income

—	Loan risk factors (option adjustable rate mortgages, negative amortization, investor property, second home, and second lien)

—	Level of borrower documentation (low documentation, stated documentation, or no documentation)

•	The roll rate projections of defaults for loans that are currently delinquent in the pool

•	The loss severity upon default for each loan

Results of Operations

Consolidated Results of Operations

The following table presents summary consolidated statement of operations data for the three and six months ended June 30, 2008 and 2007:

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Net premiums earned	$121,047	$45,013	$179,400	$83,915
Net investment income	31, 525	30,263	63,852	56,388
Net realized losses on investments	(6,074)	(1,654)	(7,687)	(1,542)
Change in fair value of derivatives
Realized gains and losses and other settlements	16,383	9,179	214,321	16,656
Unrealized losses	(142,062)	(23,045)	(436,306)	(30,991)

Net change in fair value of derivatives	(125,679)	(13,866)	(221,985)	(14,335)
Fee income and other	2,231	85	2,231	85

Total revenues	23,050	59,841	15,811	124,511

Expenses
Net losses and loss adjustment expenses	455,647	2,158	497,135	340
Acquisition costs, net	6,168	3,779	11,847	7,749
Operating expenses	51,353	26,553	92,256	50,623

Total expenses	513,168	32,490	601,238	58,712

(Loss) Income before income tax and minority interest	(490,118)	27,351	(585,427)	65,799
Income tax expense	—	632	—	711

(Loss) Income before minority interest	(490,118)	26,719	(585,427)	65,088
Minority interest—dividends on redeemable preferred shares	2,749	804	4,232	1,918

Net (loss) income	(492,867)	25,915	(589,659)	63,170
Dividends on Series A perpetual non-cumulative preference shares	—	—	—	—

Net (loss) income available to common shareholders	$(492,867)	$25,915	$(589,659)	$63,170

Segment Results of Operations

The following table presents summary statement of operations data for our operating segments for the three and six months ended June 30, 2008 and 2007:

(U.S. dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Financial guarantee insurance segment:
Net premiums earned	$114,131	$37,885	$165,862	$69,769
Net realized gains on derivatives	16,201	9,125	34,274	16,602
Fee and other income	2,231	85	2,231	85

Total underwriting revenues	132,563	47,095	202,367	86,456

Net losses and loss adjustment expenses	458,696	2,209	501,054	125
Acquisition costs, net	5,343	2,496	8,159	5,107
Operating expenses	48,207	19,028	85,536	35,578

Total underwriting expenses	512,246	23,733	594,749	40,810

Financial guarantee insurance underwriting (loss) profit	$(379,683)	$23,362	$(392,382)	$45,646

Financial guarantee reinsurance segment:
Net premiums earned.	$6,916	$7,128	$13,538	$14,146
Net realized gains on derivatives	182	54	488	54

Total underwriting revenues	7,098	7,182	14,026	14,200

Net losses and loss adjustment expenses	(3,049)	(51)	(3,919)	215
Acquisition costs, net	825	1,283	3,688	2,642
Operating expenses	1,909	2,688	4,416	6,390

Total underwriting expenses	(315)	3,920	4,185	9,247

Financial guarantee reinsurance underwriting profit	$7,413	$3,262	$9,841	$4,953

Total underwriting (loss) profit	$(372,270)	$26,624	$(382,541)	$50,599
Corporate and other:
Net investment income	31,525	30,263	63,852	56,388
Net realized losses on investments	(6,074)	(1,654)	(7,687)	(1,542)
Net realized gains on derivatives	—	—	179,559	—
Net unrealized losses on derivatives	(142,062)	(23,045)	(436,306)	(30,991)

Subtotal	(488,881)	32,188	(583,123)	74,454
Corporate operating expenses	1,237	4,837	2,304	8,655

(Loss) income before income tax and minority interest	(490,118)	27,351	(585,427)	65,799
Income tax expense	—	632	—	711

(Loss) income before minority interest	(490,118)	26,719	(585,427)	65,088
Minority interest—dividends on redeemable preferred shares	2,749	804	4,232	1,918

Net (loss) income	(492,867)	25,915	(589,659)	63,170
Dividends on perpetual preference shares	—	—	—	—

Net (loss) income available to common shareholders	$(492,867)	$25,915	$(589,659)	$63,170

Discussion of Consolidated and Segment Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Summary Discussion of Consolidated Results of Operations

Net loss to common shareholders for the three months ended June 30, 2008 was $492.9 million, a decrease of $518.8 million from net income of $25.9 million reported during the same period in 2007. The net loss for the three months ended June 30, 2008 included $6.1 million of net realized losses on investments, as compared to net realized losses on investments of approximately $1.7 million recorded during the same period in 2007. In addition, also included in net loss to common shareholders for the three months ended June 30, 2008 was a net loss of $125.7 million attributable to the net change in fair value of derivatives during the period, as compared to a net loss of $13.9 million recorded in the comparable period in 2007. The net change in fair value of derivatives recorded during the three months ended June 30, 2008 consisted of net unrealized losses of $142.1 million, offset in part by net realized gains of $16.4 million.

The decrease in net income available to common shareholders of $518.8 million for the three months ended June 30, 2008, as compared to the same period in 2007, was primarily attributable to: (i) a net loss of $125.7 million attributable to the net change in fair value of derivatives during the period, as compared to a net loss of $13.9 million recorded in the comparable period in 2007, (ii) higher net losses and loss adjustment expenses of $453.5 million primarily due to adverse development relating to 15 of our insured obligations which are supported by HELOC, CES or Alt-A mortgage collateral, (iii) higher operating expenses of $24.8 million resulting primarily from an impairment charge related to our licenses to conduct insurance business, severance costs associated with the reduction of our workforce, higher legal costs, and costs incurred due to the suspension of new business production that would otherwise have been deferred, (iv) net realized losses on investments of $6.1 million primarily due to other than temporary impairment charges during the period, and (v) higher net acquisition costs of $2.4 million due primarily to accelerated amortization of deferred costs associated with refunded policies, offset in part by, (vi) higher earned premiums of $76.0 million driven by refundings, calls and other accelerations, and (vii) an increase in net investment income of $1.3 million reflecting a significant period over period increase in average invested assets.

Net premiums earned for the three months ended June 30, 2008 of $121.0 million included $77.9 million of earnings from refundings of insured obligations and other accelerations (or $73.2 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings and other accelerations). Net premiums earned for the three months ended June 30, 2007 of $45.0 million included $5.7 million of earnings from refundings of insured obligations and other accelerations (or $5.1 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings and other accelerations).

Detailed Discussion of Consolidated and Segment Results of Operations by Financial Statement Line Item

Guarantee Premiums Written

All our guarantee premiums written are from our financial guarantee insurance segment. Guarantee premiums written during the period include: (i) premiums received upfront on insurance policies and CDS contracts written during the period, (ii) installment premiums due during the period on in-force insurance policies and CDS contracts that were written prior to the period, and (iii) installment premiums due during the period on insurance policies and CDS contracts written during the period. Guarantee premiums written during the period do not include installment premiums due in future periods. Accordingly, our guarantee premiums written during any period are a function of the type and volume of contracts we write (upfront versus installment), as well as prevailing market prices. We suspended substantially all new business production since January of 2008 as a result of downgrades of our IFS ratings by the rating agencies and material adverse effects on our results of operations and financial condition resulting from the deterioration in the credit markets and the mortgage market specifically in the second half of 2007, which accelerated in the fourth quarter of 2007 and continued to deteriorate through the first and second quarters of 2008. See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

The following table presents, for the three months ended June 30, 2008 and 2007, the amount of guarantee premiums written attributable to upfront and installment insurance policies and CDS contracts:

	Three Months Ended June 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums written
Upfront policies/contracts	$2,496	$30,121
Installment policies/contracts	38,006	35,036

Total	40,502	65,157
Less: Premiums received or receivable on CDS contracts issued	(16,930)	(9,451)

Gross premiums written	$23,572	$55,706

The following table presents, for the three months ended June 30, 2008 and 2007, the amount of guarantee premiums written by line of business:

	Three Months Ended June 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums written
U.S. Public finance	$3,184	$19,464
U.S. Structured finance	23,197	25,625
International finance	14,121	20,068

Total	40,502	65,157
Less: Premiums received or receivable on CDS contracts issued	(16,930)	(9,451)

Gross premiums written	$23,572	$55,706

Guarantee premiums written were $40.5 million for the three months ended June 30, 2008, a decrease of $24.7 million, or 37.9%, as compared to $65.2 million recorded in the comparable period in 2007. The decrease was primarily due to lower upfront guarantee premiums written of $27.6 million resulting from our decision to suspend the production of substantially all new business, and was partially offset by higher installment guarantee premiums of $3.0 million due to the larger period over period in-force business. The reduction in upfront premiums written, resulting from the significant reduction in new business writings, drove the $16.3 million unfavorable variance in pubic finance guarantee premiums written and the $6.0 million unfavorable variance in international finance guarantee premiums written. See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

Guarantee Premiums Assumed

All our guarantee premiums assumed are from our financial guarantee reinsurance segment. The majority of our financial guarantee reinsurance business was assumed from affiliates of FSA prior to the Agreements. However, in connection with the transactions contemplated by the Agreements and related transactions, the financial guarantee reinsurance segment will cease to exist subsequent to the merger of Syncora Guarantee Re with and into Syncora Guarantee. See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

The following table presents, for the three months ended June 30, 2008 and 2007, the amount of guarantee premiums assumed from affiliates of FSA, XLI and other third-party primary companies:

	Three Months Ended June 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums assumed
Affiliates of FSA	$(44,526)	$1,460
XLI	286	184
Third-party companies	(661)	3,860

Total	(44,901)	5,504
Less: Premiums received or receivable on CDS contracts issued	(221)	(54)

Reinsurance premiums assumed	$(45,122)	$5,450

The following table presents, for the three months ended June 30, 2008 and 2007, the amount of guarantee premiums assumed attributable to upfront and installment policies and contracts:

	Three Months Ended June 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums assumed
Upfront policies/contracts	$(47,941)	$1,758
Installment policies/contracts	3,040	3,746

Total	(44,901)	5,504
Less: Premiums received or receivable on CDS contracts issued	(221)	(54)

Reinsurance premiums assumed	$(45,122)	$5,450

The following table presents, for the three months ended June 30, 2008 and 2007, the amount of guarantee premiums assumed by line of business:

	Three Months Ended June 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums assumed
U.S. Public finance	$(6,161)	$361
U.S. Structured finance	(2,879)	1,484
International finance	(35,861)	3,659

Total	(44,901)	5,504
Less: Premiums received or receivable on CDS contracts issued	(221)	(54)

Reinsurance premiums assumed	$(45,122)	$5,450

Guarantee premiums assumed were $(44.9) million for the three months ended June 30, 2008, a decrease of $50.4 million as compared to $5.5 million recorded in the comparable period in 2007. The decrease is primarily attributable to contractual provisions in our reinsurance agreements that increase the ceding commission payable on assumed business as a result of our ratings downgrades. For accounting purposes, these additional costs, which totaled $48.9 million, are treated as a reduction of deferred premium revenue. The remaining decrease reflects our decision to suspend the production of substantially all new business. U.S. Structured finance and International finance guarantee premiums assumed during the three months ended June 30, 2008 primarily consisted of installment guarantee premiums from business produced in periods prior to January 1, 2008. Our assumed business was generally structured on a facultative basis. See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

Guarantee Premiums Ceded

We managed our in-force business based on single-risk limits to avoid concentration in single names and to mitigate event risk. For transactions that exceeded our single-risk limits, we historically ceded the excess to XLI, XL Reinsurance America, Inc. (“XL RE AM”, an indirect wholly-owned subsidiary of XL Capital), or third-party reinsurers. Through these cessions, we were able to manage large single risks and reduce concentration in specific bond sectors, geographic regions, and to specific issuers. However, in connection with the transactions contemplated by the Agreements and related transactions, we commuted substantially all our ceded reinsurance arrangements. See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

The following table presents, for the three months ended June 30, 2008 and 2007, the amount of guarantee premiums ceded to XLI, XL RE AM and other third-party reinsurers:

	Three Months Ended June 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums ceded
XLI	$(6,320)	$—
XL RE AM	808	615
Third-party reinsurers	3,284	7,949

Total	(2,228)	8,564
Less: Premiums paid or payable on CDS contracts purchased	(1,053)	(85)

Ceded premiums	$(3,281)	$8,649

All of our guarantee premiums ceded are from our financial guarantee insurance segment. Guarantee premiums ceded were $(2.2) million for the three months ended June 30, 2008, a decrease of $10.8 million, as compared to the prior year period. The decrease is primarily attributable to the reversal of accrued ceded premiums payable on an excess of loss agreement (“XOL”) with XLI. During the fourth quarter of 2007 we ceded the aggregate limit of losses available under the XOL and accrued the related ceded premiums that would be payable under the XOL over the period such losses were expected to be paid. As part of the transactions contemplated by the Agreements, the XOL was commuted and these premium payments are no longer payable. Excluding the reversal of accrued ceded premiums payable under the XOL, which aggregated $7.7 million, the remaining decrease in guaranteed premiums ceded reflects our decision to suspend the production of substantially all new business. See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

Guarantee Premiums Earned and Net Premiums Earned

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

The following table presents, for the three months ended June 30, 2008 and 2007, the amount of guarantee premiums earned attributable to upfront and installment policies and net premiums earned:

	Three Months Ended June 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums earned
Upfront policies/contracts	$92,946	$21,223
Installment policies/contracts	44,484	32,969

Total	137,430	54,192
Less: Earned premiums on CDS contracts	(16,383)	(9,179)

Net premiums earned	$121,047	$45,013

Net premiums earned were $121.0 million for the three months ended June 30, 2008, an increase of $74.0 million, or 168.9%, as compared to $45.0 million in the comparable period in 2007. The increase in net premiums earned was attributable to higher guarantee premiums earned in our financial guarantee insurance segment of $76.2 million. Higher guarantee premiums earned in our financial guarantee insurance segment was primarily attributable to an increase in refundings, calls, and other accelerations during the period of $72.3 million and the period over period growth of our in-force business. Guarantee premiums earned in our reinsurance segment decreased $0.2 million from $7.1 million for the three months ended June 30, 2007 to $6.9 million for the three months ended June 30, 2008.

Net Investment Income

Net investment income was $31.5 million for the three months ended June 30, 2008, an increase of $1.2 million, or 4.1%, as compared to $30.3 million in the comparable period in 2007. The increase in net investment income was due primarily to higher average invested assets partially offset by a shorter portfolio duration. The increase in our average invested assets period over period was primarily attributable to operating cash flows since the comparable period in 2007, and net proceeds from the issuance of Syncora Guarantee Re’s non-cumulative perpetual series B preferred shares (the “Syncora Guarantee Re Series B Preferred Shares”) on February 11, 2008. See “—Liquidity and Capital Resources—Liquidity Resources—Syncora Guarantee Re Capital Facility.”

The following tables present net investment income, average invested assets and the effective yield on our average invested assets, and the weighted average duration of our invested assets as of and for the three months ended June 30, 2008 and 2007. See “—Investments” for information regarding the credit quality of our debt securities.

	Three Months Ended June 30,
	2008	2007
(U.S. dollars in thousands)
Net investment income	$31,525	$30,263
Average invested assets(1)	$2,759,492	$2,483,490
Effective yield(2)	4.57%	4.87%

(1)	Represents the monthly average of the amortized cost of debt securities, short-term investments and cash and cash equivalents for the respective periods.

(2)	Effective yield represents net investment income as a percentage of average invested assets during the period on an annualized basis.

	As of June 30,
	2008	2007
Weighted average duration in years	3.2	3.4

Net Realized (Losses) on Investments

Net realized losses on investments were $6.1 million for the three months ended June 30, 2008, as compared to net realized losses of approximately $1.7 million in the comparable period in 2007. The net losses realized during the three months ended June 30, 2008 were primarily attributable to other than temporary impairment charges of $6.0 million while the realized losses during the three months ended June 30, 2007 were primarily attributable to portfolio management actions relating to the management of duration, yield and credit risk.

Net Change in Fair Value of Derivatives

Our derivative financial instruments consist of our CDS contracts. In addition, the put option under Syncora Guarantee Re’s capital facility is required to be accounted for at fair value. See “—Liquidity and Capital Resources—Liquidity Resources—Syncora Guarantee Re Capital Facility.” The change in fair value of our CDS contracts and the aforementioned put option are included for reporting purposes in the “Net change in fair value of derivatives” line item in the unaudited interim consolidated statement of operations. This line item consists of two components, which are also separately presented in the statement of operations: (1) “Realized gains (losses) and other settlements” and (2) “Unrealized gains and losses.” The “Realized gains (losses) and other settlements” component includes (i) net premiums received and receivable on issued credit derivatives, (ii) net premiums paid and payable on purchased credit derivatives, (iii) losses paid and payable to credit derivative counterparties due to the occurrence of a credit event and (iv) losses recovered and recoverable on purchased credit derivatives due to the occurrence of a credit event. The “Unrealized gains and losses” component includes anticipated claims payable and anticipated recoveries, as well as all other changes in fair value. See “—Critical Accounting Policies and Estimates—Valuation of Derivative Financial Instruments” and notes 3 and 4 to the unaudited interim consolidated financial statements.

The net change in fair value of derivatives was a net loss of $125.7 million for the three months ended June 30, 2008 compared to a net loss of $13.9 million in the comparable period in 2007. The components of these balances are as follows:

	(Unaudited)
	Three Months Ended June 30,
	2008	2007
Change in fair value of derivatives:
Realized gains and losses and other settlements	$16,383	$9,179
Unrealized gains (losses).	(142,062)	(23,045)

Net change in fair value of derivatives	$(125,679)	$(13,866)

The realized gains of $16.4 million in the table above consist of earned premiums from in-force CDS contracts (see “—Guarantee Premiums Earned and Net Premiums Earned” above). Unrealized losses on derivatives in the table above result from the change in the fair value of our CDS contracts during the period, which consist of a $142.1 million net unrealized loss resulting from the change in the fair value of our CDS contracts during the period, which includes a reduction in our net derivative liability of approximately $13.2 billion at June 30, 2008 relating to the risk of non- performance by us as implied by the market price of buying credit protection on Syncora Guarantee. See “—Critical Accounting Policies and Estimates—Valuation of Derivative Financial Instruments” for additional information. The net unrealized loss on our CDS contracts for the three months ended June 30, 2008 was primarily driven by $89.0 million related to CDS contracts referencing RMBS obligations, $91.0 million related to CDO squared and bespoke obligations, and $65.5 million related to high-grade ABS CDOs, which included $944.9 million related to anticipated claims and recoveries, net of expected recoveries from purchased credit derivatives. The net unrealized losses were partially offset by net unrealized gains of $88.3 million related to pre-insured obligations, $26.0 million related to CDX Index (an index of 125 corporate names) obligations and $14.3 million related to municipal obligations.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses include current year net losses incurred and adverse or favorable development of prior year net losses and loss adjustment expenses reserves. The following table presents, for the periods indicated, the activity in our reserves for losses and loss adjustment expenses, net of reinsurance:

	Financial Guarantee Insurance	Financial Guarantee Reinsurance	Consolidated Total
(U.S. dollars in thousands)
Beginning balance, April 1, 2008	$140,766	$26,602	$167,368
Case reserve provision	468,420	(1,859)	466,561
Loss adjustment expense reserve provision	5,018	3	5,021
Unallocated reserve provision	(14,782)	(1,153)	(15,935)

Net losses and loss adjustment expenses	488,656	(3,009)	455,647
Paid losses and loss adjustment expenses	(13,682)	(4)	(13,687)

Ending balance, June 30, 2008	$585,740	$23,589	$609,328

Beginning balance, April 1, 2007	$57,680	$16,852	$74,532
Case reserve provision	—	(378)	(378)
Loss adjustment expense reserve provision	210	5	215
Unallocated reserve provision	2,001	320	2,321

Net losses and loss adjustment expenses	2,211	(53)	2,158
Paid losses and loss adjustment expenses	14	(9)	5

Ending balance, June 30, 2007	$59,905	$16,790	$76,695

Net losses and loss adjustment expenses were $455.6 million for the three months ended June 30, 2008, an increase of $453.5 million, as compared to $2.2 million recorded in the comparable period in 2007. The increase in net losses and loss adjustment expenses was primarily attributable to higher net losses and loss adjustment expenses in the financial guarantee insurance segment of $456.4 million. Net losses and loss adjustment expenses in the financial guarantee reinsurance segment decreased by $3.0 million from the same period in 2007.

Higher net losses and loss adjustment expenses in the financial guarantee insurance segment during the three months ended June 30, 2008 primarily resulted from a provision for adverse case basis loss development of $362.2 million after giving effect to reinsurance ($404.3 million before giving effect to reinsurance, which also reflects a decrease in the amounts recoverable under the XOL) relating to five and one of our insured obligations which are supported by HELOC or CES mortgage collateral, respectively. The deterioration in the deals supported by HELOC mortgage collateral primarily resulted from higher than expected paid claims, a revision in our assumptions of when the 60+ days delinquency rate would peak, and a decrease in the draw rate assumption underlying our reserve estimate (or rate of new advances being taken by borrowers under the HELOCs) following a change in the credit line management policy by the mortgage servicer of the transactions. The deterioration in the deal supported by CES collateral was due to higher than expected loan charge-offs. In addition, new case reserve provisions were established totaling $113.8 million after giving effect to reinsurance ($120.7 million before giving effect to reinsurance) relating to three insured obligations supported by CES mortgage collateral and six insured obligations supported by Alt-A first-lien collateral. The new reserves were established based on observed claim activity and the ratio of 60+ days delinquency rates to total credit enhancement. The higher net losses and loss adjustment expenses in the financial guarantee insurance segment were offset by a reduction of unallocated reserves of $14.8 million relating to the significant decrease in net par outstanding resulting from the refunding activity that occurred during the quarter. During the three months ended June 30, 2007, net losses and loss adjustment expenses in the financial guarantee insurance segment were primarily driven by provisions for unallocated reserves. See note 11 to the unaudited interim consolidated financial statements.

In the financial guarantee reinsurance segment, period over period losses and loss adjustment expenses decreased primarily due to recoveries on claims paid in the prior year.

Acquisition Costs, Net

As a result of our decision to suspend writing new business there were no costs deferred in connection with business production during the three months ended June 30, 2008 and there will be no such costs deferred in the future unless we can recommence writing new business. The following table presents the components of net acquisition costs during the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007
(U.S. dollars in thousands)
Amortization of deferred acquisition costs and ceding commissions
Financial Guarantee Insurance:
Acquisition costs	$7,469	$3,866
Ceding commissions	(2,126)	(1,370)

	5,343	2,496
Financial Guarantee Reinsurance:
Acquisition costs	825	1,283

Net acquisition costs	$6,168	$3,779

Capitalized acquisition costs in the financial guarantee insurance segment consist of premium and excise taxes, rating agency fees and legal costs associated with the production of new business, as well as a portion of compensation, travel and entertainment and marketing costs. Such capitalized acquisition costs are reduced by ceding commission income on premiums ceded to reinsurers.

Acquisition costs in the financial guarantee insurance segment increased $2.8 million, or 112.0%, in the three months ended June 30, 2008, as compared to the same period in 2007. The increase was primarily due to accelerated amortization of deferred acquisition costs due to refundings, calls and other accelerations of $4.2 million. Ceding commission revenues in the financial guarantee insurance segment increased due to a significant increase in ceded premiums earned resulting from the effect of refundings, calls and other accelerations.

Acquisition costs in the financial guarantee reinsurance segment represent commissions paid to acquire assumed business. Amortization of acquisition costs in the financial guarantee reinsurance segment was $0.8 million during the three months ended June 30, 2008, a decrease of $0.5 million, as compared to the same period in 2007, primarily due to a reclassification in the current quarter of additional ceding commissions. See “Guarantee Premiums Assumed” above.

Operating Expenses

Total operating expenses were $51.4 million for the three months ended June 30, 2008, an increase of $24.8 million, or 93.2%, as compared to $26.6 million for the comparable period in 2007. Total operating expenses are comprised of operating expenses of our financial guarantee insurance and reinsurance segments, as well as corporate operating expenses, which consist of costs associated with Syncora Holdings being a stand-alone public company.

Operating expenses of our financial guarantee insurance and reinsurance segments aggregated to $50.1 million for the three months ended June 30, 2008, an increase of $28.4 million, as compared to $21.7 million in the same period in 2007. The increase in operating expenses of our financial guarantee insurance and reinsurance segments resulted primarily from: (i) substantially higher expenses for professional services, including legal, consulting, and audit services in connection with the transactions contemplated by the Agreements and the related transactions, (ii) an impairment charge of approximately $11.5 million associated with our licenses to conduct insurance business, (iii) no deferral of new business acquisition costs as the operating companies ceased writing substantially all new business and (iv) severance charges of $6.3 million in connection with workforce reductions.

Minority Interest—Dividends on Preferred Shares of Subsidiary

Dividends on redeemable preferred shares were $2.7 million for the three months ended June 30, 2008, an increase of $1.9 million, as compared to $0.8 million recorded during the same period in 2007. The increase was due to the dividend on Syncora Guarantee Re Series B Preferred Shares, which were issued during the first quarter of 2008. See “—Liquidity Resources—Syncora Guarantee Re Capital Facility” elsewhere herein.

Dividends on Syncora Holdings Series A Preference Shares

Because dividends on our Syncora Holdings Series A Preference Shares are non-cumulative and the declaration of such dividends are subject to the discretion of our Board of Directors, under GAAP such dividends can only be recognized when declared by our Board of Directors and may not be accreted ratably over each fiscal year. In addition, because the governing documents underlying the Syncora Holdings Series A Preference Shares provide for semi-annual dividends, dividends will only be recognized during the first and third quarters of each fiscal year, if declared by the Board of Directors. Our Board of Directors did not declare a dividend during the three months ended June 30, 2008 or at any meeting thereafter to the filing date of this report. On August 5, 2008, Syncora Holdings entered into an undertaking with the New York Insurance Department pursuant to which it agreed not to make any dividends or distributions to their shareholders during an eighteen month period beginning on that date without their express written consent.

Discussion of Consolidated and Segment Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Summary Discussion of Consolidated Results of Operations

Net loss available to common shareholders for the six months ended June 30, 2008 was $589.7 million, a decrease of $652.8 million from net income of $63.2 million reported during the same period in 2007. The net loss for the six months ended June 30, 2008 included $7.7 million of net realized losses on investments, as compared to net realized losses of approximately $1.5 million recorded during the same period in 2007. In addition, also included in net loss available to common shareholders for the six months ended June 30, 2008 was a net loss of $222.0 million attributable to the net change in fair value of derivatives during the period, as compared to a net loss of $14.3 million recorded in the comparable period in 2007. The net change in fair value of derivatives recorded during the six months ended June 30, 2008 consisted of net unrealized losses of $436.3 million, offset in part by net realized gains of $214.3 million.

The decrease in net income available to common shareholders of $652.8 million for the six months ended June 30, 2008, as compared to the same period in 2007, was primarily attributable to: (i) a net loss of $222.0 million attributable to the net change in fair value of derivatives during the period, as compared to a net loss of $14.3 million recorded in the comparable period in 2007, (ii) higher net losses and loss adjustment expenses of $496.8 million primarily due to adverse development relating to 15 of our insured obligations which are supported by HELOC, CES or Alt-A mortgage collateral, (iii) higher operating expenses of $41.6 million resulting primarily from an impairment charge related to our acquired licenses, severance costs associated with the reduction of our workforce, higher legal costs, and costs incurred due to the suspension of new business production that would otherwise have been deferred, (iv) net realized losses on investments of $7.7 million primarily due to other than temporary impairment charges during the period, and (v) higher net acquisition costs of $4.1 million due primarily to accelerated amortization of deferred costs associated with refunded policies, offset in part by, (vi) higher earned premiums of $95.5 million driven by refundings, calls and other accelerations, and (vii) an increase in net investment income of $7.5 million reflecting a significant period over period increase in average invested assets.

Net premiums earned for the six months ended June 30, 2008 of $179.4 million included $98.4 million of earnings from refundings of insured obligations and other accelerations (or $91.8 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings and other accelerations). Net premiums earned for the six months ended June 30, 2007 of $83.9 million included $7.0 million of earnings from refundings of insured obligations and other accelerations (or $6.1 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings and other accelerations).

Detailed Discussion of Consolidated and Segment Results of Operations by Financial Statement Line Item

Guarantee Premiums Written

All our guarantee premiums written are from our financial guarantee insurance segment. Guarantee premiums written during the period include: (i) premiums received upfront on insurance policies and CDS contracts written during the period, (ii) installment premiums due during the period on in-force insurance policies and CDS contracts that were written prior to the period, and (iii) installment premiums due during the period on insurance policies and CDS contracts written during the period. Guarantee premiums written during the period do not include installment premiums due in future periods. Accordingly, our guarantee premiums written during any period are a function of the type and volume of contracts we write (upfront versus installment), as well as prevailing market prices. We suspended substantially all new business production since January of 2008 as a result of downgrades of our IFS ratings by the rating agencies and material adverse effects on our results of operations and financial condition resulting from the deterioration in the credit markets and the mortgage market specifically in the second half of 2007, which accelerated in the fourth quarter of 2007 and continued to deteriorate through the first and second quarters of 2008. See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

The following table presents, for the six months ended June 30, 2008 and 2007, the amount of guarantee premiums written attributable to upfront and installment insurance policies and CDS contracts:

	Six Months Ended June 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums written
Upfront policies/contracts	$3,607	$90,389
Installment policies/contracts	78,379	64,263

Total	81,986	154,652
Less: Premiums received or receivable on CDS contracts issued	(36,651)	(18,169)

Gross premiums written	$45,335	$136,483

The following table presents, for the six months ended June 30, 2008 and 2007, the amount of guarantee premiums written by line of business:

	Six Months Ended June 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums written
U.S. Public finance	$5,344	$51,602
U.S. Structured finance	48,624	47,209
International finance	28,018	55,841

Total	81,986	154,652
Less: Premiums received or receivable on CDS contracts issued	(36,651)	(18,169)

Gross premiums written	$45,335	$136,483

Guarantee premiums written were $82.0 million for the six months ended June 30, 2008, a decrease of $72.7 million, or 47.0%, as compared to $154.7 million recorded in the comparable period in 2007. The decrease was primarily due to lower upfront guarantee premiums written of $86.8 million resulting from our decision to suspend the production of substantially all new business, and was partially offset by higher installment guarantee premiums of $14.1 million due to the larger period over period in-force business. The reduction in upfront premiums written, resulting from the significant reduction in new business writings, drove the $46.3 million unfavorable variance in pubic finance guarantee premiums written and the $27.8 million unfavorable variance in international finance guarantee premiums written. See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

Guarantee Premiums Assumed

All our guarantee premiums assumed are from our financial guarantee reinsurance segment. The majority of our financial guarantee reinsurance business was assumed from affiliates of FSA prior to the Agreements. However, in connection with the transactions contemplated by the Agreements and related transactions the financial guarantee reinsurance segment will cease to exist subsequent to the merger of Syncora Guarantee Re with and into Syncora Guarantee. See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

The following table presents, for the six months ended June 30, 2008 and 2007, the amount of guarantee premiums assumed from affiliates of FSA, XLI and other third-party primary companies:

	Six Months Ended June 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums assumed
Affiliates of FSA	$(37,860)	$15,285
XLI	425	184
Third-party companies	896	5,498

Total	(36,539)	20,967
Less: Premiums received or receivable on CDS contracts issued	(322)	(54)

Reinsurance premiums assumed	$(36,861)	$20,913

The following table presents, for the six months ended June 30, 2008 and 2007, the amount of guarantee premiums assumed attributable to upfront and installment policies and contracts:

	Six Months Ended June 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums assumed
Upfront policies/contracts	$(43,279)	$14,349
Installment policies/contracts	6,740	6,618

Total	(36,539)	20,967
Less: Premiums received or receivable on CDS contracts issued	(322)	(54)

Reinsurance premiums assumed	$(36,861)	$20,913

The following table presents, for the six months ended June 30, 2008 and 2007, the amount of guarantee premiums assumed by line of business:

	Six Months Ended June 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums assumed
U.S. Public finance	$(6,116)	$898
U.S. Structured finance	(1,344)	3,735
International finance	(29,079)	16,334

Total	(36,539)	20,967
Less: Premiums received or receivable on CDS contracts issued	(322)	(54)

Reinsurance premiums assumed	$(36,861)	$20,913

Guarantee premiums assumed were $(36.5) million for the six months ended June 30, 2008, a decrease of $57.5 million as compared to $21.0 million recorded in the comparable period in 2007. The decrease is primarily attributable to contractual provisions in our reinsurance agreements that increase the ceding commission payable on assumed business as a result of our ratings downgrades. For accounting purposes, these additional costs, which totaled $48.9 million, are treated as a reduction of deferred premium revenue. The remaining decrease reflects our decision to suspend the production of substantially all new business. U.S. Structured finance and International finance guarantee premiums assumed during the six months ended June 30, 2008 primarily consisted of installment guarantee premiums from business produced in periods prior to January 1, 2008. Our assumed business was generally structured on a facultative basis. See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

Guarantee Premiums Ceded

We managed our in-force business based on single-risk limits to avoid concentration in single names and to mitigate event risk. For transactions that exceeded our single-risk limits, we historically ceded the excess to XLI, XL RE AM, or third-party reinsurers. Through these cessions, we were able to manage large single risks and reduce concentration in specific bond sectors, geographic regions, and to specific issuers. However, in connection with the transactions contemplated by the Agreements and related transactions, we commuted substantially all our ceded reinsurance arrangements. See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

The following table presents, for the six months ended June 30, 2008 and 2007, the amount of guarantee premiums ceded to XLI, XL RE AM and other third-party reinsurers:

	Six Months Ended June 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums ceded
XLI	$(5,613)	$605
XL RE AM	1,780	3,764
Third-party reinsurers	6,949	24,428

Total	3,116	28,797
Less: Premiums paid or payable on CDS contracts purchased	(2,953)	(355)

Ceded premiums	$163	$28,442

All of our guarantee premiums ceded are from our financial guarantee insurance segment. Guarantee premiums ceded were $3.1 million for the six months ended June 30, 2008, a decrease of $25.7 million, as compared to the prior year period. The decrease is primarily attributable to the reversal of accrued ceded premiums payable on the XOL. During the fourth quarter of 2007 we ceded the aggregate limit of losses available under the XOL and accrued the related ceded premiums that would be payable under the XOL over the period such losses were expected to be paid. As part of the transactions contemplated by the Agreements, the XOL was commuted and these premium payments are no longer payable. Excluding the reversal of accrued ceded premiums payable under the XOL, which aggregated $7.7 million, the remaining decrease in guaranteed premiums ceded reflects our decision to suspend the production of substantially all new business. See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

Guarantee Premiums Earned and Net Premiums Earned

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

The following table presents, for the six months ended June 30, 2008 and 2007, the amount of guarantee premiums earned attributable to upfront and installment policies and net premiums earned:

	Six Months Ended June 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums earned
Upfront policies/contracts	$129,412	$38,116
Installment policies/contracts	84,750	62,455

Total	214,162	100,571
Less: Earned premiums on CDS contracts	(34,762)	(16,656)

Net premiums earned	$179,400	$83,915

Net premiums earned were $179.4 million for the six months ended June 30, 2008, an increase of $95.5 million, or 113.8%, as compared to $83.9 million in the comparable period in 2007. The increase in net premiums earned was attributable to higher guarantee premiums earned in our financial guarantee insurance segment of $113.8 million. Higher guarantee premiums earned in our financial guarantee insurance segment was primarily attributable to an increase in refundings, calls, and other accelerations during the period of $91.3 million and the period over period growth of our in-force business. Guarantee premiums earned in our reinsurance segment decreased $0.2 million from $14.2 million for the six months ended June 30, 2007 to $14.0 million for the six months ended June 30, 2008.

Net Investment Income

Net investment income was $63.9 million for the six months ended June 30, 2008, an increase of $7.5 million, or 13.2%, as compared to $56.4 million in the comparable period in 2007. The increase in net investment income was due primarily to higher average invested assets, partially offset by a shorter portfolio duration. The increase in our average invested assets period over period was primarily attributable to operating cash flows since the comparable period in 2007, and net proceeds from the issuance of Syncora Guarantee Re Series B Preferred Shares on February 11, 2008. See “—Liquidity and Capital Resources—Liquidity Resources—Syncora Guarantee Re Capital Facility.”

The following tables present net investment income, average invested assets and the effective yield on our average invested assets, and the weighted average duration of our invested assets as of and for the six months ended June 30, 2008 and 2007. See “—Investments” for information regarding the credit quality of our debt securities.

	Six Months Ended June 30,
	2008	2007
(U.S. dollars in thousands)
Net investment income	$63,852	$56,388
Average invested assets(1)	$2,752,971	$2,340,912
Effective yield(2)	4.64%	4.82%

(1)	Represents the monthly average of the amortized cost of debt securities, short-term investments and cash and cash equivalents for the respective periods.

(2)	Effective yield represents net investment income as a percentage of average invested assets during the period on an annualized basis.

	As of June 30,
	2008	2007
Weighted average duration in years	3.2	3.4

Net Realized Gains (Losses) on Investments

Net realized losses on investments were $7.7 million for the six months ended June 30, 2008, as compared to net realized losses of approximately $1.5 million in the comparable period in 2007. The net losses realized during the six months ended June 30, 2008 were primarily attributable to other than temporary impairment charges of $7.9 million, which were partially offset by gains resulting from portfolio dispositions relating to the management of duration, yield and credit risk.

Net Change in Fair Value of Derivatives

Our derivative financial instruments consist of our CDS contracts. In addition, the put option under Syncora Guarantee Re’s capital facility is required to be accounted for at fair value. See “—Liquidity and Capital Resources—Liquidity Resources—Syncora Guarantee Re Capital Facility.” The change in fair value of our CDS contracts and the aforementioned put option are included for reporting purposes in the “Net change in fair value of derivatives” line item in the unaudited interim consolidated statement of operations. This line item consists of two components, which are also separately presented in the statement of operations: (1) “Realized gains (losses) and other settlements” and (2) “Unrealized gains and losses.” The “Realized gains (losses) and other settlements” component includes (i) net premiums received and receivable on issued credit derivatives, (ii) net premiums paid and payable on purchased credit derivatives, (iii) losses paid and payable to credit derivative counterparties due to the occurrence of a credit event and (iv) losses recovered and recoverable on purchased credit derivatives due to the occurrence of a credit event. The “Unrealized gains and losses” component includes anticipated claims payable and anticipated recoveries, as well as all other changes in fair value. See “—Critical Accounting Policies and Estimates—Valuation of Derivative Financial Instruments” and notes 3 and 4 to the unaudited interim consolidated financial statements.

The net change in fair value of derivatives was a net loss of $222.0 million for the six months ended June 30, 2008 compared to a net loss of $14.3 million in the comparable period in 2007. The components of these balances are as follows:

	Six Months Ended June 30,
	2008	2007
Change in fair value of derivatives:
Realized gains and losses and other settlements	$214,321	$16,656
Unrealized gains (losses).	(436,306)	(30,991)

Net change in fair value of derivatives	$(221,985)	$(14,335)

The realized gains of $214.3 million in the table above consist of $72.5 million related to the change in fair value of the put option under Syncora Guarantee Re’s capital facility from January 1, 2008 through to the date of its exercise on February 11, 2008 (See “—Liquidity and Capital Resources—Liquidity Resources—Syncora Guarantee Re Capital Facility”), a reclassification from “Unrealized” to “Realized” of the $179.6 million net gain recorded on the aforementioned put option through the exercise date of the put option, and $34.8 million relating to earned premiums from in-force CDS contracts (see “—Guarantee Premiums Earned and Net Premiums Earned” above). Unrealized losses on derivatives in the table above consists of a $329.3 million net unrealized loss resulting from the change in the fair value of our CDS contracts during the period and $107.0 million relating to the aforementioned reclassification. Also, included in the unrealized losses on derivatives is a reduction in our net derivative liability of approximately $13.2 billion at June 30, 2008 relating to the risk of non-performance by the Company as implied by the market price of buying credit protection on Syncora Guarantee. See “—Critical Accounting Policies and Estimates—Valuation of Derivative Financial Instruments” for additional information. The net unrealized loss on our CDS contracts for the six months ended June 30, 2008 was primarily driven by $91.7 million related to CDS contracts referencing RMBS obligations, $102.4 million related to CDO squared and bespoke obligations, $51.3 million related to CLOs, and $91.9 million related to high-grade ABS CDOs, which included $965.4 million related to anticipated claims and recoveries, net of expected recoveries from purchased credit derivatives. The net unrealized losses were partially offset by net unrealized gains of $39.9 million related to pre-insured obligations.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses include current year net losses incurred and adverse or favorable development of prior year net losses and loss adjustment expenses reserves. The following table presents, for the periods indicated, the activity in our reserves for losses and loss adjustment expenses, net of reinsurance:

	Financial Guarantee Insurance	Financial Guarantee Reinsurance	Consolidated Total
(U.S. dollars in thousands)
Beginning balance, January 1, 2008	$109,210	$26,364	$135,574
Case reserve provision	507,334	(2,976)	504,358
Loss adjustment expense reserve provision	6,139	12	6,151
Unallocated reserve provision	(12,459)	(915)	(13,374)

Net losses and loss adjustment expenses	501,014	(3,879)	497,135
Paid losses and loss adjustment expenses	(24,484)	1,103	(23,381)

Ending balance, June 30, 2008	$585,740	$23,588	$609,328

Beginning balance, January 1, 2007	$60,145	$16,585	$76,730
Case reserve provision	(3,304)	(364)	(3,668)
Loss adjustment expense reserve provision	(5)	9	4
Unallocated reserve provision	3,435	569	4,004

Net losses and loss adjustment expenses	126	214	340
Paid losses and loss adjustment expenses	(366)	(9)	(375)

Ending balance, June 30, 2007	$59,905	$16,790	$76,695

Net losses and loss adjustment expenses were $497.1 million for the six months ended June 30, 2008, an increase of $496.8 million, as compared to $0.3 million recorded in the comparable period in 2007. The increase in net losses and loss adjustment expenses was primarily attributable to higher net losses and loss adjustment expenses in the financial guarantee insurance segment of $500.9 million. Net losses and loss adjustment expenses in the financial guarantee reinsurance segment decreased by $4.1 million from the same period in 2007.

Higher net losses and loss adjustment expenses in the financial guarantee insurance segment during the six months ended June 30, 2008 primarily resulted from a provision for adverse case basis loss development of $399.9 million after giving effect to reinsurance ($446.3 million before giving effect to reinsurance, which also reflects a decrease in the amounts recoverable under the excess of loss agreement with XLI) relating to five and one of our insured obligations which are supported by HELOC or CES mortgage collateral, respectively. The deterioration in the deals supported by HELOC mortgage collateral primarily resulted from higher than expected paid claims, a revision in our assumptions of when the 60+ days delinquency rate would peak, and a decrease in the draw rate assumption underlying our reserve estimate (or rate of new advances being taken by borrowers under the HELOCs) following a change in the credit line management policy by the mortgage servicer of the transactions. The deterioration in the deal supported by CES collateral was due to higher than expected loan charge-offs. In addition, new case reserve provisions were established totaling $113.8 million after giving effect to reinsurance ($120.7 million before giving effect to reinsurance) relating to three insured obligations supported by CES mortgage collateral and six insured obligations supported by Alt-A first-lien collateral. The new reserves were established based on observed claim activity and the ratio of 60+ days delinquency rates to total credit enhancement. The higher net losses and loss adjustment expenses in the financial guarantee insurance segment were offset by a reduction of unallocated reserves of $12.5 million relating to the significant decrease in net par outstanding resulting from the refunding activity that occurred during the quarter. During the six months ended June 30, 2007, net losses and loss adjustment expenses in the financial guarantee insurance segment were primarily driven by provisions for unallocated reserves. In the financial guarantee reinsurance segment, period over period losses and loss adjustment expenses decreased primarily due to recoveries on claims paid in the prior year.

Acquisition Costs, Net

As a result of our decision to suspend writing new business there were no costs deferred in connection with business production during the six months ended June 30, 2008 and there will be no such costs deferred in the future unless we can recommence writing new business. The following table presents the components of net acquisition costs during the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
(U.S. dollars in thousands)
Amortization of deferred acquisition costs and ceding commissions
Financial Guarantee Insurance:
Acquisition costs	$13,151	$7,579
Ceding commissions	(4,992)	(2,472)

	8,159	5,107
Financial Guarantee Reinsurance:
Acquisition costs	3,688	2,642

Net acquisition costs	$11,847	$7,749

Capitalized acquisition costs in the financial guarantee insurance segment consist of premium and excise taxes, rating agency fees and legal costs associated with the production of new business, as well as a portion of compensation, travel and entertainment and marketing costs. Such capitalized acquisition costs are reduced by ceding commission income on premiums ceded to reinsurers.

Acquisition costs in the financial guarantee insurance segment increased $3.1 million, or 60.8%, in the six months ended June 30, 2008, as compared to the same period in 2007. The increase was primarily due to accelerated amortization of deferred acquisition costs due to refundings, calls and other accelerations of $6.1 million. Ceding commission revenues in the financial guarantee insurance segment increased due to a significant increase in ceded premiums earned resulting from a larger built up book of ceded business and the effect of refundings, calls and other accelerations.

Acquisition costs in the financial guarantee reinsurance segment represent commissions paid to acquire assumed business. Amortization of acquisition costs in the financial guarantee reinsurance segment was $3.7 million during the six months ended June 30, 2008, an increase of $1.1 million, as compared to the same period in 2007, primarily due to an increase in ceding commission rates paid to primary insurers pursuant to terms of reinsurance agreements that were affected by our recent downgrades.

Operating Expenses

Total operating expenses were $92.3 million for the six months ended June 30, 2008, an increase of $41.7 million, or 82.4%, as compared to $50.6 million for the comparable period in 2007. Total operating expenses for the six months ended June 30, 2008 were comprised of operating expenses of our financial guarantee insurance and reinsurance segments, as well as corporate operating expenses, which consist of costs associated with Syncora Holdings being a stand-alone public company.

Operating expenses of our financial guarantee insurance and reinsurance segments were $89.9 million for the six months ended June 30, 2008, an increase of $47.9 million, as compared to $42.0 million to the same period in 2007. The increase in operating expenses was concentrated in our financial guarantee insurance segment and resulted primarily from: (i) substantially higher professional services expense, including legal, consulting and audit services for the restructuring of Syncora Guarantee and Syncora Guarantee Re, (ii) no deferral of new business acquisition costs as the operating companies ceased writing new business, (iii) the non-cash write-off at Syncora Guarantee of business licenses determined to be an impaired asset and (iv) severance charges of $16.6 million in connection with workforce reductions. The business license impairment was approximately $11.5 million in the insurance segment.

Minority Interest—Dividends on Preferred Shares of Subsidiary

Dividends on redeemable preferred shares were $4.2 million for the six months ended June 30, 2008, an increase of $2.3 million, as compared to $1.9 million recorded during the same period in 2007. The increase was due to the dividend on Syncora Guarantee Re Series B Preferred Shares of $2.6 million, which were issued during the first quarter, offset by a decrease in Syncora Guarantee Re Series A Redeemable Preferred Shares (the “Syncora Guarantee Re Series A Preferred Shares”) of $0.3 million. See “—Liquidity Resources—Syncora Guarantee Re Capital Facility” and “—Liquidity Resources—Syncora Guarantee Re Series A Preferred Shares Extraordinary Dividend and Redemption” elsewhere herein.

Dividends on Syncora Holdings Series A Preference Shares

Because dividends on our Syncora Holdings Series A Preference Shares are non-cumulative and the declaration of such dividends are subject to the discretion of our Board of Directors, under GAAP such dividends can only be recognized when declared by our Board of Directors and may not be accreted ratably over each fiscal year. In addition, because the governing documents underlying the Syncora Holdings Series A Preference Shares provide for semi-annual dividends, dividends will only be recognized during the first and third quarters of each fiscal year, if declared by the Board of Directors. Our Board of Directors did not declare a dividend during the three months ended June 30, 2008 or at any meeting thereafter to the filing date of this report. On August 5, 2008, Syncora Holdings entered into an undertaking with the New York Insurance Department pursuant to which it agreed not to make any dividends or distributions to their shareholders during an eighteen month period beginning on that date without their express written consent.

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

As of June 30, 2008, our consolidated fixed-income portfolio consisted of debt securities and cash and cash equivalents with a carrying value of $2.2 billion, and $0.5 billion, respectively. Our debt securities are designated as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The fixed-income portfolio is reported at fair value in accordance with SFAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. Short-term investments consist of securities with maturities equal to or greater than 90 days but less than one year at time of purchase.

The average duration of our investment portfolio was 3.2 years as of June 30, 2008, as compared to 3.3 years as of December 31, 2007.

Our fixed-income portfolio is exposed to credit and interest rate risk. As of June 30, 2008, the fair value of our fixed-income portfolio was approximately $2.7 billion, as compared to approximately $2.7 billion as of December 31, 2007.

The table below shows the percentage of our fixed-income portfolio (including cash and cash equivalents) by credit rating as of June 30, 2008:

Credit Rating(1):	Total
AAA	67.4%
AA	18.2%
A	14.0%
BBB	0.4%

Total	100.0%

(1)	As of June 30, 2008, the average credit quality of our fixed-income portfolio was “AA+”. Ratings represent S&P classifications. If S&P classifications are unavailable, Moody’s ratings are used.

As of June 30, 2008, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented 11.0% of the total fixed-income portfolio and approximately 43.5% of all corporate holdings. As of June 30, 2008, none of our corporate holdings exceeded 1.5% of our total fixed-income portfolio.

Our fixed-income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed-income security to changes in interest rates. We manage interest rate risk by setting duration targets for our investment portfolio, thus mitigating the overall economic effect of interest rate risk. We remain nevertheless exposed to accounting interest rate risk since the assets are marked-to-market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as of June 30, 2008 would have decreased the fair value of our fixed-income portfolio by approximately 3.2%, or $86.3 million.

The following table summarizes our consolidated investment portfolio as of June 30, 2008:

	As of June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(U.S. dollars in thousands)
Debt securities
Mortgage-backed and asset-backed securities(1)	$1,238,999	$8,308	$(19,868)	$1,227,439
U.S. government and government agencies	298,807	9,253	(325)	307,736
Corporate	696,717	5,498	(7,654)	694,560
Non-U.S. sovereign government	14,835	187	(2)	15,020
U.S. states and political subdivisions of the states	819	—	(28)	791

Total debt securities	$2,250,177	$23,246	$(27,877)	$2,245,546

Short-term investments
Total short-term investments	$10	$—	$—	$10

(1)

Includes securities backed by subprime home equity loans with an aggregate fair value of approximately $6.3 million (amortized cost $6.5 million) at June 30, 2008. These securities were rated “triple A” by S&P and had an average life to maturity of approximately 5 months at June 30, 2008.

The amortized cost and estimated fair value of debt securities and short-term investments available for sale as of June 30, 2008, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2008
	Amortized Cost	Fair Value
(U.S. dollars in thousands)
Due within one year	$93,439	$93,476
Due after one through five years	525,035	529,207
Due after five through ten years	339,533	341,045
Due after ten years	53,181	54,389
Mortgage-backed and asset-backed securities	1,238,999	1,227,439

Total	$2,250,187	$2,245,556

The following table presents the aggregate gross unrealized losses and fair values by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008.

	As of June 30, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
(U.S. dollars in thousands)
Mortgage and asset-backed securities	$337,534	$(9,853)	$203,418	$(10,015)	$540,952	$(19,868)
Corporate	308,970	(6,748)	44,549	(906)	353,519	(7,654)
U.S. Government and government agencies	38,603	(325)	—	—	38,603	(325)
Non U.S. sovereign government	4,997	(2)	—	—	4,997	(2)
U.S. States and political subdivisions	791	(28)	—	—	791	(28)

Total debt securities and short-term investments	$690,895	$(16,956)	$247,967	$(10,921)	$938,862	$(27,877)

Of the non-U.S. government securities in a continuous unrealized loss position for 12 months or more (which excludes $0.1 million of unrealized losses on securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corp which are included in “Mortgage and Asset-Backed Securities” in the above table), 92.5%, 96.4% and 100% are rated “AAA,” “AA–” or better, or “A–” or better, respectively, of the total unrealized loss in such category. In addition, of the non-government securities in a continuous unrealized loss position for 12 months or more, securities aggregating 48% of the total unrealized loss in such category have a price decline of less than 6% from their amortized cost and 52% have a price decline greater than 6% but less than 10% of their amortized cost as of June 30, 2008.

Liquidity and Capital Resources

Liquidity Resources

As of June 30, 2008, we define liquidity resources to include our investments in debt securities, short-term investments, cash and cash equivalents, accrued investment income, and with respect to Syncora Guarantee Re, our capital credit facility which was fully exercised in February 2008 (see “—Syncora Guarantee Re Capital Facility” below for details). Previously our definition of liquidity resources also included the capacity for revolving credit loans under the Credit Agreement (see “—Letter of Credit and Liquidity Facility” below for details. However, in connection with the transactions contemplated by the Agreements, the revolving credit loan capacity under the Credit Agreement was permanently reduced to zero. See “—Overview of Our Business–Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

At June 30, 2008 and December 31, 2007 our total liquidity resources on a consolidated basis were $3.0 billion and $3.2 billion, respectively. At June 30, 2008 and December 31, 2007, approximately $2.0 billion of our liquidity resources were deposited by Syncora Guarantee Re in a trust for the benefit of Syncora Guarantee. This trust was established pursuant to regulatory requirements to allow Syncora Guarantee to take credit in its statutory-basis financial statements for liabilities ceded to Syncora Guarantee Re under various reinsurance agreements. In accordance with such regulatory requirements, Syncora Guarantee can only take credit for such reinsurance to the extent of the value of the assets in the trust. Accordingly, Syncora Guarantee cannot take credit for net liabilities ceded to Syncora Guarantee Re in excess of the fair value of the assets in the trust at the measurement date. Adverse development of our case basis reserves for unpaid losses and loss adjustment expenses on our insured and reinsured in-force business or anticipated claims and recoveries on in-force CDS contracts has required and would in the future require Syncora Guarantee Re to deposit additional collateral (marketable securities or cash) in this trust. This has reduced and could further reduce the amount of our resources that are available to satisfy our other obligations. As a result of a material increase in adverse development of anticipated claims on our guarantees of ABS CDOs and reserves for unpaid losses and loss adjustment expenses on our guarantees of RMBS recorded during the second quarter of 2008, the amount of additional collateral that Syncora Guarantee Re would have to deposit in the trust in order for Syncora Guarantee to take credit for 100% of the liabilities it ceded to Syncora Guarantee Re at June 30, 2008 exceeded its ability to deposit such assets by approximately $802.6 million, which substantially contributed to Syncora Guarantee’s negative statutory surplus at June 30, 2008. However, in connection with the transactions contemplated by the Agreements and related transactions, the reinsurance ceded by Syncora Guarantee to Syncora Guarantee Re was commuted and the assets held in such trust were transferred to Syncora Guarantee as part of the commutation payment. See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

For the six months ended June 30, 2008, net cash used in operating activities and provided by financing activities were $107.7 million and $195.8 million, respectively. Net cash used in operating activities was attributable to paid claims on RMBS and public finance credits of $204.3 million and net cash provided by financing activities was driven from our issuance of Syncora Guarantee Re’s Series B Preferred Shares discussed below. Net cash provided by investing activities was $151.4 million, reflective of the receipt of scheduled maturities of debt securities and reinvestment into short- term cash equivalents.

Syncora Holdings Liquidity

As a holding company, our cash flow consists of dividends from our insurance subsidiaries (Syncora Guarantee and Syncora Guarantee Re), if declared and paid, and investment income on our invested assets, offset by expenses incurred for employee compensation and other expenses consisting primarily of costs incurred as a stand-alone public holding company, including board of directors fees, directors and officers liability insurance, independent auditor fees, stock registrar and listing fees, legal and other advisory fees, and annual report and proxy production and distribution costs.

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

In the ordinary course of business, we evaluate our liquidity resource needs in light of our expenses, our dividend policy, and the dividend paying ability of our insurance subsidiaries. Based on our liquidity resources (as described above) as of June 30, 2008, which aggregated $3.0 billion at Syncora Holdings on a stand-alone basis, the income we expect to receive from such liquidity resources, a distribution by Syncora Guarantee Re to Syncora Holdings of approximately $30.8 million in connection with the transactions contemplated by the Agreements and related transactions (see “—Overview of Our

Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”) and our estimated expenses, we believe that our holding company will have sufficient liquidity to fund its obligations over the next twelve months. There can be no assurance that actual results will not differ materially from our estimates. At its most recent meeting on August 7, 2008, the Company’s Board of Directors did not declare either a quarterly dividend with respect to its common shares or a semi-annual dividend with respect to the Syncora Holdings Series A Preference Shares. On August 5, 2008, Syncora Holdings entered into an undertaking with the New York Insurance Department pursuant to which it agreed not to make any dividends or distributions to their shareholders during an eighteen month period beginning on that date without their express written consent. Any future dividends will be subject to the discretion and approval of the Board of Directors, applicable law and regulatory and contractual requirements. If dividends on the Syncora Holdings Series A Preference Shares are not paid in an aggregate amount equivalent to dividends for six full quarterly periods, whether or not declared or whether or not consecutive, holders of the Syncora Holdings Series A Preference Shares will have the right to elect two persons who will then be appointed as additional directors to the board of Syncora Holdings. To date, dividends on the Syncora Holdings Series A Preference Shares have not been paid in an aggregate amount equivalent to three quarterly periods.

New York insurance law contains a test governing the amount of dividends that Syncora Guarantee can pay in any year and, as a result of the application of such test, Syncora Guarantee cannot currently pay dividends. Prior to the redomestication of Syncora Guarantee Re and the contribution of its ownership interests to Syncora Guarantee, cash needs at Syncora Holdings could be met from distributions from Syncora Guarantee Re, subject to obtaining approval from the Bermuda Monetary Authority. Following such contribution and the merger, Syncora Guarantee Re will cease to exist and substantially of Syncora Holdings’ liquidity resources will be in Syncora Guarantee. See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

On August 5, 2008, Syncora Guarantee Re issued a surplus note to Syncora Guarantee in the aggregate principal amount of $1.24 billion maturing on December 31, 2008. The note bears interest at 6% per annum, payable on December 31, 2008. The note is payable only out of surplus and with the prior approval of the Insurance Department of the State of Delaware. Syncora Guarantee Re is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio, or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio.

On December 28, 2007, Syncora Guarantee issued a surplus note to Syncora Guarantee Re in the aggregate principal amount of $75 million maturing on December 31, 2017. The note bears interest at 10% per annum, payable semi-annually on June 30 and December 31 of each year. The note is payable only out of surplus and with the prior approval of the New York State Insurance Department. Syncora Guarantee Re is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio, or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio.

Operating Subsidiaries’ Liquidity

Liquidity resources at our operating subsidiaries are primarily used to pay their operating expenses, claims, premiums for reinsurance and purchased credit derivatives, support in-force business, and pay dividends to us, as well as in the case of Syncora Guarantee to make investments from time to time in its subsidiary, Syncora Guarantee-UK. Our operating subsidiaries’ principal sources of liquidity resources are their portfolio of liquid assets and their net operating cash flow, as well as, in the case of Syncora Guarantee Re, a capital credit facility which was fully exercised in February 2008 (see “—Syncora Guarantee Re Capital Facility” below). Liquidity resources can be affected by changes in interest rates and the amount and timing of claim payments as well as the other factors described under “Overview of Our Business—Key Factors Affecting Profitability.”

Our operating subsidiaries’ liquidity resources include investments in debt securities, short-term investments, cash and cash equivalents and accrued investment income. These liquidity resources are subject to market conditions, regulation and rating agency requirements and we cannot guarantee that they will have sufficient liquidity resources in the future or that they will not have to seek alternative sources of liquidity, which may be more expensive than their current liquidity resource options. Based on our estimates, we believe, however, that our operating subsidiaries’ sources of liquidity are adequate to meet their anticipated needs for at least the next twelve months. There can be no assurance that actual results will not differ materially from our estimates.

In connection with the transactions contemplated by the Agreements and the related transactions, we have placed certain restrictions on our subsidiaries’ liquidity resources. Syncora Guarantee agreed to hold an aggregate amount of $820 million in cash (plus interest thereon, premiums paid by the Financial Counterparties from July 28, 2008 through October 15, 2008 and any proceeds from the sale by the trust of XL Capital’s common shares of Syncora Holdings, in the event such shares are sold) for the purpose of commuting, terminating, amending or otherwise restructuring existing agreements with the Financial Counterparties pursuant to an agreement to be negotiated with the Financial Counterparties. Any agreement with the Financial Counterparties will require addressing Syncora Guarantee’s public finance business to the satisfaction of the New York Superintendent of Insurance. In the event that such agreement is not reached by October 15, 2008, Syncora Guarantee has agreed to use such proceeds only to pay claims under the CDS contracts of the Financial Counterparties. In addition, through such date, Syncora Guarantee and Syncora Guarantee Re have agreed to restrictions on their ability to commute, terminate, amend or otherwise restructure policies and contracts to which either is a party. In the event that Syncora Guarantee becomes subject to a rehabilitation or liquidation proceeding, the funds shall no longer be separately held, segregated or limited in use for commutations or restructurings, and will be part of the general assets of Syncora Guarantee. In addition, Syncora Guarantee agreed to a six month lock-up period with respect to class A ordinary shares of XL Capital it received in connection with the transactions.

In the direct financial guarantee business underwritten by Syncora Guarantee, our general practice is not to agree to ratings-based triggers which require the mandatory posting of collateral or which would otherwise have a material adverse impact on our liquidity position. However, from time to time we may elect to post collateral. The transactions which have ratings-based triggers usually require downgrades of several notches before such triggers are breached. Typical consequences for breach of such ratings-based triggers may include (a) loss or sharing of our voting/control rights or (b) optional termination by the counterparty which, if exercised, generally results in the loss of future premium. In many instances, these consequences can be cured by certain corrective actions taken by us at our option within stipulated time periods (with limited exceptions, usually 20 to 30 days). Because of the decline in Syncora Guarantee’s ratings, holders of our financial guarantees may elect to exercise their rights to terminate our financial guarantees thereby decreasing future premiums payable to us.

The inwards agreements under which Syncora Guarantee Re reinsures business and provides credit protection in the form of derivatives contain ratings-based triggers whereby if Syncora Guarantee Re is downgraded to a level of “AA+” to “A+” (which given the downgrades of Syncora Guarantee Re, subject to the applicable cure provisions in the agreements, have been triggered), depending upon the agreement, the ceding company or counterparty has the right, but not the obligation, to terminate the agreement and take back generally all or a fixed percentage of all transactions transferred under a given agreement. Syncora Guarantee Re may generally, but is not obligated to, provide collateral to an extent which gives the primary insurer the ability to obtain full financial credit for our reinsurance or credit protection. If the ceding company or counterparty elects to terminate the agreement on a cut-off basis and depending upon the agreement, Syncora Guarantee Re may be required to pay to the ceding company or counterparty the statutory unearned premiums on the policies or contracts and Syncora Guarantee Re would forgo any future installment premiums for which its coverage is terminated. If all such third-party agreements, including those with affiliates of FSA, were terminated on a cut-off basis, we would have to return U.S. statutory unearned premium, net of commissions, of approximately $132.3 million as of June 30, 2008. In addition, under certain of our agreements with ceding companies and counterparties, in the event of a downgrade of Syncora Guarantee Re (which has already occurred) or upon the occurrence of other trigger events, the ceding companies or counterparties that have ceded or transferred business to us generally have the right (subject to applicable cure periods) to a stipulated increase in ceding commissions (which will, if such right is exercised, continue to adversely affect our liquidity) to a prearranged level in line with the rating of Syncora Guarantee Re and any such increases will reduce cash flow from operations. Other termination triggers also exist such as: (i) decline in our policyholders’ surplus of more than 25% from one quarter to the next, (ii) insolvency, (iii) illegality and other standard termination provisions. The ceding company or counterparty typically has the option as to whether policies are terminated on a run-off or cut-off basis. In connection with the Agreements, Syncora Guarantee Re agreed to commute a certain portion of the reinsurance protection provided to affiliates of FSA by Syncora Guarantee Re in consideration of a payment by Syncora Guarantee Re of $165.4 million to such affiliates. As a result of the commutation, Syncora Guarantee Re will record a loss on this transaction during the quarter ended September 30, 2008 of approximately $57.6 million. See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties” and Note 8 to the unaudited interim consolidated financial statements.

Certain outwards agreements under which Syncora Guarantee Re and Syncora Guarantee cede business or transfer risk generally contain ratings-based triggers whereby if Syncora Guarantee Re or Syncora Guarantee, as applicable, is downgraded generally to a level of “AA/Aa2” to “A/A3,” depending upon the agreement, the reinsurer or counterparty has the right, but not the obligation, to terminate the agreement on a run-off basis.

Should Syncora Guarantee Re and/or Syncora Guarantee recapture business as a result of the downgrade of their respective reinsurers (when permitted by the related reinsurance agreement) or as a result of a commutation or termination, Syncora Guarantee Re and Syncora Guarantee will be required to hold additional capital against this recaptured business. Further, re-recaptured policies or contracts may be policies or contracts where losses are expected or may develop, further increasing our losses. In connection with transactions contemplated by the Agreements and related transactions, Syncora Guarantee Re commuted substantially all retrocession agreements that it had in place. See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

Syncora Guarantee

Cash Flows. Syncora Guarantee reported net cash used in operating activities of $126.0 million for the six months ended June 30, 2008, a $112.3 million increase, as compared to $13.7 million of net cash used in operating activities during the same period in 2007. The increase in Syncora Guarantee’s net cash used in operations is primarily due to lower business production as compared to the prior year, as a result of suspending the writing of substantially all new business.

Syncora Guarantee reported net cash provided by investing activities of $15.9 million for the six months ended June 30, 2008, an increase of $36.7 million, as compared to net cash used in investing activities of $20.8 million during the same period in 2007. The increase is primarily attributable to the redeployment of redemptions, maturities and coupon interest into cash and cash equivalents as we continue to focus on liquidity. See “—Liquidity Resources” above.

As of June 30, 2008 and December 31, 2007, Syncora Guarantee had readily marketable debt securities and short-term investments with a carrying value of $436.8 million and $464.1 million, respectively. In addition, at those dates, approximately 99.9% or more of Syncora Guarantee’s fixed income portfolio was rated “A” or higher.

It would be an event of default under most of the CDS contracts insured by Syncora Guarantee if Syncora Guarantee should become insolvent or placed into rehabilitation, receivership, liquidation or other similar proceedings by a regulator. If there were an event of default or termination event under the CDS contracts guaranteed by Syncora Guarantee, as a result of Syncora Guarantee’s insolvency or otherwise, while the event of default or determination event continued, in certain cases the holders of these CDS contracts may have the right to terminate the CDS contracts and to obtain a termination payment from Syncora Guarantee, based on the market value of the CDS contracts at the time of termination. Under current market conditions this would result in a substantially liability to Syncora Guarantee, which would be in excess of its ability to pay. While Syncora Guarantee reported negative statutory surplus at June 30, 2008 of $881 million, after giving effect to the transactions contemplated by the Agreements and the other transactions as if they had been consummated on June 30, 2008, Syncora

Guarantee’s policyholder surplus would have been $1.0 billion. See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

See also “—Ceded Reinsurance Recoverables” below.

Syncora Guarantee Re

Cash Flows. Syncora Guarantee Re reported net cash provided by operating activities of $34.6 million for the six months ended June 30, 2008, a decrease of $94.2 million, as compared to $128.8 million during the same period in 2007. The increase in Syncora Guarantee Re’s net cash used in operations is primarily due to lower business production as compared to the prior year, as a result of suspending the writing of substantially all new business.

Syncora Guarantee Re reported net cash provided by investing activities of $137.0 million for the six months ended June 30, 2008, an increase of $460.8 million, as compared to net cash used in investing activities of $323.8 million during the same period in 2007. The increase is primarily attributable to the redeployment of redemptions, maturities and coupon interest into cash and cash equivalents as we continue to focus on liquidity.

Syncora Guarantee Re reported net cash provided by financing activities of $195.8 million for the six months ended June 30, 2008, a decrease of $12.3 million, as compared $208.1 million during the same period in 2007. The current period net cash provided by financing activities reflects the contribution of $200.0 million of net proceeds from the issuance of the Syncora Guarantee Re Series B Preferred Shares, partially offset by dividends paid to the holders of Syncora Guarantee Re Series A Preferred Shares and Syncora Guarantee Re Series B Preferred Shares, while the corresponding prior period reflects the contribution of $225.0 million from Syncora Holdings.

As of June 30, 2008 and December 31, 2007, Syncora Guarantee Re had readily marketable debt securities and short-term investments with a carrying value of $1.8 billion and $2.0 billion, respectively. In addition, at those dates, approximately 99.4% of Syncora Guarantee Re’s fixed income portfolio was rated “A” or higher.

Ceded Reinsurance Recoverables

Historically, we managed our in-force portfolio of guaranteed obligations based on, and to comply with, regulatory and rating agency single-risk limits and internal credit guidelines. Single-risk limits are designed to avoid concentration in single names and to mitigate event risk and are calculated as a percentage of capital. For transactions that exceed these limits or guidelines, we generally transferred the excess to XLI, XL RE AM, or other third-parties through reinsurance or back-to-back derivative transactions. Generally, all such reinsurance is structured as facultative quota share reinsurance in which the reinsurer is liable to us for its quota share of the applicable policies that we issue, regardless of when the loss occurs. The back-to-back derivative transfers are structured in the same manner. Accordingly, related reserves for unpaid losses and loss adjustment expense (including unallocated loss reserves) and the anticipated claims and recoveries, are transferred in accordance with such contracts. In connection with transactions contemplated by the Agreements and related transactions, we commuted substantially all retrocession agreements that we had in place. See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

The following tables present, by reinsurer/counterparty, the amount of our in-force principal/notional exposure transferred to such reinsurer/counterparty as of June 30, 2008 and December 31, 2007:

	As of June 30, 2008			As of December 31, 2007
	Ceded Par Exposure	% Of Gross Par Exposure	Reinsurance Balances(4)	Ceded Par Exposure	% Of Gross Par Exposure	Reinsurance Balances(4)
(in millions, except percentages)
XLI	$1,103.8	0.7%	$163.9	$4,611.0	2.5%	$230.6
XL RE AM	3,994.5	2.6%	22.2	1,402.7	0.8%	12.1
AAA Companies(1)	—	—	—	2,598.7	1.4%	10.0
AA Companies(2)	2,870.0	1.8%	40.1	4,439.7	2.4%	14.2
Other Companies(3)	1,828.0	1.2%	19.3	—	—	—

Total	$9,796.3	6.3%	$245.5	$13,052.1	7.1%	$266.9

(1)	“AAA Companies” means those firms that have both an “AAA” rating from S&P and an “Aaa” rating from Moody’s.

(2)	“AA Companies” means those firms that have either an “AA” category rating from S&P and/or an “Aa” category rating from Moody’s.

(3)	“Other Companies” means those firms that do not fall into one of the above categories.

(4)	Includes reinsurance balances receivable.

	As of June 30, 2008			As of December 31, 2007
	Transferred Notional Exposure	% Of Gross Notional Exposure	Recoverables Recorded In Derivative Assets	Transferred Notional Exposure	% Of Gross Notional Exposure	Recoverables Recorded In Derivative Assets
(in millions, except percentages)
XLI	$1,087.0	0.7%	$—	$527.0	0.3%	$110.6
XL RE AM	260.2	0.2%	78.3	1,234.3	0.7%	40.3
AAA Companies(1)	—	—	—	2,253.3	1.2%	34.9
AA Companies(2)	3,287.6	2.1%	79.1	1,621.5	0.9%	—
Other Companies(3)	308.8	0.2%	—	—	—	—

Total	$4,943.6	3.2%	$157.4	$5,636.1	3.1%	$185.8

(1)	“AAA Companies” means those firms that have both an “AAA” rating from S&P and an “Aaa” rating from Moody’s.

(2)	“AA Companies” means those firms that have either an “AA” category rating from S&P and/or an “Aa” category rating from Moody’s.

(3)	“Other Companies” means those firms that do not fall into one of the above categories.

Letter of Credit and Liquidity Facility

On August 1, 2006, we and certain of our subsidiaries entered into the Credit Agreement with a syndicate of banks, for which Citibank N.A. is the administrative agent. The Credit Agreement relates to a five-year letter of credit and revolving credit facility (the “Facility”), which, prior to the Credit Agreement Amendment (as described below), provided for letters of credit of up to $250 million and up to $250 million of revolving credit loans with the aggregate amount of outstanding letters of credit and revolving credit loans thereunder not to exceed $500 million.

Concurrently with the execution of the Master Transaction Agreement, Syncora Holdings, Syncora Guarantee and Syncora Guarantee Re also entered into the Credit Agreement Amendment with the lenders under its Credit Agreement. Pursuant to the Credit Agreement Amendment, Syncora Holdings, Syncora Guarantee and Syncora Guarantee Re agreed (i) to permanently reduce the availability under its revolving credit facility from $250,000,000 to zero, (ii) to reduce the availability under the letter of credit facility to the amount of the letter of credit exposure as of July 28, 2008 and subsequently further reduce such exposure for any outstanding letters of credit for FSA’s benefit upon the closing the Commutation Agreement, and (iii) collateralize the remaining letters of credit after the consummation of the transactions comprising the Master Transaction Agreement. In consideration of the foregoing, the lenders under the Credit Agreement have agreed to (i) forbear from declaring certain defaults, if any, set forth in the Credit Agreement Amendment, (ii) waive such defaults, if any, upon the satisfaction of certain conditions set forth in the Credit Agreement Amendment, (iii) grant certain waivers in connection with the consummation of the Master Transaction Agreement and (iv) not instruct the administrative agent to send, and the administrative agent has agreed that it shall not send, a notice of non-renewal with respect to any outstanding letters of credit (other than the letter of credit for FSA’s benefit, which was canceled and returned to the Administrative Agent prior to the Closing Date) with regard to any renewal of a letter of credit during calendar year 2008. As of the Closing Date, the amount of letters of credit outstanding under the Credit Agreement and the amount of collateral posted by the Company in support of such letter of credit were approximately $23.3 million and $24.0 million, respectively.

Interest and fees payable under the Facility shall be determined based upon certain spreads over defined benchmarks, principally LIBOR.

The Facility contains financial covenants that require that we at any time (a) prior to August 1, 2008, maintain a minimum consolidated net worth (defined as total shareholders’ equity before accumulated other comprehensive income and excluding the effect of any adjustments required under SFAS No. 133) of $857.4 million, (b) on or after August 1, 2008, maintain a minimum consolidated net worth (as defined above) equal to the greater of (1) $857.4 million or (2) an amount equal to 65% of the consolidated net worth (as defined above) as of the end of the then most recent fiscal year or fiscal quarter of Syncora Holdings for which financial statements shall have been delivered, and (c) maintain a maximum total funded debt-to-total capitalization ratio of 30%. At June 30, 2008, our consolidated net worth (as defined above), as calculated by us in accordance with the Facility, was $(4.7) million and we had no debt outstanding. Our compliance with our consolidated net worth covenant was waived by the lenders pursuant to the Credit Agreement Amendment. The Facility also contains certain covenants, including restrictions on mergers, acquisitions and other business consolidations; the sale of assets; incurrence of indebtedness; liens on our assets; and transactions with affiliates, most of which were waived by the banks in connection with the consummation of the transactions contemplated under the Master Transaction Agreement. The Facility also requires that we deliver audited financial statements without a “going concern” or like qualification or exception and without any qualification or exception as to the scope of such audit.

As of June 30, 2008, Syncora Guarantee Re had letters of credit outstanding under the Facility of $234.8 million and as of the Closing Date, Syncora Guarantee Re had letters of credit outstanding under the Facility of approximately $23.3 million, which were established for the benefit of primary insurance companies reinsured by us, as explained below. For the three and six months ended June 30, 2008 and 2007 we incurred expenses of $0.2 million and $0.4 million, and $0.2 million and $0.3 million, respectively, under the Facility.

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

Syncora Guarantee Re Capital Facility

In December 2004, Syncora Guarantee Re entered into a put option agreement and an expense reimbursement agreement (the “Asset Trust Expense Reimbursement Agreement”) with Twin Reefs Asset Trust (the “Asset Trust”). The put option agreement provides Syncora Guarantee Re with the irrevocable right to require the Asset Trust at any time and from time to time to purchase Syncora Guarantee Re’s non-cumulative perpetual Series B Preferred Shares with an aggregate liquidation preference of up to $200 million. There is no limit to the number of times that Syncora Guarantee Re may exercise the put option, redeem the Syncora Guarantee Re Series B Preferred Shares from the Asset Trust and exercise the put option again. Syncora Guarantee Re is obligated to reimburse the Asset Trust for certain fees and ordinary expenses. To the extent that any Syncora Guarantee Re Series B Preferred Shares are put to the Asset Trust and remain outstanding, a corresponding portion of such fees and ordinary expenses will be payable by Syncora Guarantee Re pursuant to the Asset Trust Expense Reimbursement Agreement. The put option agreement is perpetual but would terminate on delivery of notice by Syncora Guarantee Re on or after December 9, 2009, or under certain defined circumstances, such as the failure of Syncora Guarantee Re to pay the put option premium when due or bankruptcy. The premium payable by Syncora Guarantee Re is the sum of certain trustee and investment managers expenses, the distribution of income paid to holders of the pass-through trust securities, less the investment yield on the eligible assets purchased using the proceeds originally raised from the issuance of the pass-through securities. The eligible securities (which are generally high-grade investment securities) are effectively held in trust to be used to fund the purchase of any Syncora Guarantee Re Series B Preferred Shares upon exercise of the put.

Syncora Guarantee Re Series B Preferred Shares were created in conjunction with the establishment of the Asset Trust. The Syncora Guarantee Re Series B Preferred Shares are non-cumulative redeemable perpetual preferred shares with a par value of $120 per share. The Series B Preferred Shares rank prior to Syncora Guarantee Re’s common shares and Syncora Guarantee Re Series A Preferred Shares and have a liquidation preference of $100,000 each. In the event that Syncora Guarantee Re exercises its put option to the Asset Trust and the Syncora Guarantee Re Series B Preferred Shares are issued, the holders of outstanding Syncora Guarantee Re Series B Preferred Shares shall be entitled to receive, in preference to the holders of Syncora Guarantee Re’s common shares and Syncora Guarantee Re Series A Preferred Shares, cash dividends at a percentage rate per Syncora Guarantee Re Series B Preferred Share as follows:

(1)	for any dividend period ending on or prior to December 9, 2009, one-month LIBOR plus 1.00% per annum, calculated on an actual/360 basis; and

(2)	for any subsequent dividend period, one-month LIBOR plus 2.00% per annum, calculated on an actual/360 basis.

The holders of the Syncora Guarantee Re Series B Preferred Shares will not be entitled to any voting rights as shareholders of Syncora Guarantee Re and their consent will not be required for taking any corporate action. Subject to certain requirements, the Syncora Guarantee Re Series B Preferred Shares may be redeemed, in whole or in part, at the option of Syncora Guarantee Re at any time or from time to time after December 9, 2009 for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon to the date of redemption without interest on such unpaid dividends.

On February 11, 2008, Syncora Guarantee Re exercised the put option, for the first time since the inception of the facility, to issue $200 million of the Syncora Guarantee Re Series B Preferred Shares which, if declared, by Syncora Guarantee Re’s Board of Directors, will pay monthly dividends as discussed above. On February 26, 2008, Syncora Guarantee Re’s Board of Directors declared dividends on the Series B Preferred Shares at the applicable rate for the next three monthly periods and on May 6, 2008, Syncora Guarantee Re elected to declare dividends on the Syncora Guarantee Re Series B Preferred Shares at the required rate for the succeeding month.

Following the merger of Syncora Guarantee Re with and into Syncora Guarantee, the Syncora Guarantee Re Series B Preferred Shares will be converted into Syncora Guarantee Series A Preferred Shares.

Syncora Guarantee Re Series A Preferred Shares Extraordinary Dividend and Redemption

On February 27, 2007, the Board of Directors of Syncora Guarantee Re approved: (i) an extraordinary dividend of $15.0 million on Syncora Guarantee Re Series A Preferred Shares, and (ii) a reduction in the stated value of the remaining outstanding Syncora Guarantee Re Series A Preferred Shares by a corresponding amount. Payment of the extraordinary dividend and the reduction in the stated value of the Syncora Guarantee Re Series A Preferred Shares occurred on March 30, 2007. This transaction was accounted for as a redemption of the preferred shares. In connection with the Agreements, Syncora Holdings purchased all the outstanding Syncora Guarantee Re Series A Preferred Shares in exchange for $2.9 million. As a result of this transaction, the Company will record a gain of approximately $36.1 million during the quarter ended September 30, 2008. See “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”.

Other Matters

We insured payment of scheduled debt service on sewer revenue warrants issued by Jefferson County, Alabama (the “County”) in 2002 and 2003. As of June 30, 2008, the outstanding principal amount of such obligations was $1.2 billion (approximately $809 million net of reinsurance). Such warrants are secured on a parity basis with other sewer revenue warrants of the County by a pledge of the net revenues of the County’s sewer system. The aggregate principal amount of warrants outstanding at June 30, 2008, including the warrants insured by us, was $3.2 billion. The warrants insured by us include certain variable rate demand warrants in the original principal amount of approximately $740.0 million that are owned by various liquidity banks who purchased them when they were tendered and not remarketed. While owned by the liquidity banks, such warrants bear interest at a special bank rate and are subject to redemption in 16 equal quarterly installments of approximately $46 million plus interest. All such interest and principal payments are insured by us. The first such principal installment was due April 1, 2008 (the “April 1 Quarterly Payment”) but was extended to June 1, 2008 with the consent of the liquidity banks. The second such installment would otherwise have been due on July 1, 2008 (the “July 1 Quarterly Payment”). However, in connection with a principal pay-down of the warrants insured by us in respect of the April 1 Quarterly Payment of approximately $10.6 million by the County on or around June 2, 2008 and approximately $10.6 million by us on or around June 3, 2008 and with the consent of the liquidity banks, the due dates in respect of both the remainder of the April 1 Quarterly Payment and the July 1 Quarterly Payment were extended to August 1, 2008, with subsequent installments to occur as originally scheduled on October 1, 2008 and quarterly thereafter. On August 1, 2008 in connection with a paydown of approximately $35 million by the County and $35 million by us, the liquidity banks, the County and us agreed that on or about August 4, 2008 the remainder of the April 1 Quarterly Payment would be satisfied together with a portion of the July 1 Quarterly Payment, which payment has been made. The remainder of the July 1 Quarterly Payment and the October 1 Quarterly Payment were also extended to November 17, 2008 with subsequent installments to occur on January 1, 2009 and quarterly thereafter. Pursuant to certain forbearance agreements with the County, the liquidity banks have agreed, during a specified forbearance period, to forbear from exercising any remedies upon certain defaults, including defaults in the payment of the quarterly principal installments and certain interest amounts. Such forbearance period, which has now been extended three times, will expire on November 17, 2008 unless again extended. There is no assurance any such extension will occur. The County’s sewer system is experiencing severe financial difficulties. In a filing dated February 27, 2008 pursuant to SEC Rule 15c2-12, the County stated it can provide no assurance that net revenues from the sewer system will be sufficient to permit the County to meet the interest rate and amortization requirements related to warrants owned by the liquidity banks. We continue to monitor this exposure and as new information becomes available we may be required to establish a provision for loss reserves in the future. In addition, we may be required to pay claims in the event of a continuing failure to remarket the bonds or a failure to extend the aforementioned forbearance agreements. We estimate that the maximum amount of such claims is approximately $55 million per quarter over the 16-quarter accelerated amortization period. Such amount is before consideration of any recoveries by us under our reinsurance arrangements. This estimate is based on the maximum amount of debt service we may have to pay under our policies. Actual amounts of claims we may be required to pay may differ from such estimates and the differences could be material. On or around June 17, 2008, a class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama, on behalf of all persons and entities that paid rates with respect to the County’s sewer system from January 1, 2003 to the present. The suit asserts claims against, among others, us, another bond insurer, numerous financial institutions, and certain current and former County commissioners, alleging negligence, breach of fiduciary duty, conspiracy, misrepresentation, fraud, breach of contract and unjust enrichment in connection with the issuance of the County’s sewer system warrants, certain conduct occurring thereafter and the operation of the sewer system. The lawsuit does not seek any specific amount in damages from any defendant. We believe that such lawsuit lacks merit and intends to vigorously defend itself against such action.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts—An interpretation of FASB Statement No. 60

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 163 (“SFAS 163”), Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). SFAS 163 clarifies how SFAS 60 applies to financial guarantee insurance contracts. SFAS 163, among other things, changes current industry practices with respect to the recognition of premium revenue and claim liabilities. Under SFAS 163, a claim liability on a financial guarantee insurance contract is recognized when the insurance enterprise expects that a claim loss will exceed the unearned premium revenue (liability) for that contract based on expected cash flows. The discount rate used to measure the claim liability is based on the risk-free market rate and must be updated each quarter. Premium revenue recognition, under SFAS 163 is based on applying a fixed percentage of the premium to the amount of outstanding exposure at each reporting date (referred to as the level-yield approach). In addition, in regard to financial guarantee insurance contracts where premiums are received in installments SFAS 163 requires that an insurance enterprise recognize an asset for the premium receivable and a liability for the unearned premium revenue at inception of a financial guarantee insurance contract and, that such recognition should be based on the following:

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

•	the discount rate used to measure the premium receivable (asset) and the unearned premium revenue (liability) should be the risk-free market rate.

We expect that the initial effect of applying SFAS 163 will be material to our financial statements. In particular, we expect that implementation of SFAS 163 will cause us to de-recognize our reserves for unallocated losses and loss adjustment expenses and preclude us from providing such reserves in the future.

SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. In addition, beginning in the third quarter of 2008, an insurance enterprise will be required to make certain disclosures describing its guarantees that are being closely monitored as a result of deterioration or other adverse developments.

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. We adopted the provisions of SFAS 157 on January 1, 2008. See Note 4 and Note 7 to the unaudited interim consolidated financial statements for disclosure of the effect on our financial position and results of operations and for certain other disclosures required under SFAS 157.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides us an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008 and, in conjunction therewith, we did not elect to report any financial assets or liabilities at fair value under SFAS 159.

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

EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06- 11 requires that the tax benefit with respect to dividends or dividend equivalents for non-vested restricted shares or restricted share units that are paid to employees be recorded as an increase to additional paid-in-capital. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, with early adoption permitted. We adopted EITF Issue No. 06-11 on January 1, 2008 and it did not have a material effect on our financial statements.

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

We believe that these factors include, but are not limited to, those listed under “Risk Factors” as well as the following:

•	higher risk of loss in connection with obligations guaranteed by us due to deterioration in the credit markets stemming from the poor performance of subprime residential mortgage loans;

•	the outcome of our negotiations with Financial Counterparties concerning the commutation, termination, amendment or otherwise restructuring of their CDS contracts;

•	decision by our regulators to take regulatory action with respect to Syncora Holdings’ operating subsidiaries at any time;

•	availability of capital (whether in the form of debt or equity) and liquidity;

•	our assumptions concerning the tax treatment of the transactions contemplated by the Agreements and related transactions;

•	the outcome of the efforts to refund the County’s outstanding sewer system debt;

•	the performance of our invested assets, losses on credit derivatives or changes in the fair value of CDS contracts;

•

the outcome of the ongoing rating assessments for all bond insurers, including us, by Fitch, Moody’s and S&P, the outcome of our discussions with Fitch, Moody’s and S&P, and our ability to successfully address any capital requirements within required timeframes;

•	the impact of the ratings actions on us, including the downgrades of the IFS ratings of Syncora Guarantee, Syncora Guarantee-UK and Syncora Guarantee Re;

•	the impact of provisions in business arrangements and agreements triggered by the ratings downgrades;

•	changes in rating agency policies or practices;

•	the suspension of writing substantially all new business and our ability to continue to operate our business in its historic form;

•	the outcome of litigation;

•	the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•	increased competition on the basis of pricing, capacity, terms or other factors;

•

greater frequency or severity of claims and loss activity including in excess of our loss reserves, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	developments in the world’s financial and capital markets that adversely affect the performance of our investments and our access to such markets;

•	changes in regulation or tax laws applicable to us or our customers or suppliers such as our reinsurers;

•	changes in the rating agencies’ views on third-party inward reinsurance;

•	changes in the availability, cost or quality of reinsurance or retrocessions, including a material adverse change in the ratings of our reinsurers or retrocessionaires;

•	changes in our operations and ownership;

•	changes in accounting policies or practices or the application thereof;

•	changes in the officers or key employees of our company or our subsidiaries;

•	legislative or regulatory developments;

•	changes in general economic conditions, including inflation, interest rates, foreign currency exchange rates and other factors; and

•	the effects of business disruption or economic contraction due to war, terrorism or natural or other catastrophic events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under “Part II. Item 7A—Quantitative and Qualitative Disclosures About Market Risk” set forth in our Annual Report on Form 10-K.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no material change in the information reported under “Part I. Item 3—Legal Proceedings” set forth in our Annual Report on Form 10-K, except the following:

On March 19, 2008, MLI filed a complaint in a New York federal court challenging the effectiveness of our terminations of seven CDS contracts. On March 31, 2008, we filed a counterclaim seeking a judgment from the court that our terminations were effective and an award of damages for MLI’s failure to make certain termination payments under the Swaps. On April 18, 2008, MLI filed a motion for summary judgment as to MLI’s claims and partial summary judgment as to our claims. The court issued an order granting MLI’s motion on June 10, 2008 and issued an opinion in support of that order on July 15, 2008. As part of the settlement agreement with Merrill Lynch and MLI that was announced by the Company on July 28, 2008 and closed on August 5, 2008, the parties agreed to terminate the seven CDS contracts (along with an eighth CDS contract not at issue in the litigation) in exchange for a payment from the Company and to dismiss the litigation. On August 8, 2008, Merrill Lynch, MLI and the Company filed a joint stipulation dismissing the complaint and counterclaims in the litigation with prejudice.

In December 2007 and January 2008, three class action lawsuits, Brickman Investments, Inc. v. Security Capital Assurance Ltd et al., 2 West, Inc. v. Security Capital Assurance Ltd et al., and Clarke v. Security Capital Assurance Ltd et al., were commenced in the United States District Court for the Southern District of New York. Two of the lawsuits were filed on behalf of all persons who purchased our common shares in the secondary public offering by XLI, as selling shareholder, on or about June 6, 2007. The third lawsuit was filed on behalf of all persons who purchased or otherwise acquired our securities from April 23, 2007 through December 10, 2007, including those who purchased shares in the secondary offering. The complaints name us, our President and Chief Executive Officer, our former Executive Vice President and Chief Financial Officer, and XL Insurance Ltd as defendants, and they allege various violations of the Securities Act and the Exchange Act by the defendants. Two of the complaints also name the lead underwriters of the secondary offering as defendants. The complaints include claims that defendants’ public statements, including the registration statement and prospectus related to the secondary offering, contained false and misleading statements and omitted to disclose material facts necessary to make the statements contained therein not misleading. On April 24, 2008, an order was entered consolidating these actions under the caption, In re Security Capital Assurance Ltd. Securities Litigation, and appointing the Employees’ Retirement System of the State of Rhode Island as lead plaintiff. On August 6, 2008, a consolidated amended complaint was filed. The consolidated amended complaint adds Edward Hubbard, Executive Vice President, as well as Richard Heberton, former chief credit officer of XLCA as defendants and expands the class period to include all persons who acquired our securities from March 15, 2007 to March 18, 2008.

In March and April, 2008, three class action lawsuits, Hinds County, Mississippi v. Wachovia Bank N.A. et al., Fairfax County, Virginia et al. v. Wachovia Bank N.A. et al., and City of Oakland, California v. AIG Financial Products Corp. et al., were commenced in the United States District Courts for the Southern District of New York, District of Columbia, and Northern District of California, respectively, on behalf of all state, local and municipal government entities that purchased municipal derivatives from us or the other defendants in the period from January 1, 1992 through December 31, 2006. The complaints name a number of providers and brokers of municipal derivatives, including us, as defendants, and they allege a conspiracy among the defendants to fix, raise, maintain or stabilize the price of, and to rig bids and allocate customers and market for, municipal derivatives. The complaints seek unspecified damages and other relief. On June 16, 2008, the Judicial Panel on Multidistrict Litigation issued an order transferring these actions to the Southern District of New York under the caption, In re Municipal Derivatives Antitrust Litigation, for coordinated or consolidated pretrial proceedings. Pursuant to that order, several related actions which have been filed subsequently, including Mayor and City Counsel of Baltimore v. Wachovia Bank N.A. et al., County of Alameda, California v. AIG Financial Products Corp. et al., City of Fresno, California v. AIG Financial Products Corp. et al, Central Bucks School District v.

Wachovia Bank N.A. et al., and Washington County, Tennessee v. Bank of America, N.A. et al., will be treated as potential tag-along actions.

In addition, in July 2008, two lawsuits, City of Los Angeles v. Bank of America, N.A. et al. and City of Stockton v. Bank of America, N.A. et al., were commenced in state courts in California. The complaints name a number of providers and brokers of municipal derivatives, including us, as defendants, and they allege a conspiracy among the defendants to rig bids in municipal derivative auctions in violation of California state antitrust laws and California state common law. The complaints seek unspecified damages and other relief. Two other lawsuits, City of Los Angeles v. Ambac Financial Group, Inc. et al. and City of Stockton v. Ambac Financial Group, Inc. et al., were commenced by the same plaintiffs in July 2008 in state courts in California. The complaints name six bond insurers, including XL Capital Assurance Inc., and two individuals as defendants, and they allege that defendants failed to fully disclose their investment in subprime mortgage-backed securities and insurance of subprime instruments and that defendants conspired to perpetuate and maintain a dual system of bond rating in violation of California state antitrust laws and California state common law. The complaints seek unspecified damages and other relief.

ITEM 1A. RISK FACTORS

There is no material change in the information reported under “Part I. Item 1A—Risk Factors” set forth in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the three months ended March 31, 2008, except the following.

We may be unable to reach an agreement with the Financial Counterparties prior to October 15, 2008 for the commutation, termination, amendment or restructuring of the existing agreements with the Financial Counterparties.

Under the Master Transaction Agreement, we agreed with the Financial Counterparties to negotiate in good faith to reach an agreement for the commutation, termination, amendment or the restructuring of the existing agreements with such Financial Counterparties prior to October 15, 2008. Any such agreement must include an agreed upon number of Financial Counterparties. There can be no assurance that the negotiations with the Financial Counterparties will be successful or that we will reach an agreement with the requisite number of Financial Counterparties prior to October 15, 2008. Any agreement with the Financial Counterparties will require addressing the Company’s public finance business to the satisfaction of the New York Superintendent of Insurance. There can be no assurances that the negotiations with the Financial Counterparties to reach an agreement on the appropriate treatment of the public finance business of the Company will be successful or that the agreement reached with the Counterparties will be satisfactory to the Superintendent. In addition, until October 15, 2008, the Financial Counterparties will forbear from exercising certain triggered enforcement rights in respect of one or more transactions, agreements, policies, guarantees or treaties to which the Company or its affiliates are a party. If we do not reach agreement with the Financial Counterparties prior to October 15, 2008, this Forbearance will expire. The failure to reach an agreement with the Financial Counterparties will cause us to continue to be exposed to material adverse loss reserve development on such business, which if such loss development is realized could have material adverse effect on our financial position and results of operations.

As a result of the transactions contemplated by the Agreements and the related transactions, we have additional liquidity risks.

Our ability to meet our ongoing cash requirements depends on our ability to obtain cash dividends or other cash payments or obtain loans from our subsidiaries and will also depend on the financial condition of our subsidiaries. As of the Closing Date, Syncora Guarantee Re is a subsidiary of Syncora Guarantee and is expected to be merged with and into it, with Syncora Guarantee as the surviving company. Syncora Guarantee Re has limited liquid assets and any dividends or advances from Syncora Guarantee will require approval by the New York Insurance Department. There can be no assurance that any dividends or advances will be approved and if required dividends or advances are not approved, Syncora Holdings has no other available sources of funding.

There is substantial doubt about our ability to continue as a going concern.

We believe the principal factor raising substantial doubt about our ability to continue as a going concern is the risk of material adverse loss development. In order to address the risk of material adverse loss development, we have implemented the transactions contemplated by the Agreements and related transactions, we have agreed to negotiate in good faith with the Financial Counterparties to reach an agreement for the commutation, termination, amendment or restructuring of the existing agreements with the Financial Counterparties and we have recorded increased reserves for unpaid loss and loss adjustment expenses. However, in light of the uncertainties associated with our ability to reach an agreement with the Financial Counterparties for the commutation, termination, amendment or restructuring of the existing agreements with the Financial Counterparties, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our unaudited interim consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty with respect to our ability to continue as a going concern.

There is a possibility that the Agreements and the related commutations and releases could be challenged, which could have a material adverse effect on our financial condition.

Any creditor, or, if Syncora Guarantee were placed into receivership, the New York Superintendent of Insurance as receiver could challenge the Agreements and related transactions. We obtained approvals from the New York Insurance Department, as well as the Bermuda Monetary Authority and the Delaware Department of Insurance, for the Master Transaction Agreement and the transactions contemplated thereby. The New York Insurance Department also approved the Merrill Agreement and the transactions contemplated thereby. However, there can be no assurance regarding the enforceability of the Agreements and that the transactions contemplated thereunder will not be challenged, including under applicable fraudulent conveyance laws. If any challenge were successful, the applicable transactions contemplated by the Agreements could be unwound or otherwise affected and that could have a material adverse effect on our financial condition.

Policyholders may not pay premiums and makewholes owed to us.

In light of our financial condition, in certain cases a part of or the full amount of premiums and makewhole owed to us have not been paid, despite an obligation to do so. If non-payments becomes widespread, it could have a material adverse impact on our revenues and results of operations.

If we are not able to retain key employees, we may be unable to successfully implement our strategic plan or operate our business.

Our suspension of writing substantially all new business for the foreseeable future, the restructuring our business operations pursuant to the Agreements and the implementation of work force reductions as part of our strategic plan may lead us to fail to retain key employees despite short term incentives, which may in turn make us unable to successfully implement the remainder of our strategic plan or operate our business.

We have agreed not to make any dividends or distributions to our shareholders for a period of time and failure by us to pay dividends on Syncora Holdings Series A Preference Shares could have a material adverse effect on the common shareholders board representation.

We have entered into an undertaking with the New York Insurance Department pursuant to which we have agreed not to make any dividends or distributions to our shareholders during an eighteen month period beginning on August 5, 2008. If dividends on the Syncora Holdings Series A Preference Shares are not paid in an aggregate amount equivalent to dividends for six full quarterly periods, whether or not declared or whether or not consecutive, holders of the Syncora Holdings Series A Preference Shares will have the right to elect two persons who will then be appointed as additional directors to the board of Syncora Holdings. Such right will cease upon the earlier to occur of the first date as of which full dividends have been paid for at least four consecutive quarterly periods and the date on which the Syncora Holdings Series A Preference Shares have been redeemed.

Accelerated amortization of bonds issued by Jefferson County, Alabama that we guarantee could have a material adverse impact on our results of operations, cash flows and liquidity.

We insured payment of scheduled debt service on sewer revenue warrants issued by Jefferson County, Alabama (the “County”) in 2002 and 2003. As of June 30, 2008, the outstanding principal amount of such obligations was $1.2 billion before giving effect to reinsurance and $0.8 billion after giving effect to reinsurance, however, after giving effect to the commutation of certain reinsurance agreements described elsewhere herein (see—“Managements Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, Continuing Risks and Uncertainties”). as if they had occurred at June 30, 2008, the insured outstanding principal amount of such obligations outstanding after giving effect to reinsurance would have been $1.0 billion. Such warrants are secured on a parity basis with other sewer revenue warrants of the County by a pledge of the net revenues of the County’s sewer system. The aggregate principal amount of warrants outstanding at June 30, 2008, including the warrants insured by us, was $3.2 billion. The warrants insured by us include certain variable rate demand warrants in the original principal amount of approximately $740.0 million that are owned by various liquidity banks who purchased them when they were tendered and not remarketed. While owned by the liquidity banks, such warrants bear interest at a special bank rate and are subject to redemption in 16 equal quarterly installments of approximately $46 million plus interest. All such interest and principal payments are insured by us. The first such principal installment was due April 1, 2008 (the “April 1 Quarterly Payment”) but was extended to June 1, 2008 with the consent of the liquidity banks. The second such installment would otherwise have been due on July 1, 2008 (the “July 1 Quarterly Payment”). However, in connection with a principal pay- down of the warrants insured by us in respect of the April 1 Quarterly Payment of approximately $10.6 million by the County on or around June 2, 2008 and approximately $10.6 million by us on or around June 3, 2008 and with the consent of the liquidity banks, the due dates in respect of both the remainder of the April 1 Quarterly Payment and the July 1 Quarterly Payment were extended to August 1, 2008, with subsequent installments to occur as originally scheduled on October 1, 2008 and quarterly thereafter. On August 1, 2008 in connection with a paydown of approximately $35 million by the County and $35 million by us, the liquidity banks, the County and us agreed that on or about August 4, 2008 the remainder of the April 1 Quarterly Payment would be satisfied together with a portion of the July 1 Quarterly Payment, which payment has been made. The remainder of the July 1 Quarterly Payment and the October 1 Quarterly Payment were also extended to November 17, 2008 with subsequent installments to occur on January 1, 2009 and quarterly thereafter. Pursuant to certain forbearance agreements with the County, the liquidity banks have agreed, during a specified forbearance period, to forbear from exercising any remedies upon certain defaults, including defaults in the payment of the quarterly principal installments and certain interest amounts. Such forbearance period, which has now been extended three times, will expire on November 17, 2008 unless again extended. There is no assurance any such extension will occur. The County’s sewer system is experiencing severe financial difficulties. In a filing dated February 27, 2008 pursuant to SEC Rule 15c2-12, the County stated it can provide no assurance that net revenues from the sewer system will be sufficient to permit the County to meet the interest rate and amortization requirements related to warrants owned by the liquidity banks. We do not expect to incur a loss on the warrants insured by the Company and, accordingly, we have not recorded any provision for losses on such warrants to date. However, we continue to monitor this exposure and as new information becomes available we may be required to establish a provision for loss reserves in the future. In addition, we may be required to pay claims in the event of a continuing failure to remarket the bonds or a failure to extend the aforementioned forbearance agreements. We estimate that the maximum amount of such claims is approximately $55 million per quarter over the 16- quarter accelerated amortization period. Such amount is before consideration of any recoveries by us under our reinsurance arrangements. This estimate is based on the maximum amount of debt service we may have to pay under our policies. Actual amounts of claims we may be required to pay may differ from such estimates and the differences could be material. On or around June 17, 2008, a class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama, on behalf of all persons and entities that paid rates with respect to the County’s sewer system from January 1, 2003 to the present. The suit asserts claims against, among others, us, another bond insurer, numerous financial institutions, and certain current and former County commissioners, alleging negligence, breach of fiduciary duty, conspiracy, misrepresentation, fraud, breach of contract and unjust enrichment in connection with the issuance of the County’s sewer system warrants, certain conduct occurring thereafter and the operation of the sewer system. The lawsuit does not seek any specific amount in damages from any defendant. We believe that such lawsuit lacks merit and intends to vigorously defend itself against such action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 5, 2008, Syncora Holdings entered into an undertaking with the New York Insurance Department pursuant to which it has agreed not to make dividends or distributions to its shareholders for eighteen months following such date without their express prior consent.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 20, 2008, the annual general meeting of holders of common shares of the Company was held. The following matters were voted upon at the meeting:

(1)	The election of Class II Directors;

(2)	The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year 2008;

(3)	The approval of the change of the Company’s name from Security Capital Assurance Ltd to Syncora Holdings Ltd.; and

(4)	The approval of amendments to the Company’s memorandum of association in order to implement certain amendments to the Bermuda Companies Act 1981.

The votes cast as to each such matter were as follows:

(1) Class II Directors

	For	Withhold	Abstain
Mary R. Hennessy	28,911,599	30,543,555	0
Coleman D. Ross	28,917,008	30,538,146	0
Fred Corrado	58,987,376	467,778	0

	For	Withhold	Abstain
(2) The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year 2008	59,264,847	152,996	37,311
(3) The approval of the change of the Company’s name from Security Capital Assurance Ltd to Syncora Holdings Ltd.	58,680,722	712,599	61,833
(4) The approval of amendments to the Company’s memorandum of association in order to implement certain amendments to the Bermuda Companies Act 1981	58,893,036	321,999	240,119

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1	Memorandum of Association
4.1

Master Transaction Agreement, dated as of July 28, 2008, by and among Syncora Holdings Ltd., several of its subsidiaries, including Syncora Guarantee Inc. and Syncora Guarantee Re Ltd., XL Capital Ltd, certain affiliates of XL Capital and certain financial institutions that are counterparties to credit default swap contracts with Syncora Guarantee Inc. that may from time to time be parties thereto.

4.2

Amendment No. 1 to the Master Commutation, Release and Restructuring Agreement, dated as of August 1, 2008, by and among Syncora Holdings Ltd., several of its subsidiaries, including Syncora Guarantee Inc. and Syncora Guarantee Re Ltd., XL Capital Ltd, certain affiliates of XL Capital and certain financial institutions that are counterparties to credit default swap contracts with Syncora Guarantee Inc. that may from time to time be parties thereto.

10.1

Amended and Restated Employment Agreement, dated May 8, 2008, between Syncora Holdings Ltd. and Paul S. Giordano (incorporated by reference to Syncora Holdings Ltd.’s Report on Form 8-K, filed on May 8, 2008).

10.2	Employment Agreement, dated May 27, 2008, between Syncora Holdings Ltd. and Elizabeth Keys.
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNCORA HOLDINGS LTD. (Registrant)
Date: August 11, 2008	/s/ PAUL S. GIORDANO Paul S. Giordano President, Chief Executive Officer and Director (Principal Executive Officer)
Date: August 11, 2008	/s/ ELIZABETH A. KEYS Elizabeth A. Keys Senior Vice President and Chief Financial Officer (Principal Financial Officer)