Form 10-Q
period 2008-09-30
SYNCORA HOLDINGS LTD
filed 2008-11-17
CIK 1358164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to

Commission file number 001-32950

SYNCORA HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

BERMUDA (State or other jurisdiction of incorporation or organization)	NOT APPLICABLE (I.R.S. Employer Identification No.)

Canon’s Court, 22 Victoria Street, Hamilton, Bermuda HM EX
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

As of November 17, 2008, there were 65,217,232 outstanding Common Shares, $0.01 par value per share, of the registrant (includes 30,069,049 shares held in escrow to be transferred to a trust. See Note 3 to the unaudited interim consolidated financial statements included herein).

SYNCORA HOLDINGS LTD.
INDEX TO FORM 10-Q

	PART I. FINANCIAL INFORMATION	Page No

Item 1.	Financial Statements:
	Interim Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3
	Interim Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2008 and 2007 (Unaudited) and the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	4
	Interim Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	5
	Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	6
	Notes to Unaudited Interim Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	96
Item 4.	Controls and Procedures	96
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	97
Item 1A.	Risk Factors	99
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	102
Item 3.	Defaults Upon Senior Securities	103
Item 4.	Submission of Matters to a Vote of Security Holders	103
Item 5.	Other Information	103
Item 6.	Exhibits	103
	Signatures	104

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNCORA HOLDINGS LTD.
INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except per share amounts)

	(Unaudited) As of September 30, 2008	As of December 31, 2007
ASSETS
Debt securities available for sale, at fair value (amortized cost: 2008—$2,068,023; 2007—$2,412,420)	$2,037,818	$2,431,009
Equity securities, at fair value (cost—$120,640)	110,320	—
Cash and cash equivalents	752,244	249,116
Total cash and invested assets	2,900,382	2,680,125
Restricted cash and cash equivalents	977,882	—
Accrued investment income	19,465	21,039
Deferred acquisition costs	114,286	108,117
Prepaid reinsurance premiums	8,148	101,122
Premiums receivable	25,020	24,494
Reinsurance balances receivable	7,722	—
Reinsurance balances recoverable on unpaid losses	3,586	266,945
Intangible assets—acquired licenses	—	11,529
Derivative assets	4,403	354,596
Other assets	99,039	36,128

Total assets	$4,159,933	$3,604,095

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$809,156	$402,519
Deferred premium revenue	683,472	927,385
Derivative liabilities	2,492,228	1,700,695
Reinsurance premiums payable	8,075	36,485
Accounts payable, accrued expenses and other liabilities	83,469	70,948

Total liabilities	4,076,400	3,138,032

Commitments and contingencies
Minority interest
Series A redeemable preferred shares of subsidiary	—	39,000
Series B non-cumulative perpetual preferred shares of subsidiary	20,000	—

Total minority interest	20,000	39,000

Shareholders’ Equity
Series A perpetual non-cumulative preference shares—(Par value $0.01 per share; 250,000 shares authorized; shares issued and outstanding—250,000)	246,593	246,593

Common shares—(Par value $0.01 per share; 500,000,000 shares authorized; shares issued and outstanding—at September 30, 2008: 35,153,458 at December 31, 2007: 65,293,543)	2,680,115	994,569
Common shares held in treasury (30,069,049 shares at September 30, 2008 and zero at December 31, 2007)	(61,642)	—
Accumulated deficit	(2,760,220)	(831,900)
Accumulated other comprehensive (loss) income	(41,313)	17,801

Total common shareholders’ (deficit) equity	(183,060)	180,470

Total shareholders’ equity	63,533	427,063

Total liabilities, minority interest and shareholders’ equity	$4,159,933	$3,604,095

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SYNCORA HOLDINGS LTD.
INTERIM CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
(U.S. dollars in thousands, except per share amounts)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Net premiums earned	$59,183	$44,774	$238,583	$128,689
Net investment income	36,645	31,621	100,497	88,009
Net realized (losses) gains on investments	(64,656)	8	(72,343)	(1,534)
Change in fair value of derivatives
Realized gains and losses and other settlements	(353,048)	13,403	(138,727)	30,059
Unrealized losses	(705,420)	(144,903)	(1,141,726)	(175,894)

Net change in fair value of derivatives	(1,058,468)	(131,500)	(1,280,453)	(145,835)
Fee income and other	11	—	2,242	85

Total revenues	(1,027,285)	(55,097)	(1,011,474)	69,414

Expenses
Net losses and loss adjustment expenses	213,019	5,437	710,154	5,777
Acquisition costs, net	7,998	4,394	19,845	12,143
Loss on commutation of reinsurance agreements	42,381	—	42,381	—
Operating expenses	84,082	25,604	176,338	76,227

Total expenses	347,480	35,435	948,718	94,147

Loss before income tax and minority interest	(1,374,765)	(90,532)	(1,960,192)	(24,733)
Income tax benefit	(1,229)	(9,885)	(1,229)	(9,174)

Loss before minority interest	(1,373,536)	(80,647)	(1,958,963)	(15,559)
Minority interest—dividends on preferred shares of subsidiary	1,200	805	5,432	2,723

Net loss	(1,374,736)	(81,452)	(1,964,395)	(18,282)
Dividends on Series A perpetual non-cumulative preference shares	—	8,409	—	8,409
Gain on redemption of Series A redeemable preferred shares of subsidiary	36,075	—	36,075	—

Net loss available to common shareholders	$(1,338,661)	$(89,861)	$(1,928,320)	$(26,691)

Loss per share:
Basic	$(29.28)	$(1.40)	$(33.24)	$(0.42)
Diluted	$(29.28)	$(1.40)	$(33.24)	$(0.42)
Weighted-average common shares outstanding:
(Shares in thousands)
Basic	45,717	64,159	58,018	64,144
Diluted	45,717	64,159	58,018	64,144
Comprehensive loss:
Net loss	$(1,374,736)	$(81,452)	$(1,964,395)	$(18,282)
Currency translation adjustments	96	—	—	—
Change in unrealized (depreciation) appreciation of investments, net of deferred tax expense	(35,894)	28,881	(59,114)	7,049

Total comprehensive loss	$(1,410,534)	$(52,571)	$(2,023,509)	$(11,233)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SYNCORA HOLDINGS LTD.
INTERIM CONSOLIDATED
STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30, 2008	(Unaudited) Nine Months Ended September 30, 2007
Series A perpetual non-cumulative preference shares
Balance—beginning of year	$246,593	$—
Issuance of Series A perpetual preference shares	—	246,593

Balance—end of period	246,593	246,593

Common shares
Balance—beginning of year	994,569	988,444
Adjustment for issuance costs related to initial public offering	—	(250)
Restricted stock and stock options	5,676	4,407
Capital contributions (see Note 3)	1,679,870	239

Balance—end of period	2,680,115	992,840

Treasury shares
Balance—beginning of year	—	—
Transfer of shares from XL Capital (see Note 3)	(61,642)	—

Balance—end of period	(61,642)	—

Accumulated (deficit) retained earnings
Balance—beginning of year	(831,900)	397,781
Net loss	(1,964,395)	(18,282)
Dividends on Series A perpetual non-cumulative preference shares	—	(8,409)
Gain on redemption of Series A redeemable preferred shares of subsidiary	36,075	—
Dividends on common shares	—	(3,847)

Balance—end of period	(2,760,220)	367,243

Accumulated other comprehensive (loss) income
Balance—beginning of year	17,801	(19,705)
Currency translation adjustments	—	—
Net change in unrealized (depreciation) appreciation of investments	(59,114)	7,049

Balance—end of period	(41,313)	(12,656)

Total common shareholders’ (deficit) equity	(183,060)	1,347,427

Total shareholders’ equity	$63,533	$1,594,020

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SYNCORA HOLDINGS LTD.
INTERIM CONSOLIDATED
STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited) Nine Months Ended September 30,
	2008	2007
Cash provided by operating activities:
Net loss	$(1,964,395)	$(18,282)

Adjustments to reconcile net loss to net cash provided by operating activities:
Net realized losses on investments	72,343	1,534
Impairment of intangible assets—acquired licenses	11,529	—
Net unrealized losses on derivatives	1,141,726	175,894
Realized gains (losses) and other settlements	(64,793)	—
Realized gain from exercise of option under capital facility	(179,559)	—
Transfer to restricted cash	(977,882)	—
Amortization of premium on bonds	2,270	1,875
Minority interest—dividends on preferred shares of subsidiary	5,432	2,723
Deferred tax benefit	—	(9,857)
Decrease (increase) in accrued investment income	1,574	(1,156)
Increase in deferred acquisition costs	(4,057)	(13,469)
Decrease (increase) in prepaid reinsurance premiums	84,699	(38,379)
Increase in premiums receivable	(526)	(15,039)
Increase in reinsurance balances receivable	(7,722)	—
Decrease in reinsurance balances recoverable on unpaid losses	246,799	5,299
Increase (decrease) in unpaid losses and loss adjustment expenses	406,637	(1,055)
(Decrease) increase in deferred premium revenue	(243,913)	111,686
(Decrease) increase in reinsurance premiums payable	(28,005)	10,832
Other, net	(43,347)	(6,232)

Total adjustments	423,205	224,656

Net cash (used in) provided by operating activities	(1,541,190)	206,374

Cash flows from investing activities:
Proceeds from sale of debt securities	93,906	60,032
Purchases of debt securities	(23,086)	(837,685)
Net (purchases) sales of short-term investments	(10)	110,209
Proceeds from maturity of debt securities and short-term investments	199,048	252,024
Purchases of fixed assets	(1,883)	(5,943)

Net cash provided by (used in) investing activities	267,975	(421,363)

Cash flows from financing activities:
Proceeds from issuance of perpetual preferred shares of subsidiary	200,000	—
Proceeds from issuance of Series A perpetual non-cumulative preference shares	—	246,993
Proceeds from capital contribution	1,584,700	—
Redemption of Series A redeemable preferred shares of subsidiary	(2,925)	—
Liquidating dividend on redeemable preferred shares of subsidiary	—	(15,016)
Dividends on common shares	—	(3,847)
Dividends on Series A perpetual non-cumulative preference shares	—	(8,409)
Dividends on preferred shares of subsidiary	(5,432)	(2,723)

Net cash provided by financing activities	1,776,343	216,998

Increase in cash and cash equivalents	503,128	2,009
Cash and cash equivalents—beginning of year	249,116	202,548

Cash and cash equivalents—end of period	$752,244	$204,557

Supplemental Cash Flow Disclosure:
Stock received in consideration for commutation	$87,111	$—
Stock received as part of the consideration for cancellation of XLI guarantee (see Note 9)	33,529
Income tax paid	—	2,700

See accompanying Notes to Unaudited Interim Consolidated Financial Statements

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

On March 17, 2006, XL Capital Ltd (“XL Capital”) formed Syncora Holdings Ltd. (“Syncora Holdings”) (formerly known as Security Capital Assurance Ltd), as a wholly-owned Bermuda based subsidiary holding company. On July 1, 2006, XL Capital contributed all its ownership interests in its financial guarantee insurance and financial guarantee reinsurance operating businesses to Syncora Holdings. The aforementioned operating businesses consisted of: (i) Syncora Guarantee Inc. (“Syncora Guarantee”) (a New York domiciled financial guarantee insurance company formerly known as XL Capital Assurance Inc.) and its wholly-owned subsidiary, Syncora Guarantee (U.K.) Ltd (formerly known as XL Capital Assurance (U.K.) Limited) and (ii) Syncora Guarantee Re Ltd. (“Syncora Guarantee Re”) (a Bermuda domiciled financial guarantee reinsurance company formerly known as XL Financial Assurance Ltd.). Syncora Holdings, Syncora Guarantee, and all other subsidiaries of Syncora Holdings are hereafter collectively referred to as the “Company.” Syncora Guarantee was an indirect wholly-owned subsidiary of XL Capital and all of Syncora Guarantee Re was indirectly owned by XL Capital, except for a preferred stock interest which was owned by Financial Security Assurance Holdings Ltd. (“FSA”), an entity which is otherwise not related to XL Capital or the Company (See Note 9). On August 4, 2006, Syncora Holdings completed an initial public offering (the “IPO”). In addition, XL Capital sold common shares of Syncora Holdings from its holdings directly to the public in a secondary offering concurrent with the IPO. Immediately after the IPO and the secondary offering, XL Capital, through its wholly-owned subsidiary XL Insurance (Bermuda) Ltd (“XLI”), owned approximately a 63% economic interest in Syncora Holdings, adjusted for restricted share awards to the Company’s employees and management granted at the effective date of the IPO. In June 2007, XLI completed the sale of additional common shares of Syncora Holdings from its holdings. Immediately after such sale, XLI owned approximately a 46% voting and economic interest in Syncora Holdings, adjusted for restricted share awards to the Company’s employees and management outstanding as of such date. Prior to XLI’s sale of common shares of Syncora Holdings in June 2007, its voting interest in Syncora Holdings was subject to limitations contained in Syncora Holdings’ bye-laws. On August 5, 2008, Syncora Holdings and XL Capital consummated the transactions described in Note 3 below and, as a result thereof, XL Capital transferred all of the common shares of Syncora Holdings it owned to be held in trust. See Note 3 for additional information. On September 4, 2008, Syncora Guarantee Re merged with and into Syncora Guarantee, with Syncora Guarantee being the surviving company.

2. Recent Developments, Continuing Risks and Uncertainties, Ability of the Company to Continue as a Going Concern, and Ongoing Strategic Plan

Recent Developments

Adverse developments in the credit markets generally and the mortgage market specifically in the second half of 2007, which accelerated in the fourth quarter of 2007 and continued to deteriorate through 2008, have resulted in material adverse effects on the Company’s business, results of operations, and financial condition, including (i) significant adverse development of anticipated claims on the Company’s guarantees of collateralized debt obligations (“CDOs”) of asset-backed securities (“ABS CDOs”) and significant adverse development of reserves for unpaid losses and loss adjustment expenses on the Company’s guarantees of residential mortgage-backed securities (“RMBS”), and (ii) downgrades of the insurance financial strength ratings of the Company’s operating subsidiaries by Moody’s Investors Service, Inc. (“Moody’s”), Fitch Ratings (“Fitch”) and Standard & Poor’s Ratings Services (“S&P”), which ratings have been fundamental to their ability to conduct business and which have caused the Company to suspend writing substantially all new business since January of 2008, resulting in the loss of future incremental earnings and cash flow.

During the second quarter of 2008, the Company recorded a material increase in adverse development of anticipated claims on its guarantees of ABS CDOs and reserves for unpaid losses and loss adjustment expenses on its guarantees of RMBS causing it to be unable to maintain Syncora

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

Guarantee’s compliance with its $65 million minimum policyholder surplus requirement under New York state law as of June 30, 2008. In light of this material adverse development, and in accordance with its previously disclosed strategic plan, on July 28, 2008 the Company, certain financial institutions that are counterparties to credit default swap (“CDS”) contracts with Syncora Guarantee (the “Financial Counterparties”), Merrill Lynch & Co., Inc. (“Merrill Lynch”) and certain of its affiliates, and XL Capital and certain of its affiliates, entered into a number of agreements (the “Agreements”). The transactions contemplated by the Agreements closed on August 5, 2008 (the “Closing Date”), except for the transactions contemplated by the FSA Master Agreement (as defined below), which closed on August 4, 2008. The Agreements, the transactions contemplated thereby, and related transactions are described in Note 3 along with summary financial information presenting the effect of the transactions contemplated by the Agreements and related transactions on the Company’s financial position and results of operations as of and for the three-month period ended September 30, 2008.

During the third quarter of 2008, the Company recorded further significant adverse development of its anticipated claims on its guarantees of ABS CDOs and reserves for unpaid losses and loss adjustment expenses on its guarantees of RMBS which would have caused Syncora Guarantee to be unable to maintain its compliance with its $65 million minimum policyholders surplus requirement under New York state law as of September 30, 2008. However, at the request of the Company, the New York State Insurance Department (“NYID”) (Syncora Guarantee’s primary regulator) granted Syncora Guarantee permission to apply the accounting treatment discussed below in connection with the preparation of its statutory-basis financial statements for the quarter ended September 30, 2008, which differs from accounting practices prescribed by the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual (“NAIC SAP”) and adopted by the State of New York. As a result of these permitted practices, Syncora Guarantee reported policyholders’ surplus of $83.3 million at September 30, 2008. Absent such permitted practices, Syncora Guarantee would have reported a policyholders’ surplus at September 30, 2008 of $19.1 million. Failure to maintain positive statutory policyholders’ surplus or non-compliance with the statutory minimum policyholders’ surplus requirement would permit the NYID to intervene in its operations. For example, under these or certain other circumstances, the New York Superintendent of Insurance could seek court appointment as rehabilitator or liquidator of Syncora Guarantee. Policyholders’ surplus is based on statutory-basis accounting practices which differ from accounting principles generally accepted in the United States of America (“GAAP”) (see Note 4). Such differences may be material.

Following is a description of the accounting practices applied by the Company in the preparation of its statutory financial statements for the quarter ended September 30, 2008 which were permitted by the NYID, and how such practices differ from NAIC SAP:

•

Release of statutory basis contingency reserves (which are not recognized under GAAP) on (i) terminated polices and (ii) on policies on which the Company has established case reserves. Under NAIC SAP, contingency reserves are released on a stipulated basis which does not take into consideration whether policies have been terminated or whether case reserves have been recorded on a policy.

Continuing Risks and Uncertainties

The Company continues to be exposed to certain significant risks and uncertainties that could materially adversely affect its results of operations, financial condition and liquidity, including the following:

•	There can be no assurance that the NYID will continue to allow the Company to apply the permitted practices discussed above.

•

The Company continues to be materially exposed to risks associated with any continuing deterioration in the credit market sectors discussed above, as well as the spread of such deterioration to other sectors of the economy to which the Company has material business

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

exposure. The extent and duration of any continued deterioration of the credit markets is unknown, as is the effect, if any, on potential claim payments and the ultimate amount of losses the Company may incur on obligations it has guaranteed.

•

Establishment of case basis reserves for unpaid losses and loss adjustment expenses on the Company’s in-force business and assessing the amount of anticipated claims and recoveries on the Company’s in-force credit derivatives requires the use and exercise of significant judgment by management, including estimates regarding the likelihood of occurrence and amount of a loss on an guaranteed obligation. Actual experience may differ from estimates and such difference may be material, due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred and, in certain cases, will occur over many years in the future. Examples of these events include changes in the level of interest rates, credit deterioration of guaranteed obligations, and changes in the value of specific assets supporting guaranteed obligations. Both qualitative and quantitative factors are used in making such estimates. Any estimate of future costs is subject to the inherent limitation on management’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and claims will vary, perhaps materially, from any estimate. The most significant assumption underlying the Company’s estimate of ultimate losses on its guarantees of ABS CDOs and 1st lien RMBS transactions is its assumption regarding the expected cumulative loss on mortgage loan collateral supporting such securities. The most uncertain component of that assumption is the future performance of currently performing (non-delinquent) mortgage loan collateral. If the actual rate at which currently performing loans become delinquent is materially greater than assumed, there will be a material adverse effect on the Company’s estimate of ultimate losses on the aforementioned guarantees and, accordingly, its financial position and results of operations. The Company’s estimate of ultimate losses on its guarantees of obligations supported by home equity line of credit (“HELOC”) and closed end second (“CES”) mortgage loan collateral is largely dependent on the Company’s default rate assumption. In this regard, the Company assumed that the default rate will begin to improve by the end of 2008 and the first half of 2009. If actual loan performance improves later than assumed or does not improve as much as expected, there will be a material adverse effect on the Company’s ultimate losses on its guarantees of obligations supported by HELOCs and CES mortgage loan collateral and, accordingly, its financial position and results of operations. See Note 12 for further discussion, as well as the sensitivity of the Company’s estimate of ultimate losses to changes in the aforementioned assumption.

•

Substantially all of Syncora Guarantee’s CDS contracts have mark-to-market termination payments following the occurrence of events that are outside Syncora Guarantee’s control, such as Syncora Guarantee being placed into receivership or rehabilitation by the NYID or the NYID taking control of Syncora Guarantee or, in limited cases, Syncora Guarantee’s insolvency. Mark to market termination payments for deals in which Syncora Guarantee would have to pay a termination payment are generally calculated either based on “market quotation” or “loss” (each as defined in the ISDA Master Agreement). “Market quotation” is calculated as an amount (based on quotations received from dealers in the market) that the counterparty would have to pay another party other than monoline financial guarantee insurance companies) to have such party takeover Syncora Guarantee’s position in the CDS contract. “Loss” is an amount that a counterparty reasonably determines in good faith to be its total losses and costs in connection with the CDS contract, including any loss of bargain, cost of funding or, at the election of such counterparty, but without duplication, loss or cost incurred as a result of its terminating, liquidating, obtaining or reestablishing any hedge or related trading position. There can be no assurance that counterparties to Syncora Guarantee’s CDS contracts, including the Financial Counterparties, will not assert that events have occurred which require Syncora Guarantee to make mark-to-market termination payments. If such events were to occur, the aggregate termination payments that the Company would be required to pay would significantly exceed its ability to make such payments and,

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

accordingly, such events would have a material adverse effect on the Company’s financial position and results of operations. The fair value of the Company’s CDS contracts recorded in its financial statements at September 30, 2008 does not consider the effect of mark-to-market termination payments.

•

Under the Master Transaction Agreement described in Note 3 below, the Company agreed with the Financial Counterparties to negotiate in good faith to reach an agreement for the commutation, termination, amendment or the restructuring of the existing agreements with such Financial Counterparties prior to October 15, 2008, which date was extended to October 31, 2008 pursuant to the Amendment Agreement (as herein defined). In order to enable the use of the Syncora Guarantee funds allocated for such purpose (approximately $825 million as of September 30, 2008) as payment for such commutation, termination, amendment or the restructuring, any such agreement must be consented to by Financial Counterparties constituting an agreed upon percentage of the number of such Financial Counterparties and the amount of their outstanding notional par exposure guaranteed by the Company. There can be no assurance that the negotiations with the Financial Counterparties will be successful or that we will reach an agreement with Financial Counterparties constituting the requiste percentages discussed above. Any agreement with the Financial Counterparties will require addressing the Company’s public finance business to the satisfaction of the New York Superintendent of Insurance. There can be no assurances that the negotiations with the Financial Counterparties to reach an agreement on the appropriate treatment of the public finance business of the Company will be successful or that the agreement reached with the Financial Counterparties will be satisfactory to the Superintendent. In addition, the Financial Counterparties had agreed that until October 15, 2008 (extended to October 31, 2008 by the Amendment Agreement) they would forebear from exercising certain enforcement rights in respect of various transactions, agreements, policies, guarantees and treaties to which the Company or its affiliates are a party (the “Forbearance”). The extensions have expired and the Company continues to work with the Financial Counterparties to extend them but there can be no assurance that any additional extensions will be obtained or that the negotiations will ultimately result in an agreement (see Note 3 below). Reaching an agreement with the Financial Counterparties for the commutation, termination, amendment or restructuring of the existing agreements should significantly limit the Company’s exposure to future adverse loss development on a significant portion of its in-force business. As a result, failure to reach an agreement with the Financial Counterparties would cause the Company to continue to be exposed to material adverse loss development on such business, which if such loss development is realized would have a material adverse effect on the Company’s financial position and results of operations.

•

Absent the consummation of agreements with Financial Counterparties and other parties to commute, terminate, amend or restructure their existing agreements with the Company or favorable development of the Company’s statutory case reserves, interest accretion on such reserves will cause Syncora Guarantee to not be able to comply with its regulatory minimum policyholders’ surplus requirement as of December 31, 2008 which, as discussed above, would permit the NYID to seek to put Syncora Guarantee in rehabilitation or liquidation.

•

In accordance with NAIC SAP, the discount rate used by Syncora Guarantee to determine the deduction from loss reserves for the time value of money as of September 31, 2008 was based on the average yield on its invested assets for the year ended December 31, 2007. At December 31, 2008, Syncora Guarantee will be required under NAIC SAP to re-measure such deduction from loss reserves based on the average yield on its invested assets for the year then ended. Absent the consummation of agreements with Financial Counterparties and other parties to commute, terminate, amend or restructure their existing agreements with the Company or favorable development of the Company’s statutory case reserves, based on the annualized yield of Syncora Guarantee’s invested assets for the nine months ended September 30, 2008, the Company expects

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

that the re-measurement of the deduction from loss reserves based on the average yield on its invested assets at December 31, 2008 will cause it to report a policyholders’ deficit at such date,

•

In connection with the transactions contemplated by the Agreements, the Company received 8 million class A ordinary shares of XL Capital (see Note 3). As such shares under statutory accounting practices are recorded at fair value, any dimunition in value will adversely affect Syncora Guarantee’s policyholders’ surplus. Subsequent to September 30, 2008 the market price of the ordinary shares of XL Capital have significantly declined. If such price does not recover by December 31, 2008, Syncora Guarantee’s policyholders’ surplus will be adversely affected and such effect may be material to the Syncora Guarantee’s policyholders’ surplus.

Ability of the Company to Continue as a Going Concern

In the opinion of the Company, the principal factors which affect the Company’s ability to continue as a going concern are: (i) its ability to successfully reach agreements with Financial Counterparties and other parties to commute, terminate or restructure the Company’s CDS contracts and policies on terms satisfactory to the Company, as well as to address the Company’s public finance business to the satisfaction of the New York Superintendent of Insurance (both of which are more fully described in Note 3), (ii) the risk of adverse loss development on its remaining in-force business not so commuted, terminated or restructured (particularly in regard to its exposure to residential mortgages) that would cause Syncora Guarantee not to be in compliance with its $65 million minimum policyholders’ surplus requirement under New York state law, and (iii) the risk of intervention by the NYID as a result of the financial condition of Syncora Guarantee.

Pursuant to the Master Transaction Agreement described in Note 3 below, the Financial Counterparties agreed to negotiate in good faith to reach an agreement for the commutation, termination, amendment or the restructuring of the Company’s obligations under its guarantees to such Financial Counterparties, which guarantees represent approximately $52.1 billion of the Company’s total CDS exposure of approximately $58.2 billion at September 30, 2008. Of the $6.1 billion remaining CDS exposure, the Company has $346.1 million of residential mortgage exposure and, with the exception of one contract with $15.8 million of reserves for unpaid losses at September 30, 2008, none of the guarantees comprising the $6.1 billion were included on the “loss list” on the Company’s list of closely monitored credits at September 30, 2008.

The Company’s remaining exposure to residential mortgages for which adverse development is possible, apart from the Company’s guarantees of ABS CDOs to the Financial Counterparties discussed above, relates to the $9.1 billion of RMBS exposure, for which the Company has recorded reserves for unpaid losses and loss adjustment expenses of $645.8 million at September 30, 2008.

As a result of uncertainties associated with the aforementioned factors affecting the Company’s ability to continue as a going concern, management has concluded that there is substantial doubt about the ability of the Company to continue as a going concern. The unaudited interim September 30, 2008 consolidated financial statements are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern. The Company will re-assess its going-concern status in the event agreements with the Financial Counterparties and other parties are reached. Our future going concern assessment will in large part be based on the amount of ABS CDO exposure that is reduced and risk of adverse loss development that is mitigated pursuant to such agreements, the Company’s assessment of the risk of additional adverse loss development on its remaining in-force exposures, and Syncora Guarantee’s compliance with its statutory minimum policyholders’ surplus requirement.

Ongoing Strategic Plan

The Company is principally focused on: (i) seeking to reach agreements with Financial Counterparties and other parties to commute, terminate or restructure the Company’s CDS contracts and policies on

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

terms satisfactory to the Company (as further described in Note 3), (ii) addressing the Company’s public finance business to the satisfaction of the New York Superintendent of Insurance (as further described in Note 3), (iii) maintaining or enhancing the Company’s liquidity, and (iv) remediating troubled credits to minimize claim payments, maximize recoveries and mitigate ultimate expected losses. The Company does not currently expect to be able to recommence new business production for the foreseeable future.

In seeking to reduce exposure to CDS and other guaranteed products and otherwise improve its financial position and liquidity, the Company may from time to time, directly or indirectly, (i) seek to purchase (on the open market or otherwise) its guaranteed exposures or (ii) seek to commute its guaranteed exposures. The amount of exposure reduced and the nature of any such actions will depend on market conditions, pricing levels from time to time, the Company’s cash position and other considerations.

3. Description of the Transactions Contemplated by theAgreements, Related Transactions and Certain Summary Financial Information

Set forth below is: (i) a description of the Agreements and transactions contemplated thereby, (ii) a description of certain related transactions, and (iii) summary financial information presenting the effect of the transactions contemplated by the Agreements and related transactions on the Company’s financial position and results of operations as of and for the three-month period ended September 30, 2008.

Agreements and Related Transactions

Master Transaction Agreement and Merrill Agreement

The Master Transaction Agreement provides for the termination, commutation or elimination of certain reinsurance agreements, guarantees and other arrangements among the Company and XL Capital and certain of its subsidiaries, and between Syncora Guarantee and Syncora Guarantee Re, in exchange for a cash payment by XL Capital to the Company of $1.775 billion, the issuance and transfer of 8 million class A ordinary shares of XL Capital in the aggregate to Syncora Guarantee and Syncora Guarantee Re, and the transfer of XL Capital’s common shares of Syncora Holdings to a trust for the benefit of Syncora Guarantee until such time as an agreement between Syncora Guarantee and the Financial Counterparties is reached, and thereafter the Syncora Holdings shares will be held for the benefit of the Financial Counterparties. As a result of the transfer of the shares of Syncora Holdings to an escrow account pending the release of the shares to the trust (which will occur upon establishment of the trust and obtaining necessary regulatory approvals), XL Capital no longer has the right to vote, nominate directors to Syncora Holdings’ Board of Directors or any other rights. On the Closing Date, the four XL Capital-nominated directors on Syncora Holdings’ Board of Directors resigned. Pursuant to a shareholders agreement to be entered into by Syncora Holdings and the trustee of the trust upon transfer of the shares of Syncora Holdings to the trust, the trust will have a number of rights including the right to vote the shares and to nominate to Syncora Holdings’ Board of Directors, such number of directors as would equal one nominee less than a majority (if Syncora Holdings’ Board of Directors consists of nine or fewer Directors) or two nominees less than a majority (if Syncora Holdings’ Board of Directors consists of ten or more Directors). Until such time the common shares of Syncora Holdings are transferred from the aforementioned trust to Financial Counterparties or otherwise sold in the open market, for accounting purposes, they are considered to be treasury shares.

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

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

letter, dated July 29, 2008, from Syncora Holdings to the underwriters named in the underwriting agreement entered into by XL Capital for a public offering of its class A ordinary shares, Syncora Holdings agreed, and agreed to cause its subsidiaries to agree, to a six month lock-up period with respect to class A ordinary shares of XL Capital.

Concurrently with the execution of the Master Transaction Agreement, Syncora Holdings, Syncora Guarantee and Syncora Guarantee Re entered into an agreement (the “Merrill Agreement”) with Merrill Lynch, Merrill Lynch International (“MLI”) and eight trusts affiliated with Syncora Holdings (the “CDS Trusts”), the obligations of which are guaranteed by policies issued by Syncora Guarantee. The Merrill Agreement provided for the termination of eight CDS contracts (the “Swaps”) and the related financial guarantee insurance policies issued by Syncora Guarantee with insured gross par outstanding as of June 30, 2008 of approximately $3.7 billion, in exchange for a payment by Syncora Guarantee to Merrill Lynch of an aggregate amount of $500 million. As part of the closing of the transactions comprising the Merrill Agreement, the parties provided mutual releases of claims with respect to the Swaps and the related policies. In addition, Syncora Guarantee and MLI have agreed to dismiss previously disclosed litigation related to seven of the Swaps. As a result of the termination of the Swaps, the Company recorded a loss of $94.0 million during the three-month period ended September 30, 2008.

The Company and XL Capital have obtained approvals from the NYID and the Bermuda Monetary Authority for the Master Transaction Agreement and the transactions comprising such agreement. Other required approvals related to the Master Transaction Agreement have been received from the Delaware Department of Insurance. The NYID has also approved the Merrill Agreement and the transactions comprising such agreement.

FSA Master Agreement

Concurrently with the execution of the Master Transaction Agreement, the Company also entered into an agreement (the “FSA Master Agreement”) with FSA. The FSA Master Agreement provided for the commutation of all reinsurance ceded by FSA and its subsidiaries to Syncora Guarantee Re, including that ceded under the amended and restated master facultative reinsurance agreement, dated as of November 3, 1998 (the “Old Master Facultative Agreement”) that was the subject of a guarantee issued by XLI (see Note 9). Commutation of the Old Master Facultative Reinsurance Agreement and all cessions thereunder was a condition to the obligations of XL Capital under the Master Transaction Agreement. Pursuant to the FSA Master Agreement, FSA and Syncora Guarantee Re entered into the commutation and release agreement (the “Commutation Agreement”), under which all existing cessions to Syncora Guarantee Re by FSA were commuted in return for a payment by Syncora Guarantee Re of approximately $165.4 million, representing statutory reserves less ceding commission plus a commutation premium. In turn, FSA and one of its subsidiaries entered into a new master facultative reinsurance agreement (the “New Master Facultative Agreement”) and related reinsurance memorandum (the “Reinsurance Memorandum”) with Syncora Guarantee, under which FSA ceded certain of the commuted risks to Syncora Guarantee in return for a payment by FSA to Syncora Guarantee of approximately $88.6 million, representing the statutory unearned premium reserve for such risks, less ceding commission. FSA has undertaken to use its best efforts to reassume such reinsurance from Syncora Guarantee for a period of nine months after the closing, subject to limitations under Article 69 of the New York Insurance Law, which imposes aggregate and single risk limits on insurance that can be written by a financial guaranty insurer, FSA’s internal and rating agency single risk limits, other potential limitations and FSA’s underwriting guidelines. Syncora Guarantee was required to fund a trust in an initial amount of approximately $104.1 million to collateralize its obligations to FSA under the reinsurance agreement, which includes regulatory mandated contingency reserves. Finally, Syncora Holdings purchased all class A preferred shares of Syncora Guarantee Re held by FSA and its subsidiary, with a liquidation preference of $39 million, for approximately $2.9 million pursuant to an agreement for the sale and purchase of preferred shares (the “Preferred Shares Purchase Agreement”). As a result of the Commutation Agreement and New Master Facultative Agreement, the Company recorded a loss of $17.9 million during

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

the three month period ended September 30, 2008. In addition, as a result of Syncora Holdings’ purchase of the class A preferred shares of Syncora Guarantee Re, the Company recorded a gain of $36.1 million during the three-month period ended September 30, 2008, which was recorded in retained earnings and not reflected in the Company’s net income.

Credit Agreement Amendment

Concurrently with the execution of the Master Transaction Agreement, Syncora Holdings also entered into an amendment, forbearance and limited waiver agreement (the “Credit Agreement Amendment”) with the lenders under its credit agreement, dated as of August 1, 2006, as amended (the “Credit Agreement”). Pursuant to the Credit Agreement Amendment, Syncora Holdings agreed (i) to permanently reduce the availability under its revolving credit facility from $250,000,000 to zero, (ii) to reduce the availability under the letter of credit facility to the amount of the letter of credit exposure as of July 28, 2008 and, subsequently, further reduce such exposure for any outstanding letters of credit for FSA’s benefit upon the closing the Commutation Agreement, and (iii) collateralize the remaining letters of credit after the consummation of the transactions comprising the Master Transaction Agreement. In consideration of the foregoing, the lenders under the Credit Agreement have agreed to (i) forbear from declaring certain defaults, if any, set forth in the Credit Agreement Amendment, (ii) waive such defaults, if any, upon the satisfaction of certain conditions set forth in the Credit Agreement Amendment, (iii) grant certain waivers in connection with the consummation of the Master Transaction Agreement, and (iv) not instruct the administrative agent to send, and the administrative agent has agreed that it shall not send, a notice of non-renewal with respect to any outstanding letters of credit (other than the letter of credit for FSA’s benefit, which was canceled and returned to the Administrative Agent prior to the Closing Date) with regard to any renewal of a letter of credit during calendar year 2008. The amount of letters of credit outstanding under the Credit Agreement and the amount of collateral posted by the Company in support of such letters of credit was approximately $23 million and $24 million as of the September 30, 2008, respectively.

Agreement with Financial Counterparties

In consideration for the releases and waivers agreed to by the Financial Counterparties as part of the Master Transaction Agreement, Syncora Guarantee agreed to hold an aggregate amount of $820 million in cash plus interest thereon, premiums paid by the Financial Counterparties from July 28, 2008 through October 15, 2008 (extended to October 31, 2008 by the Amendment Agreement as defined below) and any proceeds from the sale by the trust of the common shares of Syncora Holdings formerly owned by XL Capital (in the event such shares are sold) for the purpose of commuting, terminating, amending or otherwise restructuring existing agreements with the Financial Counterparties pursuant to an agreement to be negotiated with the Financial Counterparties. In the event that such agreement was not reached by October 15, 2008 (extended to October 31, 2008 by the Amendment Agreement as defined below), Syncora Guarantee agreed to use such proceeds only to pay claims under the CDS contracts of the Financial Counterparties. In addition, through such date, Syncora Guarantee agreed to certain restrictions on its ability to commute, terminate, amend or otherwise restructure policies and contracts to which it is a party. In the event that Syncora Guarantee becomes subject to a rehabilitation or liquidation proceeding, the funds shall no longer be separately held, segregated or limited in use for commutations or restructurings, and will be part of the general assets of Syncora Guarantee.

Effective as of October 15, 2008, Syncora Holdings and several of its wholly-owned subsidiaries and affiliates, including Syncora Guarantee, entered into an agreement (the “Amendment Agreement”) with all parties to the Master Transaction Agreement, with the sole exception of Lehman Brothers Inc., to extend the negotiation period to commute, terminate, amend or restructure the contracts between the Financial Counterparties and Syncora Guarantee from October 15, 2008 to October 31, 2008. The Amendment Agreement is drafted so that it is effective as to all parties that have executed it, even if Lehman Brothers Inc. fails to execute it. The Amendment Agreement also changes all other references in the Master Transaction Agreement from “October 15, 2008” to “October 31, 2008,” including the

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

forbearance by the Financial Counterparties from exercising certain acceleration, termination and assessment rights under certain contracts, certain provisions of the Master Transaction Agreement relating to segregation by Syncora Guarantee of payments made by the Financial Counterparties through such date for use in the termination, amendment or restructuring of the contracts or payment of losses thereunder and limitations on the ability of Syncora Guarantee to commute, terminate or restructure policies or contracts or transfer or dispose of its public finance business. Other than in relation to these extensions, the terms of the Master Transaction Agreement remain unchanged. The extensions provided by the Amendment Agreement have expired and the Company continues to work with the Financial Counterparties to extend them but there can be no assurance that any additional extensions will be obtained or that the negotiations will ultimately result in an agreement.

Related Transactions

In addition to the transactions contemplated by the Agreements, with the exception of the merger of Syncora Guarantee Re with and into Syncora Guarantee discussed below which was consummated on September 4, 2008, the Company executed the following transactions on or about the Closing Date:

•	commutation of certain retrocession agreements the Company had in place with non-affiliates,

•	distribution from Syncora Guarantee Re of $30.8 million to Syncora Holdings, and

•

discontinuance of Syncora Guarantee Re as a Bermuda corporation and continuance of Syncora Guarantee Re as a Delaware corporation, contribution by Syncora Holdings of all its ownership interests in Syncora Guarantee Re to Syncora Guarantee, which was followed by the merger of Syncora Guarantee Re with and into Syncora Guarantee on September 4, 2008, with Syncora Guarantee being the surviving company. Subsequent to the merger of Syncora Guarantee Re with and into Syncora Guarantee, the Company’s financial guarantee reinsurance segment ceased to exist (see Note 11).

Total expenses (consisting of legal, investment advisory, accounting and consulting fees) incurred in connection with the transactions contemplated by the Agreements and other related transactions discussed above were approximately $34.3 million, of which $5.5 million were incurred and recorded during the three and six month periods ended June 30, 2008 and approximately $28.8 million was incurred during the three months ended September 30, 2008.

Summary Financial Information

The effect of the transactions contemplated by the Agreements and related transactions on the Company’s financial position and results of operations as of and for the three-month period ended September 30, 2008 are presented below:

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

(U.S. dollars in thousands)	Summary Balance Sheet Information As of September 30, 2008 Increase/(Decrease)						Total
	(1)	(2)	(3)	(4)	(5)	(6)
Assets:
Equity securities, at cost	$120.6	$—	$—	$—	$—	$—	$120.6
Cash and cash equivalents	1,775.0	115.6	(500.0)	(88.6)	(2.9)	(825.0)	474.1
Restricted cash and cash equivalents	—	—	—	—	—	825.0	825.0
Deferred acquisition costs	17.4	13.8	—	(10.8)	—	—	20.4
Prepaid reinsurance premiums	(38.4)	(47.4)	—	—	—	—	(85.8)
Reinsurance balances receivable	(100.0)	(1.3)	—	—	—	—	(101.3)
Reinsurance balance recoverable on unpaid losses	(82.3)	(59.2)	—	—	—	—	(141.5)
Derivative assets	(140.0)	(177.2)	—	—	—	—	(317.2)

Total assets	$1,552.3	$(155.7)	$(500.0)	$(99.4)	$(2.9)	$—	$794.3

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$—	$(7.7)	$—	$—	$(7.7)
Deferred premium revenue	—	—	—	(27.9)	—	—	(27.9)
Derivative liabilities	—	—	(406.0)	—	—	—	(406.0)
Reinsurance premiums payable	(11.1)	(1.1)	—	(45.9)	—	—	(58.1)

Total liabilities	(11.1)	(1.1)	(406.0)	(81.5)	—	—	$(499.7)
Minority interest
Series A redeemable preferred shares of subsidiary	—	—	—	—	(39.0)	—	(39.0)
Shareholders’ equity:
Common shares	1,618.2	—	—	—	—	61.6	1,679.8
Treasury stock	—	—	—	—	—	(61.6)	(61.6)
Accumulated deficit	(54.8)	(154.6)	(94.0)	(17.9)	36.1	—	(285.2)

Total shareholders’ (deficit) equity	1,563.4	(154.6)	(94.0)	(17.9)	36.1	—	1,333.0

Total liabilities, minority interest and shareholders’ (deficit) equity	$1,552.3	$(155.7)	$(500.0)	$(99.4)	$(2.9)	$—	$794.3

(U.S. dollars in thousands)	Summary Income Statement Information Three Months Ended September 30, 2008
	(1)	(2)	(3)	(4)	(5)
Revenues:
Change in fair value of derivatives
Realized gains and losses and other settlements	$66.8	$65.4	$(500.0)	$—	$—
Unrealized (losses) gains	(140.0)	(177.2)	406.0	—	—

Net change in fair value of derivatives	(73.2)	(111.8)	(94.0)	—	—

Total revenues	(73.2)	(111.8)	(94.0)	—	—
Expenses:
Gain (loss) on commutation of reinsurance agreements	18.4	(42.8)	—	(17.9)	—

Total expenses	18.4	(42.8)	—	(17.9)	—

Net loss	(54.8)	(154.6)	(94.0)	(17.9)	—
Gain on redemption of Series A redeemable preferred shares of subsidiary	—	—	—	—	36.1

Net loss available to common shareholders	$(54.8)	$(154.6)	$(94.0)	$(17.9)	$36.1

(1)	Represents effect of termination, commutation or elimination of certain reinsurance agreements and other arrangements between the Company and XL Capital (see Note 9).

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)	Represents the effect of the commutation of certain retrocession agreements in place with non-affiliates of the Company.

(3)	Represents the effect of terminating the Swaps issued to Merrill Lynch and MLI by Syncora Guarantee.

(4)	Represents the effect of commuting the Old Master Facultative Reinsurance Agreement and entering into the New Master Facultative Agreement.

(5)	Represents the effect of repurchasing the class A preferred shares of Syncora Guarantee Re.

(6)

Represents the effect of the transfer by XL Capital of its shares of Syncora Holdings to Syncora Guarantee, as well as the amount of cash restricted pursuant to the agreement to hold an aggregate amount of $820.0 million in cash plus interest and premiums for the purpose of commuting, terminating, amending, or otherwise restructuring existing agreements with Financial Counterparties.

4. Basis of Presentation and Consolidation

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

Interim consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. In addition, the results of operations for the interim period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These interim consolidated financial statements of the Company should be read in conjunction with the annual audited consolidated financial statements of the Company as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008.

In December 2006, the SEC contacted the Association of Financial Guaranty Insurers (“AFGI”), of which the Company is a member, and instructed the members thereof to recommend a uniform approach for presenting credit derivatives issued by financial guarantee insurance companies in their financial statements. The recommendation of AFGI was developed in consultation with the staff of the Office of the Chief Accountant of the Division of Corporate Finance of the SEC and has been adopted by the Company effective January 1, 2008 in accordance with the transition AFGI discussed with the SEC. The new presentation does not change the Company’s reported net income or shareholders’ equity, although it does change the presentation of revenues, expenses, assets and liabilities.

As a result of the Company’s adoption of this revised presentation, changes in fair value of the Company’s credit derivatives are recorded in the line item of the accompanying consolidated statement of operations entitled “Net change in fair value of credit derivatives” which is required to be classified in the revenue section of the statement of operations. This line item consists of two components, which are also separately presented in the statement of operations: (1) “Realized gains and losses and other settlements” and (2) “Unrealized gains and losses”. The “Realized gains and losses and other settlements” component includes (i) net premiums received and receivable on issued credit derivatives, (ii) net premiums paid and payable on purchased credit derivatives, (iii) losses paid and payable to credit derivative counterparties due to the occurrence of a credit event and, (iv) losses recovered and recoverable on purchased credit derivatives due to the occurrence of a credit event. The “Unrealized gains and losses” component includes anticipated claims payable and anticipated recoveries, as well as all other changes in fair value.

Prior to the adoption of this revised presentation the Company reported (i) premiums received or receivable from the issuance of credit derivative contracts in line item captions in the consolidated

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

statement of operations entitled “Gross premiums written,” “Reinsurance premium assumed,” “Ceded premiums,” “Net premiums written” and “Net premiums earned,” as appropriate, (ii) losses from actual and expected payments to counterparties under such contracts in the line item caption in the consolidated statement of operations entitled “Net losses and loss adjustment expenses” and (iii) all other changes in the fair value of such instruments in the line item caption in the consolidated statement of operations entitled “Net realized and unrealized losses on credit derivatives.” In the consolidated balance sheet, the Company reclassified all credit default swap-related balances previously included in “Unpaid losses and loss adjustment expenses” and “Reinsurance balances recoverable on unpaid losses” to either “Derivative liabilities” or “Derivative assets,” depending on the net position of the credit default swap contract at each balance sheet date.

Certain reclassifications have been made to prior period consolidated financial statement amounts, including that discussed above, to conform to current period presentation. There was no effect on net income (loss) or shareholders’ (deficit) equity as a result of these reclassifications. The following is a summary of reclassifications made to prior period consolidated financial statement amounts to conform to current year presentation:

(U.S. dollars in thousands)	Three Months Ended September 30, 2007				Nine Months Ended September 30, 2007
	As Originally Reported	Reclassifications		As Reclassified	As Originally Reported	Reclassifications		As Reclassified
Net premiums earned	$58,177	$(13,403	)(1)	$44,774	$158,748	$(30,059	)(1)	$128,689
Change in fair value of derivatives
Realized gains and losses and other settlements	—	13,403	(1)	13,403	—	30,059(1)		30,059
Unrealized losses	(142,975)	(1,928	)(2)	(144,903)	(172,079)	(3,815	)(2)	(175,894)

Net change in fair value of derivatives	(142,975)	11,475		(131,500)	(172,079)	26,244		(145,835)
Total revenues	(53,169)	(1,928)		(55,097)	73,229	(3,815)		69,414
Net losses and loss adjustment expenses	7,365	(1,928	)(2)	5,437	9,592	(3,815	)(2)	5,777
Net loss	(89,861)	—		(89,861)	(26,691)	—		(26,691)

(1)	Premiums from CDS contracts.

(2)	Credit impairment adjustments on CDS contracts.

(U.S. dollars in thousands)	As of December 31, 2007
	As Originally Reported	Reclassifications		As Reclassified
Assets
Reinsurance balances recoverable on unpaid losses	$450,733	$(183,788	)(1)(2)	$266,945
Derivative assets	168,364	186,232	(1)	354,596
Other assets	38,572	(2,444	)(2)	36,128
Total assets	3,604,095	—		3,604,095
Liabilities and Shareholders’ Equity
Unpaid losses and loss adjustment expenses	1,253,088	(850,569	)(1)	402,519
Derivative liabilities	850,126	850,569	(1)	1,700,695
Total liabilities	3,138,032	—		3,138,032
Total liabilities and shareholders’ equity	3,604,095	—		3,604,095

(1)	Credit impairment adjustments on CDS contracts.

(2)	Reclassification of subrogation recoverable on paid claims.

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Nine Months Ended September 30, 2007
	As Originally Reported	Reclassifications		As Reclassified
(U.S. dollars in thousands)
Cash provided by operating activities:
Net unrealized losses on derivatives	$172,079	$3,815	(1)	$175,894
Decrease in reinsurance balances recoverable on unpaid losses	5,191	108	(1)	5,299
Decrease in unpaid losses and loss adjustment expenses	2,868	(3,923	)(1)	(1,055)
Net cash provided by operating activities	206,374	—		206,374

(1)	Credit impairment adjustments on CDS contracts.

5. Derivative Financial Instruments

Prior to suspending writing substantially all new business (see Note 2), the Company issued CDS contracts and entered into arrangements with other issuers of CDS contracts to assume, all or a portion, of the risks in the CDS contracts they issued (“back-to-back arrangements”) and, in certain cases, which are discussed in more detail below, the Company purchased back-to-back credit protection on all or a portion of the risk from the CDS contracts it issued or assumed. Such back-to-back arrangements are generally structured on a proportional basis. In connection with the transactions contemplated by the Agreements and related transactions, the Company terminated substantially all its back-to-back arrangements (see Note 3). CDS contracts are derivative contracts which offer credit protection relating to a particular security or pools of securities which are specifically referenced in the CDS contract. Under the terms of a CDS contract, the seller of credit protection (the issuer of the CDS contract) makes a specified payment to the buyer of such protection (the CDS contract counterparty) upon the occurrence of one or more credit events specified in the CDS contract with respect to a referenced security or securities. The terms of the CDS contracts issued by the Company generally only require the Company to make a payment upon the occurrence of one or more specified credit events after exhaustion of various levels of subordination or first-loss protection. In addition, pursuant to the terms of the Company’s CDS contracts, the Company is precluded from transferring such contracts to other market participants without the consent of the counterparty.

Securities or assets referenced in the Company’s in-force CDS contracts include structured pools of obligations, such as ABS CDOs, collateralized loan obligations (“CLOs”), corporate CDOs, CDOs of CDOs and commercial mortgage-backed securities (“CMBS”). Such pools were rated investment- grade or better at the issuance of the CDS contract.

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

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The fair value of the Company’s in-force portfolio of CDS contracts other than CDS on ABS CDOs, which are discussed below, represents management’s best estimate of the net present value of the difference between the fees the Company originally charged for credit protection and management’s best estimate of what a financial guarantor of a comparable credit worthiness would hypothetically charge to provide the same protection as of the measurement date. The hypothetical nature of this exit value is representative of the lack of a principal market for the Company’s CDS contracts. In the absence of such a principal market, the Company believes other financial guarantors of comparable credit quality to Syncora Guarantee best represent the hypothetical exit market for the Company’s CDS contracts. Fair value is defined as the price at which an asset or a liability could be bought or transferred in a current transaction between willing parties. Fair value is determined based on quoted market prices, if available. Quoted market prices are available only on a limited portion of the Company’s in-force portfolio of CDS contracts. If quoted market prices are not available, fair value is estimated based on the use of valuation techniques involving management’s judgment. In determining the fair value of its CDS contracts, the Company uses various valuation approaches with priority given to observable market prices when they are available. Market prices are generally available for traded securities and market standard CDS contracts but are less available or unavailable for highly-customized CDS contracts. Most of the Company’s CDS contracts are highly customized structured credit derivative transactions that are not traded and do not have observable market prices. Due to the significance of unobservable inputs required to value such CDS contracts, they are considered to be Level 3 under the SFAS 157 fair value hierarchy.

Typical market CDS contracts are standardized, liquid instruments that reference tradeable securities such as corporate bonds that also have observable prices. These market standard CDS contracts also involve collateral posting, and upon a default of the referenced bond obligation, can be settled in cash. In contrast, the Company’s CDS contracts do not contain the typical CDS market standard features as described above but have been customized to replicate the Company’s financial guarantee insurance. The Company’s CDS contracts provide protection on specified obligations, such as those described above and, generally contain a deductible or have some form of subordination prior to the attachment of the Company’s liability. The Company is not required to post collateral, and upon default, the Company generally makes payments on a “pay-as-you-go” basis after the subordination in a transaction is exhausted.

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

The Company’s CDS contracts are structured to prevent large one-time claims upon an event of default and generally allow for payments over time (i.e. “pay as you go” basis) or at final maturity. Also, the Company’s CDS contracts are generally governed by a single transaction International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement relating only to that particular transaction/contract. Under most monoline financial guarantee standard termination provisions, there is no requirement for mark-to-market termination payments upon the early termination of a guaranteed CDS contract. However, substantially all of the Company’s CDS contracts have mark-to-market termination payments following the occurrence of events that are outside the Company’s control, such as being placed into receivership or rehabilitation or a regulator taking control of the Company’s primary insurance subsidiary or, in limited cases, the primary insurance subsidiary’s insolvency. Under current market conditions this would result in a substantial liability to the Company which would be in excess of that currently recorded by the Company in accordance with SFAS 157 and its ability to pay. An additional difference between the Company’s CDS contracts and the typical market standard CDS contracts is that, except in the circumstances noted above, there is no acceleration of the payment to be made under the Company’s CDS contracts unless the Company at its option elects to accelerate. Furthermore, by law, the Company’s guarantees are unconditional and irrevocable, and cannot be transferred to most other capital market participants as they are not licensed to write such business. However, through the purchase of back-to-back credit protection, the risk of loss (but not counterparty risk) on these contracts can be transferred to other financial guarantee insurance and reinsurance companies.

Key variables used in the Company’s valuation of substantially all of its CDS contracts include the balance of unpaid notional, expected term, fair values of the underlying reference obligations, reference obligation credit ratings, assumptions about current financial guarantee CDS fee levels relative to reference obligation spreads, the Company’s credit spread and other factors. Fair values of the underlying reference obligations are obtained from broker quotes when available, or are derived from other market indications such as new issuance and secondary spreads and quoted values for similar transactions and indices, such as ABX or CDX. Implicit in the fair values obtained by the Company on the underlying reference obligations are the market’s assumptions about default probabilities, default timing, correlation, recovery rates and collateral values. In general, the Company is using a percentage of the credit spread over LIBOR (the “premium percentage”) that management believes is consistent with (i) levels attainable in the market just prior to the collapse of the market for CDS from financial guarantors and (ii) the Company’s historical premium pricing for high credit spread transactions. Management believes that the premium percentage available in the market has dropped significantly as the credit spreads for the underlying reference securities have widened to levels not seen historically. These credit spreads reflect the lack of liquidity in the market and this liquidity premium historically has flowed directly to the CDS counterparty as the funding institution. Though management believes the actual premium percentage would be far below those seen in previous markets, with no observable market transactions to use as a benchmark, management has decided to set a floor on the premium percentage of 30%. This level is consistent with the bottom range of our historical premium pricing for CDS transactions. Under this approach, the financial guarantee CDS fee used for a particular contract in the Company’s fair value calculations represent a consistent percentage, period to period, of the credit spread determinable from the reference index value as of the measurement date. This results in a CDS fair value balance that fluctuates in proportion with the reference index value.

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

For example, assuming that at the end of the previous reporting period the credit spread of a reference index was 100 basis points and the current market premium for a transaction that is priced off of that reference index was set at 30 basis points (30% of the reference index), if at the end of the current reporting period the reference index moved to 150 basis points (a 50% increase), the current market premium for such a transaction would be set at 45 basis points (also a 50% increase). Thus, the model indicates that the Company would need to receive an additional 15 basis points (45 bps currently less the 30 bps reported last period) for issuing a CDS on the reference obligation in the current reporting period. To compute the current period change in fair value we discount the product of the outstanding notional amount of the CDS and the contractual premium over the weighted average life of the reference obligation, using a counterparty discount rate and subtract from that, the discounted product of the outstanding notional amount of the CDS and calculated current market premium, over the weighted average life of the reference obligation using a Syncora-specific discount rate.

For CDS contracts issued on ABS CDOs, the Company utilizes non-binding broker quotes on the underlying obligations to project principal and interest shortfalls and the timing of such shortfalls. The Company then discounts the shortfalls using a Company-specific discount rate and nets from this the discounted expected premium using a counterparty discount rate (based on the published credit spreads of the counterparty), to arrive at the fair value of the CDS. No adjustments have been made to third party broker quotes as these are intended to capture all elements of the fair value of the underlying securities.

The basis of management’s estimate of the fair value of the Company’s CDS contracts at September 30, 2008 described above reflects the absence of transactions in the Company’s principal market. In addition to that discussed above, the Company considers the risk that it will not be able to honor its obligations under its CDS contracts (its “non-performance risk”) as implied by the market price of buying credit protection on Syncora Guarantee by incorporating the spread on CDS contracts traded on Syncora Guarantee into the discount rate used. Consideration of such non-performance risk in the Company’s estimate of the fair value of its CDS contracts was the only change in its valuation methodology caused by the adoption of SFAS 157. At September 30, 2008, the effect of considering of non-performance risk in the Company’s estimate of the fair value of its CDS contracts was a reduction in the Company’s net derivative liability of approximately $9.2 billion. The spread on CDS contracts traded on Syncora Guarantee at September 30, 2008, ranged from 36.81% in 6 months to 17.75% in 30 years, as compared to 55.21% and 26.40% for the 6 month and 30 year terms respectively, at June 30, 2008. If the Company reaches agreements with the Financial Counterparties as discussed in Note 2, the uncertainty of adverse loss development on CDS contracts will be reduced and the cost of buying credit protection on Syncora Guarantee should decline. The effect of a decline in the cost of buying credit protection on Syncora Guarantee will increase the Company’s derivative liability; however, the Company believes that any such increase should be largely offset by the effect on its derivative liability from reaching agreements with the Financial Counterparties, as discussed in Note 2. However, there can be no assurance that the negotiations with the Financial Counterparties will be successful or will largely offset the increase in the Company’s derivative liability. At September 30, 2008 and December 31, 2007, the notional amount outstanding of the Company’s in-force CDS contracts was $58.2 billion and $65.3 billion, respectively. The remaining weighted average life of such CDS contracts at September 30, 2008 was 10.1 years. In addition, based on such notional amount as of September 30, 2008 and December 31, 2007, approximately 60% and 93%, respectively, of referenced assets underlying such in-force CDS contracts were rated (based on S&P’s ratings) “AAA”, 22% and 7%, respectively, were rated at or above investment-grade, and 18% and less than 1%, respectively, were rated below investment-grade at such dates, respectively.

The following table sets forth the Company’s financial assets and liabilities related to credit derivatives that were accounted for at fair value as of September 30, 2008 by level within the fair value hierarchy of SFAS 157. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Level 1	Level 2	Level 3	Total
(U.S. dollars in thousands)
Financial assets:
Derivative assets	$—	$—	$4,403	$4,403

Total assets	$—	$—	$4,403	$4,403

Financial liabilities:
Derivative liabilities	$—	$—	$2,492,228	$2,492,228

Total liabilities	$—	$—	$2,492,228	$2,492,228

The following table presents the changes in the net derivative asset (liability) balance for the nine months ended September 30, 2008:

	Level 3 Financial Assets and Liabilities Accounted for at Fair Value Nine Months Ended September 30, 2008
	CDS Contracts, net	Other Derivatives, net(1)	Other Level 3 Financial Assets and Liabilities	Total
(U.S. dollars in thousands)
Balance, beginning of period	$(1,453,144)	$107,045	$—	$(1,346,099)
Total realized and unrealized gains/(losses) included in earnings	(1,352,967)	72,514	—	(1,280,453)
Purchases, issuances, and settlements	318,286 (2)	(179,559)	—	138,727
Transfers in and/or out of Level 3	—	—	—	—

Balance, end of period	$(2,487,825)	$—	$—	$(2,487,825)

The amount of total gains and losses for the period included in earnings which are attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1,123,481)	$—	$—	$(1,123,481)

(1)

Represents the change in fair value of the put option on Syncora Guarantee’s capital facility (see Note 15(b)). The fair value of the option was determined principally based on an independent broker quote.

(2)	See Note 3 for details of settlements.

The following table provides the components of the income statement line item entitled, “Change in fair value of credit derivatives” related to CDS contracts for the nine months ended September 30, 2008:

	Realized Gains and Losses and Other Settlements		Unrealized Gains and Losses
(U.S. dollars in thousands)
Realized and unrealized gains and losses included in earnings for the period are reported as follows:
Total gains or losses included in earnings for the period	$(318,286	)(1)	$(1,034,681	)(2)

Change in realized/unrealized gains or losses relating to the assets still held at the reporting date	$(49,544)		$(1,123,481)

(1)	Includes premiums received and receivable on CDS contracts issued net of premiums paid or payable on purchased contracts.

(2)	Includes losses paid and payable on issued CDS contracts net of losses recovered and recoverable on purchased contracts.

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides the components of the income statement line item entitled, “Change in fair value of credit derivatives” related to CDS contracts for the three and nine month periods ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
(U.S. dollars in thousands)
Change in fair value of credit derivatives:
Realized gains and losses and other settlements:
Net credit derivative premiums received and receivable	$14,782	$13,403	$49,544	$30,059
Net credit derivative losses paid and payable	(367,830)	—	(367,830)	—

Total realized gains and losses and other settlements	(353,048)	13,403	(318,286)	30,059

Unrealized losses:
Change in fair value of credit derivatives	(705,420)	(144,903)	(1,034,681)	(175,894)

Net change in fair value of credit derivatives	$(1,058,468)	$(131,500)	$(1,352,967)	$(145,835)

6. Recent Accounting Pronouncements

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

•

the expected term of the financial guarantee insurance contract if (1) prepayments on the insured financial obligation are probable, (2) the timing and amount of prepayments can be reasonably estimated, and (3) the pool of assets underlying the insured financial obligation are homogeneous and are contractually prepayable. Any adjustments for subsequent changes in those prepayment assumptions would be made on a prospective basis. In all other instances, contractual terms would be used, and

•	the discount rate used to measure the premium receivable (asset) and the unearned premium revenue (liability) should be the risk-free market rate.

The Company expects that the initial effect of applying SFAS 163 will be material to the Company’s financial statements. In particular, the Company expects that implementation of SFAS 163 will cause the

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company to de-recognize its reserves for unallocated losses and loss adjustment expenses and preclude it from providing such reserves in the future (see Note 12).

SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. In addition, beginning the third quarter of 2008, the Company is required to make certain disclosures describing the Company’s guarantees that are being closely monitored as a result of deterioration or other adverse developments (see Note 12).

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. The Company adopted the provisions of SFAS 157 on January 1, 2008. See Note 5 for disclosure of the effect on our financial position and results of operations of the adoption of SFAS 157 and Note 5 and Note 8 for certain other disclosures required under SFAS 157.

FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active: An Amendment of FASB Statement No. 157”

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active: An Amendment of FASB Statement No. 157” (“FSP No. FAS 157-3”). FSP No. FAS 157-3 applies to financial assets within the scope of SFAS 157 for which other accounting pronouncements require or permit fair value measurements. FSP No. FAS 157-3 clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The provisions are effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of this FSP need not be applied to immaterial items. Since FSP No. FAS 157-3 only illustrates additional guidance in determining the fair value of a financial asset when the market for that financial asset is not active, FSP No. FAS 157-3 is not material to the Company’s financial statements and will not affect the Company’s financial condition, results of operations or cash flows.

FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP No. FAS 133-1 and FIN 45-4”). FSP No. FAS 133-1 and FIN 45-4 require enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude derivative instruments accounted for at fair value under SFAS No. 133. The Company will adopt FSP No. FAS 133-1 and FIN 45-4 for financial statements prepared as of and for the year ended December 31, 2008. Since FSP No. FAS 133-1 and FIN 45-4 only require additional disclosures concerning credit derivatives and guarantees, adoption of FSP No. FAS 133-1 and FIN 45-4 will not affect the Company’s financial condition, results of operations or cash flows.

SYNCORA HOLDINGS LTD.
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

Proposed FASB Staff Position EITF 03-6-a, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”

In October 2006, the FASB issued proposed FASB Staff Position EITF 03-6-a, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FASB Staff Position (“FSP”) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share.” A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this proposed FSP would be effective in the first reporting period beginning after the FASB posts the final FSP to its website. All prior period EPS data will have to be adjusted retrospectively to reflect the provisions of the FSP. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return such dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP will have an effect on the Company’s EPS calculations should the FASB issue the proposed guidance as final during 2008. The Company will continue to evaluate the effect of this guidance.

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

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

application is encouraged. SFAS 161 is not expected to have any effect on the Company’s results of operations or financial position.

7. Net Premiums Earned

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
(U.S. dollars in thousands)
Gross premiums written	$18,400	$70,230	$63,736	$206,713
Reinsurance premiums assumed	4,898	22,599	(31,962)	43,512

Total premiums written	23,298	92,829	31,774	250,225
Change in direct deferred premium revenue	35,816	(29,892)	162,753	(88,327)
Change in assumed deferred premium revenue	660	(12,379)	51,059	(19,146)

Gross premiums earned	59,774	50,558	245,586	142,752

Reinsurance premiums ceded	(85)	(24,438)	(248)	(52,440)
Change in prepaid reinsurance premiums	(506)	18,654	(6,755)	38,377

Ceded premiums earned	(591)	(5,784)	(7,003)	(14,063)

Net premiums earned	$59,183	$44,774	$238,583	$128,689

When an insured obligation is retired early, is called by the issuer or is in substance paid in advance through a refunding accomplished by placing U.S. government securities in escrow, the remaining deferred premium revenue is earned at that time. Net premiums earned include $20.8 million and $5.0 million, and $119.2 million and $12.0 million, for the three and nine months ended September 30, 2008 and 2007, respectively, related to such refunded bonds and other accelerations.

8. Investments

The following table presents the fair value of the Company’s investments at September 30, 2008 based on the fair value hierarchy level of the inputs used to determine the fair value of such investments as prescribed under SFAS 157. See Note 5 for a description of the fair value hierarchy requirements of SFAS 157.

	As of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(U.S. dollars in thousands)
Assets:
Debt securities available for sale	$2,037,818	$176,481	$1,858,581	$2,756
Equity securities(1)	$110,320	—	$110,320	—

(1)

Represents 8 million class A ordinary shares of XL Capital received by the Company in connection with the transactions contemplated by the Agreements. The estimated fair value of such shares at September 30, 2008 was adjusted to relect a discount from the quoted market value of the shares on such date relating to the restriction agreed to by the Company to not sell the shares for a stipulated period of time. See Note 3.

During the three and nine month periods ended September 30, 2008, the Company recorded other than temporary impairment charges of $64.7 million and $72.6 million, respectively. In light of the significant risks and uncertainties discussed in Note 2, if the Company becomes unable to continue to assert its intent and ability to hold its investments in debt securities which are in an unrealized loss position until they recover in value, the Company will be required to recognize a charge to its earnings

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

for the amount of such unrealized loss. There can be no assurance that the Company will be able to continue to make this assertion. At September 30, 2008, the carrying value of the Company’s investments in debt securities in an unrealized loss position was $962.9 million and the associated unrealized loss was $49.1 million.

9. Related Party Transactions

Services Agreements with Affiliates

Prior to the IPO, the Company purchased various services from affiliates of XL Capital under various agreements and continued to purchase such services under new agreements that became effective at the date of the IPO. Such services principally included: (i) information technology support, (ii) reinsurance and retrocessional consulting and management services and (iii) actuarial, finance, legal, internal audit services and certain investment management services. Since the IPO, the Company has undertaken to perform certain of the services itself or to outsource such services to other vendors and has, accordingly, discontinued the purchase of substantially all the services that were provided by XL Capital. For the three and nine months ended September 30, 2008 and 2007, the Company incurred costs under the aforementioned agreements aggregating $0.4 million and $0.9 million, and $1.9 million and $1.2 million, respectively, which are reflected in “Operating expenses” in the accompanying consolidated statements of operations.

Reinsurance Agreements and Other Guarantees with Affiliates

The Company has the following reinsurance agreements with affiliates. Certain of the agreements discussed below may be terminated under certain conditions, as defined in the agreements. As noted below, many of these agreements were terminated or commuted on the Closing Date in connection with the transactions contemplated by the Agreements and related transactions (see Notes 2 and 3).

•

Effective July 1, 2007, Syncora Guarantee Re ceded certain business to XLI, aggregating approximately $3.7 billion of guaranteed par/notional exposure, under an existing facultative quota share reinsurance agreement. As a result of this transaction, on such date, Syncora Guarantee Re ceded premiums of $16.3 million to XLI, received a ceding commission allowance of $6.6 million from XLI, and recorded a liability to XLI of $9.7 million. In connection with the Agreements discussed in Note 3, the aforementioned reinsurance agreement was commuted.

•

Effective August 4, 2006, certain subsidiaries of XL Capital indemnified the Company for all losses and loss adjustment expenses incurred in excess of its retained reserves at the effective date of the agreement relating to an insured project financing described in Note 12 (b). In consideration for the aforementioned indemnifications the Company was obligated to pay such affiliates approximately $9.8 million on an installment basis over the life of the aforementioned project financing. As this premium was due irrespective of any early termination of the underlying insurance transaction, the Company recorded a liability of approximately $7.0 million at the effective date of the indemnifications (representing the present value of the obligation discounted at 5.0%, which reflects the rate on treasury obligations with a term to maturity commensurate with that of the liability) and a corresponding deferred cost, which was reflected in the consolidated balance sheet as of June 30, 2008 in “Reinsurance premiums payable” and “Prepaid reinsurance premiums”, respectively. In connection with the Agreements discussed in Note 3, the aforementioned indemnities were cancelled.

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

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

agreement provided indemnification only for the portion of any loss covered by this agreement in excess of 10% of Syncora Guarantee Re’s Bermuda statutory surplus, up to an aggregate amount of $500 million, and excluded coverage for liabilities arising other than pursuant to the terms of an underlying policy.

In connection with the Agreements discussed in Note 3, the Company and XLI terminated and settled the excess of loss agreement for a payment by XL Capital to the Company of $100.0 million. As a result, the Company recorded a loss during the three months ended June 30, 2008 of $106.1 million, which represented the excess net carrying value of amounts owed by XLI to the Company under the agreement over the aforementioned settlement payment.

•

Effective November 1, 2002 and as amended and restated as of March 1, 2007, Syncora Guarantee was party to a facultative reinsurance arrangement (the “XL Re Treaty”) with XL Reinsurance America, Inc. (“XL RE AM”). Under the terms of the XL Re Treaty, XL RE AM agreed to reinsure risks insured by Syncora Guarantee under financial guarantee insurance policies up to the amount necessary for Syncora Guarantee to comply with single risk limitations set forth in Section 6904(d) of the New York Insurance Laws. Such reinsurance was on an automatic basis prior to the effective date of the IPO and was on a facultative basis on and after the effective date of the IPO. The reinsurance provided by XL RE AM was on an excess of loss or quota share basis. The Company was allowed up to a 30% ceding commission (or such other percentage on an arm’s-length basis) on ceded premiums written under the terms of this agreement. In connection with the Agreements described in Note 3, the XL RE Treaty was commuted.

•

Syncora Guarantee Re entered into the Old Master Facultative Agreement (see Note 3) to reinsure certain policies issued by such affiliates which guarantee the timely payment of the principal of and interest on various types of debt obligations. Syncora Guarantee Re’s obligations under certain of these arrangements were guaranteed by XLI. Effective upon the IPO, the guarantee was terminated with respect to all new business assumed by Syncora Guarantee Re under such arrangement, but the guarantee remained in effect with respect to cessions under the agreement prior to the IPO. In connection with the Agreements discussed in Note 3, Syncora Guarantee Re commuted the Old Master Facultative Agreement and Syncora Guarantee entered into the New Facultative Master Agreement to reinsurance a portion of the protection previously provided by Syncora Guarantee Re. To effect the commutation of the Old Master Facultative Agreement Syncora Guarantee Re paid affiliates of FSA $165.4 million and in connection with the reassumption of a portion of such business by Syncora Guarantee under the New Master Facultative Agreement, Syncora Guarantee received a payment from FSA of $88.6 million. In addition, in connection with the Agreements described in Note 3, XLI’s guarantee of Syncora Guarantee Re’s obligations to FSA, relating to cessions under reinsurance agreements prior to the IPO, was terminated. Subsequent to the Closing Date, FSA commuted a portion of the business assumed by Syncora Guarantee under the New Facultative Master Agreement. Premiums assumed by Syncora Guarantee under its reinsurance arrangements with FSA represented 48.3% and 86.7%, and 61.2% and 55.2%, respectively, of the Company’s total reinsurance premiums assumed for the three and nine months ended September 30, 2008 and 2007, respectively.

•

Syncora Guarantee Re guaranteed certain of XLI’s obligations in connection with certain transactions where XLI’s customer required such credit enhancement. Each of these transactions has a “double trigger” structure, meaning that Syncora Guarantee Re does not have to pay a claim unless both the underlying transaction and XLI default. For each of these transactions, Syncora Guarantee Re entered into a reimbursement agreement with XLI, pursuant to which XLI pays Syncora Guarantee Re a fee for providing its guarantee and XLI grants Syncora Guarantee Re a security interest in a portion of the payments received by it from its client. Pursuant to the merger of Syncora Guarantee Re with and into Syncora Guarantee (see Note 3), these guarantees are now the guarantees of Syncora Guarantee. At September 30, 2008 and December 31, 2007, the

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

aggregate net par outstanding relating to such guarantees was $370.0 million and $511.1 million, respectively.

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

The XLI guarantee agreement terminated with respect to any new business produced by Syncora Guarantee and ceded to Syncora Guarantee Re pursuant to the facultative quota share reinsurance agreement after the effective date of the IPO, but the guarantee remained in effect with respect to cessions under the agreement prior to the IPO. In connection with the Agreements discussed in Note 3, the facultative quota share reinsurance agreement was commuted and XLI’s guarantee of Syncora Guarantee Re’s obligations to Syncora Guarantee, relating to cessions under reinsurance agreements prior to the IPO, was eliminated in consideration of a payment by XLI to Syncora Guarantee Re of approximately $1.6 billion, which was recorded by the Company as a capital contribution during the three months ended September 30, 2008 (see Note 3).

•

The Company previously provided financial guarantee insurance policies insuring timely payment of investment agreements issued by XL Asset Funding Company I LLC (“XLAF”), a wholly-owned subsidiary of XL Capital. These investment agreements contained ratings triggers based on the rating of Syncora Guarantee, which were triggered upon Syncora Guarantee’s ratings downgrades by Moody’s, S&P and Fitch. As a result, XLAF repaid these investment agreements prior to June 30, 2008. As of September 30, 2008 and December 31, 2007, the aggregate face amount of such investment agreements guaranteed by Syncora Guarantee was zero and $4.0 billion, respectively. Notwithstanding the repayment of all outstanding investment agreements, XLAF remains obligated to Syncora Guarantee to indemnify it for certain losses, costs and expenses.

In addition, the Company insures XLAF’s obligations under certain derivative contracts issued and purchased by XLAF. As of September 30, 2008 and December 31, 2007, the total notional value of such contracts insured was $150.0 million and $162.9 million, respectively.

10. Income Taxes

Syncora Guarantee Re was not subject to any taxes in Bermuda on either income or capital gains under current Bermuda law. Effective on the Closing Date, Syncora Guarantee Re redomesticated from Bermuda to the State of Delaware and all the ownership interests in Syncora Guarantee Re, which were owned by Syncora Holdings, were contributed by Syncora Holdings to Syncora Guarantee, and on September 4, 2008 Syncora Guarantee Re merged with and into Syncora Guarantee, with Syncora Guarantee being the surviving company.

Syncora Guarantee is subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations, and effective on the Closing Date through September 4, 2008, Syncora Guarantee Re was subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The U.S. federal income tax liability is determined in accordance with the principles of the consolidated tax provisions of the Internal Revenue Code and Regulations. Syncora Guarantee has subsidiary and branch operations in certain international jurisdictions that are subject to relevant taxes in those jurisdictions. Syncora Guarantee files, and for the period it remained in existence Syncora Guarantee Re (Delaware) will file, a consolidated tax return with Syncora Holdings U.S. Inc. (the U.S. common parent of the Syncora Holdings group) and its subsidiaries (which consists of Syncora Guarantee and Syncora Holdings’ other U.S. based subsidiaries). Syncora Guarantee maintains a tax sharing agreement with its subsidiaries, whereby the consolidated income tax liability is allocated among affiliates in the ratio that each affiliate’s separate return liability bears to the sum of the separate return liabilities of all affiliates that are members of the consolidated group. In addition, a complementary method is used

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

which results in reimbursement by profitable affiliates to loss affiliates for tax benefits generated by loss affiliates. On the effective date of the merger discussed above, Syncora Guarantee Re’s separate existence ceased and from that point forward it was no longer a member of the U.S. consolidated return group.

Management has concluded that results from operations forecasted to be generated in the future is insufficient to offset net operating loss carry forwards and cause the realization of the deferred tax assets within a reasonable period, thus a valuation allowance has been established against the entire deferred tax assets of the Company at September 30, 2008 and December 31, 2007. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) which places primary importance on the Company’s operating results in recent periods when assessing the need for a valuation allowance. The Company’s cumulative loss in recent periods represents negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support reversal of all or a portion of the valuation allowance. Until such time, except for state, local and foreign tax provisions, the Company will have no net deferred tax assets.

11. Segments

Prior to the transactions described in Note 3, the Company’s business activities were organized and managed in two operating segments: financial guarantee insurance and financial guarantee reinsurance. Following such transactions the Company’s business is managed as one operating segment.

12. Liabilities for Unpaid Losses and Loss Adjustment Expenses

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

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Nine Months Ended September 30, 2008			Year Ended December 31, 2007
	Case Reserves	Unallocated Reserves	Total	Case Reserves	Unallocated Reserves	Total
(U.S. dollars in thousands)
Gross unpaid losses and loss adjustment expenses at beginning of year	$311,828	$90,691	$402,519	$85,351	$78,884	$164,235
Reinsurance balances recoverable on unpaid losses	(249,956)	(16,989)	(266,945)	(70,842)	(16,663)	(87,505)

Net unpaid losses and loss adjustment expenses at beginning of year	61,872	73,702	135,574	14,509	62,221	76,730
Increase (decrease) in net losses and loss adjustment expenses incurred in respect of losses occurring in:
Current year	116,079	(9,655)	106,424	59,094	11,481	70,575
Prior years	603,730	—	603,730	(3,653)	—	(3,653)
Less net losses and loss adjustment expenses paid and other settlements	(50,333)	10,175	(40,158)	(8,078)	—	(8,078)

Net unpaid losses and loss adjustment expenses at end of period	731,348	74,222	805,570	61,872	73,702	135,574
Reinsurance balances recoverable on unpaid losses	615	2,971	3,586	249,956	16,989	266,945

Gross unpaid losses and loss adjustment expenses at end of period	$731,963	$77,193	$809,156	$311,828	$90,691	$402,519

Case Basis Reserves for Losses and Loss Adjustment Expenses

Set forth below is a discussion of certain case basis reserves established by the Company.

(a)

During the year ended December 31, 2007, the Company recorded a provision for losses before reinsurance of approximately $214.3 million ($34.7 million after reinsurance), representing the net present value loss expected to be incurred in the future with respect to certain of its guarantees of obligations supported by HELOC and CES mortgage loan collateral.

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

During the three months ended June 30, 2008, the Company recorded an additional provision for losses before reinsurance of approximately $524.9 million ($476.0 million after reinsurance), on a present value basis, to reflect adverse development on such obligations. The adverse development recorded during the three month period ended June 30, 2008 was primarily attributable to actual reported claims during the quarter on certain insured securities that were substantially in excess of what had been estimated by the Company, as well as significant growth in payment delinquencies on mortgages comprising the collateral pools supporting certain of the Company’s guaranteed obligations.

During the three months ended September 30, 2008, the Company recorded an additional provision for losses before reinsurance of approximately $211.4 million, on a present value basis, to reflect adverse development on such obligations, as well as guarantees of obligations supported by Alt-A mortgage loan collateral. This provision reflects the recapture of previously ceded

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

reserves as a result of the commutation of reinsurance agreements. The adverse development recorded during the three-month period ended September 30, 2008 was primarily attributable to increased delinquencies and losses, as well as the bankruptcy of Lehman Brothers Holdings Inc., which was a sponsor of certain of the securitized debt obligations guaranteed by the Company. In addition, in connection with the Agreements discussed in Note 3, the Company commuted substantially all of its ceded reinsurance arrangements. As a result of such commutations, the Company recorded a loss of approximately $42.4 million during the three months ended September 30, 2008.

The loss amounts discussed above, before giving effect to reinsurance, represent: (i) all claims paid through the measurement date, plus the net present value of claims expected to be paid subsequent thereto, less (ii) recoveries received through the measurement date, the net present value of expected recoveries subsequent thereto, and the net present value of installment premiums due by the counterparties to such guarantees subsequent to the measurement date.

The total remaining par guaranteed by the Company with respect to the aforementioned guarantees supported by HELOC, CES and Alt-A collateral, net of carried case basis reserves but before reinsurance, aggregated approximately $4.0 billion ($4.0 billion after reinsurance) at September 30, 2008 and $2.4 billion ($2.2 billion after reinsurance) at December 31, 2007.

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

The cash flow model projects expected cash flows from the underlying mortgage notes. The model output is dependent on, and sensitive to, the key input assumptions, including assumptions regarding default rates and prepayment rates. On the HELOC transactions, it also projects expected new collateral to be created by the funding of new HELOC draws. The cash flow from the mortgages is then run through the “waterfall” as set forth in the indenture for each transaction. Claims in respect of principal result when the outstanding principal balance of the mortgages is less than the outstanding principal balance of the insured notes. Recoveries result when cash flow from the mortgages is available for repayment, typically after the insured notes are paid off in full.

The Company based its default assumptions in large part on recent observed default rates and the current pipeline of delinquent loans. Prior to the quarter ended June 30, 2008, the Company had assumed that the default rates would begin to decline during the third and fourth quarters of 2008. The Company’s expectation now is that the decline will not commence until early 2009 through the third quarter of 2009, at which point the Company assumes that the default rate will stabilize at a rate nearer, but still above, historical default rates. Net losses will be greater if the time it takes the mortgage performance to stabilize is longer than currently anticipated.

The losses are estimated based on a model using a constant default rate (“CDR”) curve. The model rolls through delinquent loans over a four to seven month time horizon and then assumes a peak CDR plateau of up to six months followed by a ramp down of up to 12 months, depending on deal characteristics. After the ramp down, the Company assumes a steady state CDR at a CDR rate well above historical norms until year seven of the deal. By year seven of the deal, the Company assumes another step down to 0% CDR to reflect seasoning and the shape of the CDR curve for a similar product. If delinquency rates do not decrease in the next few months, the Company will need to extend the peak CDR plateau up. If the Company were

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

to extend the peak CDR plateau an additional six months, this change would lead to an increase in RMBS reserves of approximately $160 million. If the Company were to extend the ramp down period of up to 12 months from this point reserves would increase approximately $115 million or $275 million when combined with the extension of the peak CDR plateau of six months.

After the occurrence of a rapid amortization event, the HELOC transactions generally benefit by the funding of the new HELOC draws by a third party. This benefit will be diminished in the event that the third party is not legally required, or is unable or unwilling, to fund the draws, or if the lender suspends credit lines under certain circumstances legally permitted. During the second quarter of 2008, the Company has observed a material decline in draw rates as a result of change in policies by some lenders, which now allow for suspension of credit lines. Management has adjusted the assumptions underlying its HELOC reserves to reflect the aforementioned observed decline.

Through September 30, 2008, the Company has paid claims (net of reimbursements from the transactions) aggregating $353.7 million on its guarantees of obligations discussed above.

(b)

As of September 30, 2008 and December 31, 2007, the Company carried reserves for unpaid losses and loss adjustment expenses of $74.0 million and $74.0 million, respectively ($74.0 million and $8.7 million after reinsurance and indemnifications provided by affiliates of XL Capital), representing the net present value loss expected to be incurred in the future with respect to an insured project financing. The reserves for unpaid losses and loss adjustment expenses were based on assumptions and estimates extending over many years into the future. There is currently no payment default with respect to this transaction. Management continues to monitor the exposure and will revise its loss estimate if necessary, as new information becomes available.

In connection with the Agreements discussed in Note 3, the Company and XL Capital canceled the aforementioned indemnities and commuted the aforementioned reinsurance provided by affiliates of XL Capital in exchange for consideration payable to the Company by affiliates of XL Capital equal to the ceded reserves for unpaid losses and loss adjustment expenses. The total remaining par insured by the Company in connection with this transaction (net of applicable carried case reserves before reinsurance), which amortizes over the next 11 years, aggregated approximately $204.6 million at September 30, 2008 and $204.6 million at December 31, 2007.

Company determined these reserves to be redundant and, accordingly, reduced them to zero. During the three months ended September 30, 2008, the Company experienced adverse development on these credits and recorded a provision for reserves for $10.8 million.

Unallocated Reserves

The Company’s net provision for unallocated reserves is a function of applying the initial expected loss ratio to earned premium each period (after exclusion of the effect on earned premium of refunding and full limit losses because no more risk exists on those related policies) and the expected loss emergence pattern. The Company’s unallocated loss reserve is established on an undiscounted basis and represents management’s best estimate of losses that the Company will incur in the future as a result of credit deterioration in the Company’s in-force business but which have not yet been specifically identified. As management establishes case basis reserves and pays claims it may, based on its judgment, reduce or increase the ultimate expected loss ratio used to determine unallocated reserves to reflect its best estimate of expected ultimate loss experience. In addition, under the Company’s accounting policy management may, based on its judgment, reduce unallocated reserves in response to significant case basis reserves or paid loss activity. Management would only expect such reductions to occur in limited instances, such as economic events generating significant loss activity across a broad cross- section of the portfolio. Management has not viewed the Company’s case basis reserves or paid loss activity to date to warrant such a reduction of the Company’s unallocated reserves. In addition, while material case basis reserves were established by the Company during the fourth quarter of 2007 and during the nine-month period

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

ended September 30, 2008, these reserves were concentrated in certain sectors of its financial guarantee portfolio and were associated with unprecedented credit-market events. As such, these events did not alter management’s perspective of the expected loss ratio associated with the remainder of the portfolio and the required level of unallocated reserves. For the three and nine month periods ended September 30, 2008 and 2007, the Company recorded a net provision for unallocated reserves of $2.0 million and $4.3 million, and $(11.4) million and $8.3 million, respectively. The reduction in the Company’s provision for unallocated reserves during the three and nine month periods ended September 30, 2008 was attributable to a significant increase in refunded bonds and other accelerations during such periods (see Note 7).

Schedule of Insured Financial Obligations with Credit Deterioration

The Company’s surveillance department is responsible for monitoring the performance of its in-force portfolio. The surveillance department maintains a list of credits that it has determined need to be closely monitored and, for certain of those credits, the department undertakes remediation activities it determines to be appropriate in order to mitigate the likelihood and/or amount of any loss that it could incur with respect to such credits.

The Company’s surveillance department focuses its review on monitoring the lower rated bond sectors and potentially troubled sectors, which have included mortgages and CDOs. It tracks performance monthly to try to ensure that covenants have not been breached. If a covenant is breached, the Company may have the right to put the transaction into rapid amortization so that all cash flow generated from that transaction is used to pay down principal and stay current with interest. Typically, the surveillance department reviews periodic servicing and trustee reports to track coverage levels, enhancement levels, delinquency levels, loss frequency, loss severity and total losses and compares such performance metrics with the metrics that were made available at the time the transaction was closed. If losses are above projections, the surveillance department will analyze the reasons for the deviation. In some cases, it may be an indication of servicing problems, where loans are delinquent and are not put into foreclosure in time to maximize recovery. Typically, once per year, the surveillance department will audit servicers of loans and other assets supporting the Company’s insured obligations to better understand their servicing practices and to identify potential servicing problems, if any. The Company believes that this is an important safeguard, as servicers are required to indemnify the Company against failure to adhere to the servicing standards set forth in the servicing agreements.

The Company’s surveillance department also analyzes whether claims on the Company’s policies are probable. In some cases, the surveillance department will engage an outside consultant with appropriate expertise in the underlying collateral assets and respective industries to assist management in examining the underlying collateral and determining the projected loss frequency and loss severity. In such case, the surveillance department will use that information to run a cash flow model that includes enhancement levels and debt service to determine whether a claim is probable, possible or not likely.

The activities of the Company’s surveillance department are integral to the identification of specific credits that have experienced deterioration in credit quality and the assessment of whether losses on such credits are probable, as well as any estimation of the amount of loss expected to be incurred with respect to such credits. Closely monitored credits are divided into four categories: (i) Special Monitoring List—low investment grade credits where a material covenant or trigger may be breached and closer monitoring is warranted; (ii) Yellow Flag List—credits that the Company determines to be non- investment grade but a loss is unlikely, including credits where claims may have been paid or may be paid but reimbursement is likely; (iii) Red Flag List—credits where a loss is possible but not probable or reasonably estimable, including credits where claims may have been paid or may be paid but full recovery is in doubt; and (iv) Loss List—credits where a loss is probable and reasonably estimable. Credits that are not closely monitored credits are considered to be fundamentally sound, normal risk.

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth certain information in regard to the Company’s closely monitored credits as of September 30, 2008:

	Special Monitoring List	Yellow Flag List	Red Flag List	Loss List	Total
(U.S. dollars in millions)
Number of policies	12	2	11	23	48
Remaining weighted-average contract period (in years)	9.3	8.0	23.1	3.5	7.8
Insured contractual payments outstanding:
Principal	$1,630.0	$133.6	$1,215.5	$4,954.6	$7,933.7
Interest	504.8	72.6	992.9	978.4	2,548.7

Total	$2,134.8	$206.2	$2,208.4	$5,933.0	$10,482.4

Gross claim liability	$—	$—	$402.1	$1,323.0	$1,725.1
Less:
Gross potential recoveries	—	—	683.8	526.0	1,209.8
Discount, net	—	—	(281.7)	72.5	(209.2)

Claim liability reported in the balance sheet	$—	$—	$—	$724.5	$724.5

Unearned premium reserve	$3.6	$0.8	$17.1	$12.3	$33.7

Reinsurance recoverable	$—	$—	$—	$—	$—

13. Earnings per Common Share

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(U.S. dollars in thousands, except per share amounts)
Net loss available to common shareholders	$(1,338,661)	$(89,861)	$(1,928,320)	$(26,691)

Basic shares.	45,717	64,159	58,018	64,144
Dilutive securities	—	—	—	—

Diluted shares	45,717	64,159	58,018	64,144

Basic loss per common share	$(29.28)	$(1.40)	$(33.24)	$(0.42)

Diluted loss per common share	$(29.28)	$(1.40)	$(33.24)	$(0.42)

14. Exposures under Guarantees

The Company provides financial guarantee insurance and reinsurance to support public and private borrowing arrangements. Financial guarantee insurance guarantees the timely payment of principal and interest on insured obligations to third party holders of such obligations in the event of default by an

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

issuer. The Company’s potential liability in the event of non-payment by the issuer of an insured or reinsured obligation represents the aggregate outstanding principal insured or reinsured under its policies and contracts and related interest payable at the date of default. In addition, the Company provides credit protection on specific assets referenced in its CDS contracts which consist of structured pools of corporate obligations (see Note 5). Under the terms of its CDS contracts, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a referenced obligation. The Company’s potential liability under its CDS contracts represents the notional amount of such swaps that it guarantees.

As of September 30, 2008 and December 31, 2007, the Company’s net outstanding par exposure under its in-force financial guarantee insurance and reinsurance policies and contracts aggregated to $140.2 billion and $105.0 billion, respectively. In addition, as of September 30, 2008 and December 31, 2007, the Company’s notional exposure under CDS contracts aggregated to $58.2 billion and $59.6 billion, respectively.

15. Other Matters

(a)

The Company insured payment of scheduled debt service on sewer revenue warrants issued by Jefferson County, Alabama (the “County”) in 2002 and 2003 and has provided a surety bond policy. As of September 30, 2008, the outstanding principal amount of such obligations was $1.2 billion before giving effect to reinsurance and $1.1 billion after giving effect to reinsurance. Such obligations are secured by a pledge of the net revenues of the County’s sewer system. The County’s sewer system is experiencing severe financial difficulties. In a filing dated February 27, 2008 pursuant to SEC Rule 15c2-12, the County stated it can provide no assurance that net revenues from the sewer system will be sufficient to permit the County to meet the interest rate and amortization requirements related to its obligations on the sewer financing.

Athough the Company has not recorded any provision for losses on such warrants to date, it continues to monitor this exposure and, as new information becomes available, it may be required to establish a provision for loss reserves in the future. Even though the Company has not recorded any provision for losses, it has paid claims on its exposure to the County’s guaranteed obligations. Through November 14, 2008, the Company has paid gross claims in an aggregate amount of approximately $114.3 million on the County’s warrants and surety policy. The Company estimates that it may be required to pay potential claims under its policies over the remainder of 2008 and calendar year 2009 of approximately $337 million. Actual amounts of claims the Company may be required to pay may differ from such estimates and the differences could be material.

On or around September 16, 2008, Syncora Guarantee, together with the trustee under the indenture for the warrants, as well as Financial Guaranty Insurance Company, a non-affiliated company which also insures a portion of the warrants, commenced a lawsuit against the County and its current commissioners in Alabama federal court seeking, among other things, the appointment of a receiver over the County’s sewer system. A hearing on the plaintiffs request for a receiver is currently scheduled for November 17, 2008. On September 25, 2008 the County filed a counterclaim against Syncora Guarantee and Financial Guaranty Insurance Company alleging negligence, breach of contract, fraud, and fraudulent suppression. The Company believes such lawsuit lacks merit and intends to vigorously defend itself against such action.

(b)

On February 11, 2008, Syncora Guarantee Re issued $200 million of non-cumulative perpetual Series B preferred shares (the “Series B Preferred Shares”) pursuant to the exercise of a put option under its capital facility. After the merger of Syncora Guarantee Re with and into Syncora Guarantee, the Series B Preferred Shares became preferred shares of Syncora Guarantee. The Series B Preferred Shares have a par value of $120 per share and a liquidation preference of $100,000 per share. Holders of outstanding Series B Preferred Shares shall be entitled to receive, in preference to the holders of

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

Syncora Guarantee’s common shares cash dividends at a percentage rate per Series B Preferred Share as follows:

(1)	for any dividend period ending on or prior to December 9, 2009, one-month LIBOR plus 1.00% per annum, calculated on an actual/360 day basis; and

(2)	for any subsequent dividend period, one-month LIBOR plus 2.00% per annum, calculated on an actual/360 day basis.

The holders of the Series B Preferred Shares are not entitled to any voting rights as shareholders of Syncora Guarantee and their consent is not required for taking any corporate action. Subject to certain requirements, the Series B Preferred Shares may be redeemed, in whole or in part, at the option of Syncora Guarantee at any time or from time to time after December 9, 2009 for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon to the date of redemption without interest on such unpaid dividends. On February 26, 2008, Syncora Guarantee Re elected to declare dividends on the Series B Preferred Shares at the required rate for the next three monthly periods and on May 6, 2008, Syncora Guarantee Re elected to declare dividends on the Series B Preferred Shares at the required rate for the succeeding month. On July 25, 2008, Syncora Guarantee Re elected to declare dividends on the Series B Preferred Shares at the required rate for the July 2008 and August 2008 periods. Syncora Guarantee did not declare dividends on the Series B Preferred Shares for any period after August 2008 through the date hereof.

In accordance with GAAP, the aforementioned put option is required to be reported at fair value with changes in the fair value thereof reflected in the unrealized gains (losses) component of the “Net change in fair value of derivatives” line item of the Company’s statements of operations. At December 31, 2007 the fair value of the put option was $107.0 million, which is reflected in the Company’s consolidated balance sheets at such date in the line item entitled, “Derivative assets”. During the period from January 1, 2008 through to the effective date of the exercise of the put option, the Company recorded an incremental unrealized gain on the put option of $72.5 million and the corresponding derivative asset at such date was $180 million. Upon the exercise of the put option, the Company reversed the derivative asset and correspondingly reduced the paid in capital of the Series B Preferred Shares that were issued pursuant to the exercise of the put option. The effect of these entries is to report the Series B Preferred Shares at their estimated fair value at the date of issuance. Accordingly, the carrying value of the Series B Preferred Shares at September 30, 2008 of $20.0 million represents the net proceeds received upon the issuance thereof less the reversal of the fair value of the put option on the date of exercise.

(c)

To reduce long-term operating costs and align resources with its current needs (see Note 2), effective March 31, 2008 the Company reduced its workforce by approximately 60 positions, which consisted primarily of insurance business origination staff. As a result of this workforce reduction the Company recorded a charge of approximately $10.3 million during the three months ended March 31, 2008 for estimated severance payments expected to be made to terminated employees. During the three months periods ended June 30, 2008 and September 30, 2008, the Company incurred expenses of approximately $6.3 million and $4.9 million, respectively, in connection with further reductions of its workforce.

(d)

The Company’s Board of Directors did not declare a quarterly dividend with respect to its common shares or a semi-annual dividend with respect to the Syncora Holdings series A preference shares (the “Syncora Holdings Series A Preference Shares”) during the three months ended September 30, 2008 or at any time thereafter through to the filing date of this report. On August 5, 2008, Syncora Holdings entered into an undertaking with the NYID pursuant to which it agreed to not make dividends or distributions to its shareholders for eighteen months following such date without its express written consent. Any future dividends will be subject to the discretion and approval of the Board of Directors, applicable law and regulatory and contractual requirements. If dividends on the Syncora Holdings Series A Preference Shares are not paid in an aggregate amount equivalent to

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

dividends for six full quarterly periods, whether or not declared or whether or not consecutive, holders of the Syncora Holdings Series A Preference Shares will have the right to elect two persons who will then be appointed as additional directors to the Board of Directors of Syncora Holdings. To date, dividends on the Syncora Holdings Series A Preference Shares have not been paid in an aggregate amount equivalent to four quarterly periods.

(e)

As a result of the transfer of XL Capital’s common shares of Syncora Holdings as described in Note 3, change of control provisions under certain of the Company’s compensation plans will be triggered upon the transfer of such shares from escrow to a trust, as described in Note 3. Such change of control provisions will require the immediate vesting of awards granted to employees under such plans. As a result thereof, the period over which such compensation is expensed has be revised to reflect an estimate of when the change of control will occur, which resulted in the Company recording additional compensation expense of approximately $3.6 million during the three months ended September 30, 2008. The Company expects the change of control to occur during the three months ended December 31, 2008, which will result in a charge in such period of approximately $5.9 million to recognize the remaining unvested compensation expense relating to the aforementioned compensation plans.

16. Litigation

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

In the ordinary course of business, the Company also receives subpoenas and other information requests from regulatory agencies or other governmental authorities. Although no action has been initiated against the Company, it is possible that one or more regulatory agencies or other governmental authorities may pursue action against it. If such an action is brought, it could materially adversely affect the Company’s business, results of operations and financial condition.

On March 19, 2008, MLI filed a complaint in a New York federal court challenging the effectiveness of the Company’s terminations of seven CDS contracts. On March 31, 2008, the Company filed a counterclaim seeking a judgment from the court that its terminations were effective and an award of damages for MLI’s failure to make certain termination payments under the Swaps. On April 18, 2008, MLI filed a motion for summary judgment as to MLI’s claims and partial summary judgment as to the Company’s claims. The court issued an order granting MLI’s motion on June 10, 2008 and issued an opinion in support of that order on July 15, 2008. As part of the settlement agreement with Merrill Lynch and MLI that was announced by the Company on July 28, 2008 and closed on August 5, 2008, the parties agreed to terminate the seven CDS contracts (along with an eighth CDS contract not at issue in the litigation) in exchange for a payment from the Company and to dismiss the litigation. On August 8, 2008, Merrill Lynch, MLI and the Company filed a joint stipulation dismissing the complaint and counterclaims in the litigation with prejudice.

In December 2007 and January 2008, three class action lawsuits, Brickman Investments, Inc. v. Security Capital Assurance Ltd et al., 2 West, Inc. v. Security Capital Assurance Ltd et al., and Clarke v. Security Capital Assurance Ltd et al., were commenced in the United States District Court for the Southern District of New York. On April 24, 2008, an order was entered consolidating these actions under the caption, In re Security Capital Assurance Ltd. Securities Litigation, appointing the lead plaintiff, and approving Bernstein Liebhard & Lifshitz, LLP as lead counsel. On August 6, 2008, the plaintiffs filed a consolidated amended complaint. The complaint names Syncora Holdings, Syncora Guarantee, Syncora Guarantee Re, the principal underwriters for the second public offering, the financial advisors for the preferred share offering, Paul S. Giordano, David P. Shea, Edward B. Hubbard, and Richard P. Heberton. The complaint includes claims that defendants’ public statements, including the registration

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

statement and prospectus related to the secondary offering, contained false and misleading statements and omitted to disclose material facts necessary to make the statements contained therein not misleading. On October 14, 2008, the Company filed a motion to dismiss on behalf of Syncora Holdings and the individual defendants. The Company believes that such lawsuit lacks merit and the Company intends to vigorously defend itself against such action.

In July through October 2008, five lawsuits, Hinds County, Mississippi v. Wachovia Bank N.A. et al., Fairfax County, Virginia et al. v. Wachovia Bank N.A. et al., City of Oakland, California v. AIG Financial Products Corp. et al., County of San Mateo v. Bank of America, N.A. et al., and County of Contra Costa v. Bank of America, N.A. et al. were commenced in the United States District Courts for the Southern District of New York, District of Columbia, and Northern District of California, on behalf of all state, local and municipal government entities that purchased municipal derivatives from the Company or the other defendants in the period from January 1, 1992 through December 31, 2006. The complaints name the Company and a number of providers and brokers of municipal derivatives, as defendants, and they allege a conspiracy among the defendants to fix, raise, maintain or stabilize the price of, and to rig bids and allocate customers and market for, municipal derivatives. The complaints seek unspecified damages and other relief. On June 16, 2008, the Judicial Panel on Multidistrict Litigation issued an order transferring these actions to the Southern District of New York under the caption, In re Municipal Derivatives Antitrust Litigation, for coordinated or consolidated pretrial proceedings. Pursuant to that order, several related actions which have been filed subsequently, including Mayor and City Counsel of Baltimore v. Wachovia Bank N.A. et al., County of Alameda, California v. AIG Financial Products Corp. et al., City of Fresno, California v. AIG Financial Products Corp. et al, Central Bucks School District v. Wachovia Bank N.A. et al., and Washington County, Tennessee v. Bank of America, N.A. et al., will be treated as potential tag-along actions. We communicated to the plaintiffs that the Company should not have been included in this litigation as it did not provide municipal derivatives, and the consolidated complaint that was filed on August 22, 2008 did not include the Company as a defendant.

In addition, in July through October 2008, five lawsuits, City of Los Angeles v. Bank of America, N.A. et al, City of Stockton v. Bank of America, N.A. et al., City of Oakland v. Bank of America, N.A. et al., County of San Mateo v. Bank of America, N.A. et al., and County of Contra Costa v. Bank of America N.A. et al., were commenced in state courts in California. The complaints name the Company and a number of providers and brokers of municipal derivatives, as defendants, and they allege a conspiracy among the defendants to rig bids in municipal derivative auctions in violation of California state antitrust laws and California state common law. The complaints seek unspecified damages and other relief. Five other lawsuits, City of Los Angeles v. Ambac Financial Group, Inc. et al., City of Stockton v. Ambac Financial Group, Inc. et al., City of Oakland v. Ambac Financial Group Inc., et al., City and County of San Francisco v. Ambac Financial Group Inc. et al., and County of San Mateo v. Ambac Financial Group Inc. et al., were commenced in July 2008 in state courts in California. The complaints name six bond insurers, including Syncora Guarantee, and two individuals as defendants, and they allege that defendants failed to fully disclose their investment in subprime mortgage-backed securities and insurance of subprime instruments and that defendants conspired to perpetuate and maintain a dual system of bond rating in violation of California state antitrust laws and California state common law. The complaints seek unspecified damages and other relief. the Company believes that these lawsuits lack merit and the Company intends to vigorously defend itself against such actions.

On June 17, 2008, Charles Wilson, on behalf of himself and a class consisting of every County sewer ratepayer since January 1, 1993, filed suit against Syncora Guarantee and numerous other defendants. The suit alleges that through the wrongful conduct of the members of the Jefferson County Commission, most notably Larry Langford, the County incurred a bonded indebtedness of approximately $3.2 billion relating to improvements to its sewer system. The complaint alleges that the commissioners, in a conspiracy with several individuals, financial companies, law firms, and bond insurers, completed several swap transactions whereby the bonds, which were primarily fixed interest securities, were swapped to variable rate and auction rate securities. These swaps, the complaint alleges, were done primarily to facilitate the

SYNCORA HOLDINGS LTD.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

inappropriate payment of exorbitant fees to several bond brokers and financial advisors. With respect to the bond insurers, including Syncora Guarantee, the complaint alleges that the insurers negligently insured the bonds while allowing themselves to become undercapitalized and downgraded by the rating services, which in turn downgraded the bonds. The plaintiffs allege damages on the ground that their sewer rates are much higher than they otherwise would have been without the wrongdoing of all parties. The Company has filed a motion to dismiss. The Company believes that such lawsuit lacks merit and the Company intends to vigorously defend itself against such action.

On August 28, 2008, another complaint was filed by Carnell E. Fowler, William Young, and Citizens for Sewer Accountability, on behalf of the State of Alabama, against Syncora Guarantee and many of the same defendants in the Wilson case above. This complaint asserts claims under Alabama’s quo warranto statutes, Ala. Code §§ 6-6-590, et seq. Quo warranto is an ancient and extraordinary remedy available to annul a corporation’s charter and/or preclude it from operating as a corporation in Alabama where the corporation has engaged in such actions as to warrant a forfeiture of its corporate rights and existence. The factual allegations of the complaint virtually mirror those in the Wilson case. The Company has filed a motion to dismiss. The Company believes that such lawsuit lacks merit and the Company intends to vigorously defend itself against such action.

On or around September 16, 2008, Syncora Guarantee, together with the trustee under the indenture for the the County sewer warrants as well as Financial Guaranty Insurance Company, who also insures a portion of the warrants, commenced a lawsuit against the County and its current commissioners in Alabama federal court seeking, among other things, the appointment of a receiver over the County’s sewer system. A hearing on the plaintiff’s request for a receiver is currently scheduled for November 17, 2008. On September 25, 2008, the County filed a counterclaim against Syncora Guarantee and Financial Guaranty Insurance Company alleging negligence, breach of contract, fraud and fraud and fraudulent suppression. The Company believes that such lawsuit lacks merit and the Company intends to vigorously defend itself against such action.

17. Subsequent Event

On October 21, 2008, Syncora Holdings’ Board of Directors approved changes to Syncora Holdings’ bye-laws to limit the transfer of shares prior to the expiration of certain time periods specified in the such bye-laws to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss carryforwards (NOLs) and built in losses under Section 382 of the Internal Revenue Code. Such changes are subject to shareholder approval. The Company’s ability to use its NOLs and built in losses would be limited, if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of the Company’s stock increased their collective ownership of the aggregate amount of outstanding shares of Syncora Holdings by more than 50 percentage points over a defined period of time. The transfer restrictions in the bye-laws are being proposed to reduce the likelihood of an “ownership change” occurring as defined by Section 382.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto contained in our unaudited interim consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2008. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below. See also “Cautionary Note Regarding Forward-Looking Statements” for a list of factors that could cause actual results to differ materially from those contained in any forward-looking statement.

Overview of Our Business

General

On March 17, 2006, XL Capital Ltd (“XL Capital”) formed Syncora Holdings Ltd (“Syncora Holdings”) (formerly known as Security Capital Assurance Ltd), as a wholly-owned Bermuda based subsidiary holding company. On July 1, 2006, XL Capital contributed all its ownership interests in its financial guarantee insurance and financial guarantee reinsurance operating businesses to Syncora Holdings. The aforementioned operating businesses consisted of: (i) Syncora Guarantee Inc. (“Syncora Guarantee”) (a New York domiciled financial guarantee insurance company formerly known as XL Capital Assurance Inc.) and its wholly-owned subsidiary, Syncora Guarantee (U.K.) Ltd (formerly known as XL Capital Assurance (U.K.) Limited) and (ii) Syncora Guarantee Re Ltd (“Syncora Guarantee Re”) (a Bermuda domiciled financial guarantee reinsurance company formerly known as XL Financial Assurance Ltd.). Syncora Guarantee was an indirect wholly-owned subsidiary of XL Capital and all of Syncora Guarantee Re was indirectly owned by XL Capital, except for a preferred stock interest which was owned by Financial Security Assurance Holdings Ltd. (“FSA”), an entity which is otherwise not related to XL Capital or the Company. References to the “Company,” “we,” “us” and “our” mean Syncora Holdings and, unless otherwise indicated, its subsidiaries. On August 4, 2006, Syncora Holdings completed an initial public offering (the “IPO”). In addition, XL Capital sold common shares of Syncora Holdings from its holdings directly to the public in a secondary offering concurrent with the IPO. Immediately after the IPO and the secondary offering, XL Capital, through its wholly-owned subsidiary XL Insurance (Bermuda) Ltd (“XLI”), owned approximately a 63% economic interest in Syncora Holdings. In June 2007, XLI completed the sale of additional common shares of Syncora Holdings from its holdings. Immediately after such sale, XLI owned approximately a 46% voting and economic interest in Syncora Holdings. On August 5, 2008, XL Capital transferred all of the common shares of Syncora Holdings it owned to be held in trust as described below. On September 4, 2008, Syncora Guarantee Re merged with and into Syncora Guarantee, with Syncora Guarantee being the surviving company. See —“Overview of Our Business—Description of Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information”.

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

Recent Developments, Continuing Risks and Uncertainties, Ability to Continue as a Going Concern, and Ongoing Strategic Plan

Recent Developments

Adverse developments in the credit markets generally and the mortgage market specifically in the second half of 2007, which accelerated in the fourth quarter of 2007 and continued to deteriorate through 2008, have resulted in material adverse effects on our business, results of operations, and financial condition, including (i) significant adverse development of anticipated claims on our guarantees of collateralized debt obligations (“CDOs”) of asset-backed securities (“ABS CDOs”) and significant adverse development of reserves for unpaid losses and loss adjustment expenses on our guarantees of residential mortgage-backed securities (“RMBS”), and (ii) downgrades of the insurance financial strength ratings of our operating subsidiaries by Moody’s Investors Service, Inc. (“Moody’s”), Fitch Ratings (“Fitch”) and Standard & Poor’s Ratings Services (“S&P”), which ratings have been fundamental to their ability to conduct business and which have caused the Company to suspend writing substantially all new business since January of 2008, resulting in the loss of future incremental earnings and cash flow.

During the second quarter of 2008, we recorded a material increase in adverse development of anticipated claims on our guarantees of ABS CDOs and reserves for unpaid losses and loss adjustment expenses on our guarantees of RMBS causing us to be unable to maintain Syncora Guarantee’s compliance with its $65 million minimum policyholder surplus requirement under New York state law as of June 30, 2008. In light of this material adverse development, and in accordance with our previously disclosed strategic plan, on July 28, 2008 we, certain financial institutions that are counterparties to CDS contracts with Syncora Guarantee (the “Financial Counterparties”), Merrill Lynch & Co., Inc. (“Merrill Lynch”) and certain of its affiliates, and XL Capital and certain of its affiliates, entered into a number of agreements (the “Agreements”). The transactions contemplated by the Agreements closed on August 5, 2008 (the “Closing Date”), except for the transactions contemplated by the FSA Master Agreement (as defined below), which closed on August 4, 2008. The Agreements, the transactions contemplated thereby, and related transactions are described below along with summary financial information presenting the effect of the transactions contemplated by the Agreements and related transactions on our financial position and results of operations as of and for the three month period ended September 30, 2008.

During the third quarter of 2008, we recorded further significant adverse development of our anticipated claims on our guarantees of ABS CDOs and reserves for unpaid losses and loss adjustment expenses on our guarantees of RMBS which, in the ordinary course of business, would have caused Syncora Guarantee to be unable to maintain its compliance with its $65 million minimum policyholders surplus requirement under New York State law as of September 30, 2008. However, at our request, the New York State Insurance Department (“NYID”) (Syncora Guarantee’s primary regulator) granted Syncora Guarantee permission to apply the accounting treatment discussed below in connection with the preparation of the its statutory-basis financial statements, which differs from accounting practices prescribed by the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual (“NAIC SAP”) and adopted by the State of New York. As a result of these permitted practices, Syncora Guarantee reported policyholders’ surplus of $83.3 million at September 30, 2008. Absent such permitted practices, Syncora Guarantee would have reported policyholders’ surplus at September 30, 2008 of $19.1 million. Failure to maintain positive statutory policyholders’ surplus or non-compliance with the statutory minimum policyholders’ surplus requirement would permit the NYID, to intervene in Syncora Guarantee’s operations. For example, under these or other circumstances, the New York Superintendent of Insurance could seek court appointment as rehabilitator or liquidator of Syncora Guarantee. See “Risk Factors” in our Annual Report on Form 10-K. Policyholder surplus is based on statutory-basis accounting practices which differ from accounting principles generally accepted in the United States of America (“GAAP”) (see Note 4 to the unaudited interim consolidated financial statements). Such differences may be material.

Following is a description of the accounting practices applied by us which were permitted by the NYID, and how such practices differ from NAIC SAP:

•

Release of statutory basis contingency reserves (which are not recognized under GAAP) on (i) terminated polices and (ii) on policies on which we have established case reserves. Under NAIC SAP, contingency reserves are released on a stipulated basis which does not take into consideration whether policies have been terminated or whether case reserves have been recorded on a policy.

Continuing Risks and Uncertainties

We continue to be exposed to certain significant risks and uncertainties that could materially adversely affect our results of operations, financial condition and liquidity, including the following:

•	There can be no assurance that the NYID will continue to allow us to apply the permitted practice discussed above.

•

We continue to be materially exposed to risks associated with any continuing deterioration in the credit market sectors discussed above, as well as the spread of such deterioration to other sectors of the economy to which we have material business exposure. The extent and duration of any continued deterioration of the credit markets is unknown, as is the effect, if any, on potential claim payments and the ultimate amount of losses we may incur on obligations we have guaranteed.

•

Establishment of case basis reserves for unpaid losses and loss adjustment expenses on our in-force insurance and reinsurance business and assessing the amount of anticipated claims and recoveries on our in-force credit derivatives requires the use and exercise of significant judgment by management, including estimates regarding the likelihood of occurrence and amount of a loss on an guaranteed obligation. Actual experience may differ from estimates and such difference may be material, due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred and, in certain cases, will occur over many years in the future. Examples of these events include changes in the level of interest rates, credit deterioration of guaranteed obligations, and changes in the value of specific assets supporting guaranteed obligations. Both qualitative and quantitative factors are used in making such estimates. Any estimate of future costs is subject to the inherent limitation on management’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and claims will vary, perhaps materially, from any estimate. The most significant assumption underlying our estimate of ultimate losses on its guarantees of ABS CDOs and 1st lien RMBS transactions is our assumption regarding the expected cumulative loss on mortgage loan collateral supporting such securities. The most uncertain component of that assumption is the future performance of currently performing (non-delinquent) mortgage loan collateral. If the actual rate at which currently performing loans become delinquent is materially greater than assumed, there will be a material adverse effect on our estimate of ultimate losses on the aforementioned guarantees and, accordingly, our financial position and results of operations. Our estimate of ultimate losses on our guarantees of obligations supported by home equity line of credit (“HELOC”) and closed end second (“CES”) mortgage loan collateral is largely dependent on our default rate assumption. In this regard, we assumed that the default rate will begin to improve by the end of 2008 and the first half of 2009. If actual loan performance improves later than assumed or does not improve as much as expected, there will be a material adverse effect on our ultimate losses on our guarantees of obligations supported by HELOCs and CES mortgage loan collateral and, accordingly, our financial position and results of operations. See Note 12 to our unaudited interim consolidated financial statements.

•

Substantially all of the Syncora Guarantee’s CDS contracts have mark-to-market termination payments following the occurrence of events that are outside Syncora Guarantee’s control, such as Syncora Guarantee being placed into receivership or rehabilitation by the NYID or the NYID taking control of Syncora Guarantee or, in limited circumstances, Syncora Guarantee’s insolvency. Mark to market termination payments for deals in which Syncora Guarantee would have to pay a termination payment are generally calculated either based on “market quotation” or “loss” (each as defined in the ISDA Master Agreement). “Market quotation” is calculated as an amount (based on quotations received from dealers in the market) that the counterparty would have to pay another party (other than monoline financial guarantee insurance companies) to have such party takeover Syncora Guarantee’s position in the CDS contract. “Loss” is an amount that a counterparty reasonably determines in good faith to be its total losses and costs in connection with the CDS contract, including any loss of bargain, cost of funding or, at the election of such counterparty, but without duplication, loss or cost incurred as a result of its terminating, liquidating, obtaining or reestablishing any hedge or related trading position. There can be no assurance that counterparties to the Syncora Guarantee’s CDS contracts, including the Financial Counterparties, will not assert that events have occurred which require Syncora Guarantee to make mark-to-market termination payments. If such events were to occur, the aggregate termination payments that we would be required to pay would significantly exceed our ability to make such payments and, accordingly, such events would have a material adverse effect on our financial position and results of operations. The fair value of our CDS contracts recorded in our financial statements at September 30, 2008 does not consider the effect of mark-to-market termination payments.

•

Under the Master Transaction Agreement described below, we agreed with the Financial Counterparties to negotiate in good faith to reach an agreement for the commutation, termination, amendment or the restructuring of our existing agreements with such Financial Counterparties prior to October 15, 2008, which was extended to October 31, 2008 pursuant to the Amendment Agreement (as defined herein). In order to enable the use of the Syncora Guarantee funds allocated for such purpose (approximately $825 million as of September 30, 2008) as payment for such commutation, termination, amendment or the restructuring, any such agreement must be consented to by Financial Counterparties constituting an agreed upon percentage of the number of such Financial Counterparties and the amount of their outstanding notional par exposure guaranteed by us. There can be no assurance that the negotiations with the Financial Counterparties will be successful or that we will reach an agreement with Financial Counterparties constituting the requisite percentages discussed above. Any agreement with the Financial Counterparties will require addressing our public finance business to the satisfaction of the New York Superintendent of Insurance. There can be no assurances that the negotiations with the Financial Counterparties to reach an agreement on the appropriate treatment of our public finance business will be successful or that the agreement reached with the Financial Counterparties will be satisfactory to the Superintendent. In addition, the Financial Counterparties had agreed that until October 15, 2008 (extended to October 31, 2008 by the Amendment Agreement), they would forbear from exercising certain enforcement rights in respect of various transactions, agreements, policies, guarantees and treaties to which we are a party (the “Forbearance”). The extensions have expired and we continue to work with the Financial Counterparties to extend them but there can be no assurance that any additional extensions will be obtained or that the negotiations will ultimately result in an agreement. Reaching an agreement with the Financial Counterparties for the commutation, termination, amendment or restructuring of the existing agreements should significantly limit our exposure to future adverse loss development on a significant portion of our in-force business. As a result, failure to reach an agreement with the Financial Counterparties would cause us to continue to be exposed to material adverse loss development on such business, which if such loss development is realized could have a material adverse effect on our financial position and results of operations.

•

Absent the consummation of agreements with Financial Counterparties and other parties to commute, terminate, amend or restructure their existing agreements with us or favorable development of our statutory case reserves, interest accretion on such reserves will cause Syncora Guarantee to not be able to comply with its regulatory minimum policyholders’

surplus requirement as of December 31, 2008 which, as discussed above, would permit the NYID to seek to put Syncora Guarantee in rehabilitation or liquidation.

•

In accordance with NAIC SAP, the discount rate used by Syncora Guarantee to determine the deduction from loss reserves for the time value of money as of September 31, 2008 was based on the average yield on its invested assets for the year ended December 31, 2007. At December 31, 2008, Syncora Guarantee will be required under NAIC SAP to re-measure such deduction from loss reserves based the average yield on its invested assets for the year then ended. Absent the consummation of agreements with Financial Counterparties and other parties to commute, terminate, amend or restructure their existing agreements with us or favorable development of our statutory case reserves, based on the annualized yield of Syncora Guarantee’s invested assets for the nine months ended September 30, 2008, we expect that the re-measurement of the deduction from loss reserves based the average yield on its invested assets at December 31, 2008 will cause Syncora Guarantee to report a policyholders’ deficit at such date.

•

In connection with the transactions contemplated by the Agreements, we received 8 million class A ordinary shares of XL Capital. As such shares under statutory accounting practices are recorded at fair value, any dimunition in value will adversely affect the policyholders’ surplus of Syncora Guarantee. Subsequent to September 30, 2008 the market price of the ordinary shares of XL Capital have significantly declined. If such price does not recover by December 31, 2008, Syncora Guarantee’s policyholders’ surplus will be adversely affected and such effect may be material to the Syncora Guarantee’s policyholders’ surplus.

Our Ability to Continue as a Going Concern

In our opinion, the principal factors which affect our ability to continue as a going concern are: (i) our ability to successfully reach agreements with Financial Counterparties and other parties to commute, terminate or restructure our CDS contracts and policies on terms satisfactory to us, as well as to address our public finance business to the satisfaction of the New York Superintendent of Insurance (both of which are more fully described under “—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information”), (ii) the risk of adverse loss development on our remaining in-force business not so commuted, terminated or restructured (particularly in regard to our exposure to residential mortgages) that would cause Syncora Guarantee to not be in compliance with its $65 million minimum policyholders’ surplus requirement under New York State law, and (iii) the risk of intervention by the NYID as a result of the financial condition of Syncora Guarantee.

Pursuant to the Master Transactions Agreement described below, the Financial Counterparties agreed to negotiate in good faith to reach an agreement for the commutation, termination, amendment or the restructuring of our obligations under our guarantees to such Financial Counterparties, which guarantees represent approximately $52.1 billion of our total CDS exposure of approximately $58.2 billion at September 30, 2008. Of the $6.1 billion remaining CDS exposure, the Company has $346.1 million of residential mortgage exposure and, with the exception of one contract with $15.8 million of reserves for unpaid losses at September 30, 2008, none of the guarantees comprising the $6.1 billion were included on the “loss list” on our list of closely monitored credits at September 30, 2008.

Our remaining exposure to residential mortgages for which adverse development is possible, apart from our guarantees of ABS CDOs to the Financial Counterparties discussed above, relates to the $9.1 billion of RMBS exposure, for which we have recorded reserves for unpaid losses and loss adjustment expenses of $645.8 million at September 30, 2008.

As a result of uncertainties associated with the aforementioned factors affecting our ability to continue as a going concern, management has concluded that there is substantial doubt about our ability to continue as a going concern. The unaudited interim September 30, 2008 consolidated financial statements are prepared assuming we continue as a going concern and do not include any adjustment that might result from our inability to continue as a going concern. We will re-assess our going-concern status in the event agreements with the Financial Counterparties are reached. Our future going concern assessment will in large part be based on the amount of ABS CDO exposure that is reduced and risk of adverse loss development that is mitigated pursuant to such agreements and our assessment of the risk of additional adverse loss development on our remaining in-force exposures.

Ongoing Strategic Plan

We are principally focused on: (i) seeking to reach agreements with Financial Counterparties and other parties to commute, terminate or restructure our CDS contracts and policies on terms satisfactory to us (as further described below), (ii) addressing our public finance business to the satisfaction of the New York Superintendent of Insurance (as further described below), (iii) maintaining or enhancing our liquidity, and (iv) remediating troubled credits to minimize claim payments, maximize recoveries and mitigate ultimate expected losses. We do not expect to be able to recommence new business production for the foreseeable future.

In seeking to reduce exposure to CDS and other guaranteed products and otherwise improve our financial position and liquidity, we may from time to time, directly or indirectly, (i) seek to purchase (on the open market or otherwise) our guaranteed exposures or (ii) seek to commute our guaranteed exposures. The amount of exposure reduced and the nature of any such actions will depend on market conditions, pricing levels from time to time, our cash position and other considerations.

Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information

Agreements and Related Transactions

Master Transaction Agreement and Merrill Agreement

The Master Transaction Agreement provides for the termination, commutation or elimination of certain reinsurance agreements, guarantees and other arrangements among us and XL Capital and certain of its subsidiaries, and between Syncora Guarantee and Syncora Guarantee Re, in exchange for a cash payment by XL Capital to the Company of $1.775 billion, the issuance and transfer of 8 million class A ordinary shares of XL Capital to Syncora Guarantee and the transfer of XL Capital’s common shares of Syncora Holdings to a trust for the benefit of Syncora Guarantee until such time as an agreement between Syncora Guarantee and the Financial Counterparties is reached, and thereafter the Syncora Holdings shares will be held for the benefit of the Financial Counterparties. As a result of the transfer of the shares of Syncora Holdings to an escrow account pending the release of the shares to the trust (which will occur upon establishment of the trust and obtaining necessary regulatory approvals), XL Capital no longer has the right to vote, nominate directors to Syncora Holdings’ Board of Directors or any other rights. On the Closing Date, the four XL Capital-nominated directors on Syncora Holdings’ Board of Directors resigned. Pursuant to a shareholders agreement to be entered into by Syncora Holdings and the trustee of the trust upon transfer of the shares of Syncora Holdings to the trust, the trust will have a number of rights including the right to vote the shares and to nominate to Syncora Holdings’ Board of Directors, such number of directors as would equal one nominee less than a majority (if Syncora Holdings, Board of Directors consists of nine or fewer Directors) or two nominees less than a majority (if Syncora Holdings, Board of Directors consists of ten or more Directors). Until such time the common shares of Syncora Holdings are transferred from the aforementioned trust to Financial Counterparties or otherwise sold in the open market, for accounting purposes, they are considered to be treasury shares.

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

Concurrently with the execution of the Master Transaction Agreement, Syncora Holdings and Syncora Guarantee Re entered into an agreement (the “Merrill Agreement”) with Merrill Lynch, Merrill Lynch International (“MLI”) and eight trusts affiliated with Syncora Holdings (the “CDS Trusts”), the obligations of which are guaranteed by policies issued by Syncora Guarantee. The Merrill Agreement provided for the termination of eight CDS contracts (the “Swaps”) and the related financial guarantee insurance policies issued by Syncora Guarantee with insured gross par outstanding as of June 30, 2008 of approximately $3.7 billion, in exchange for a payment by Syncora Guarantee to Merrill Lynch of an aggregate amount of $500 million. As part of the closing of the transactions comprising the Merrill Agreement, the parties provided mutual releases of claims with respect to the Swaps and the related policies. In addition, Syncora Guarantee and MLI have agreed to dismiss previously disclosed litigation related to seven of the Swaps. As a result of the termination of the Swaps, the Company recorded a loss of $94.0 million during the three month period ended September 30, 2008.

The Company and XL Capital have obtained approvals from the NYID and the Bermuda Monetary Authority for the Master Transaction Agreement and the transactions comprising such agreement. Other required approvals related to the Master Transaction Agreement have been received from the Delaware Department of Insurance. The NYID has also approved the Merrill Agreement and the transactions comprising such agreement.

FSA Master Agreement

Concurrently with the execution of the Master Transaction Agreement, we also entered into an agreement (the “FSA Master Agreement”) with FSA. The FSA Master Agreement provided for the commutation of all reinsurance ceded by FSA and its subsidiaries to Syncora Guarantee Re, including that ceded under the amended and restated master facultative reinsurance agreement, dated as of November 3, 1998 (the “Old Master Facultative Agreement”) that was the subject of a guarantee issued by XLI (see Note 9 to the unaudited interim consolidated financial statements). Commutation of the Old Master Facultative Reinsurance Agreement and all cessions thereunder was a condition to the obligations of XL Capital under the Master Transaction Agreement. Pursuant to the FSA Master Agreement, FSA and Syncora Guarantee Re entered into the commutation and release agreement (the “Commutation Agreement”), under which all existing cessions to Syncora Guarantee Re by FSA were commuted in return for a payment by Syncora Guarantee Re of approximately $165.4 million, representing statutory reserves less ceding commission plus a commutation premium. In turn, FSA and one of its subsidiaries entered into a new master facultative reinsurance agreement (the “New Master Facultative Agreement”) and related reinsurance memorandum (the “Reinsurance Memorandum”) with Syncora Guarantee, under which FSA ceded certain of the commuted risks to Syncora Guarantee in return for a payment by FSA to Syncora Guarantee of approximately $88.6 million, representing the statutory unearned premium reserve for such risks, less ceding commission. FSA has undertaken to use its best efforts to reassume such reinsurance from Syncora Guarantee for a period of nine months after the closing, subject to limitations under Article 69 of the New York Insurance Law, which imposes aggregate and single risk limits on insurance that can be written by a financial guaranty insurer, FSA’s internal and rating agency single risk limits, other potential limitations and FSA’s underwriting guidelines. Syncora Guarantee was required to fund a trust in an initial amount of approximately $104.1 million to collateralize its obligations to FSA under the reinsurance agreement, which includes regulatory mandated contingency reserves. Finally, Syncora Holdings purchased all class A preferred shares of Syncora Guarantee Re held by FSA and its subsidiary, with a liquidation preference of $39 million, for approximately $2.9 million pursuant to an agreement for the sale and purchase of preferred shares (the “Preferred Shares Purchase Agreement”). As a result of the Commutation Agreement and New Master Facultative Agreement, the Company recorded a loss of $17.9 million during the three month period ended September 30, 2008. In addition, as a result of Syncora Holdings’

purchase of the class A preferred shares of Syncora Guarantee Re, the Company recorded a gain of $36.1 million during the three-month period ended September 30, 2008, which will be recorded in retained earnings and not reflected in our net income.

Credit Agreement Amendment

Concurrently with the execution of the Master Transaction Agreement, Syncora Holdings also entered into an amendment, forbearance and limited waiver agreement (the “Credit Agreement Amendment”) with the lenders under its credit agreement, dated as of August 1, 2006, as amended (the “Credit Agreement”). Pursuant to the Credit Agreement Amendment, Syncora Holdings agreed (i) to permanently reduce the availability under its revolving credit facility from $250,000,000 to zero, (ii) to reduce the availability under the letter of credit facility to the amount of the letter of credit exposure as of July 28, 2008 and, subsequently, further reduce such exposure for any outstanding letters of credit for FSA’s benefit upon the closing the Commutation Agreement, and (iii) collateralize the remaining letters of credit after the consummation of the transactions comprising the Master Transaction Agreement. In consideration of the foregoing, the lenders under the Credit Agreement have agreed to (i) forbear from declaring certain defaults, if any, set forth in the Credit Agreement Amendment, (ii) waive such defaults, if any, upon the satisfaction of certain conditions set forth in the Credit Agreement Amendment, (iii) grant certain waivers in connection with the consummation of the Master Transaction Agreement, and (iv) not instruct the administrative agent to send, and the administrative agent has agreed that it shall not send, a notice of non-renewal with respect to any outstanding letters of credit (other than the letter of credit for FSA’s benefit, which was canceled and returned to the Administrative Agent prior to the Closing Date) with regard to any renewal of a letter of credit during calendar year 2008. The amount of letters of credit outstanding under the Credit Agreement and the amount of collateral posted by the Company in support of such letters of credit was approximately $23 million and $24 million as of the September 30, 2008, respectively.

Agreement with Financial Counterparties

In consideration for the releases and waivers agreed to by the Financial Counterparties as part of the Master Transaction Agreement, Syncora Guarantee agreed to hold an aggregate amount of $820 million in cash plus interest thereon, premiums paid by the Financial Counterparties from July 28, 2008 through October 15, 2008 (extended to October 31, 2008 by the Amendment Agreement as defined below) and any proceeds from the sale by the trust of the common shares of Syncora Holdings formerly held by XL Capital (in the event such shares are sold) for the purpose of commuting, terminating, amending or otherwise restructuring existing agreements with the Financial Counterparties pursuant to an agreement to be negotiated with the Financial Counterparties. In the event that such agreement was not reached by October 15, 2008 (extended to October 31, 2008 by the Amendment Agreement as defined below), Syncora Guarantee agreed to use such proceeds only to pay claims under the CDS contracts of the Financial Counterparties. In addition, through such date, Syncora Guarantee agreed to certain restrictions on its ability to commute, terminate, amend or otherwise restructure policies and contracts to which it is a party. In the event that Syncora Guarantee becomes subject to a rehabilitation or liquidation proceeding, the funds shall no longer be separately held, segregated or limited in use for commutations or restructurings, and will be part of the general assets of Syncora Guarantee.

Effective as of October 15, 2008, Syncora Holdings and several of its wholly-owned subsidiaries and affiliates, including Syncora Guarantee, entered into an agreement (the “Amendment Agreement”) with all parties to the Master Transaction Agreement, with the sole exception of Lehman Brothers Inc., to extend the negotiation period to commute, terminate, amend or restructure the contracts between the Financial Counterparties and Syncora Guarantee from October 15, 2008 to October 31, 2008. The Amendment Agreement is drafted so that it is effective as to all parties that have executed it, even if Lehman Brothers Inc. fails to execute it. The Amendment Agreement also changes all other references in the Master Transaction Agreement from “October 15, 2008” to “October 31, 2008,” including the forbearance by the Financial Counterparties from exercising certain acceleration, termination and assessment rights under certain contracts, certain provisions of the Master Transaction Agreement relating to segregation by Syncora Guarantee of payments made by the Financial Counterparties through such date for use in the termination, amendment or restructuring of the contracts or payment of losses thereunder and limitations on the ability of Syncora Guarantee to commute, terminate or restructure policies or contracts or transfer or dispose of its public finance business. Other than in relation to these extensions, the terms of the Master Transaction Agreement remain unchanged. The extensions provided by the Agreement have expired and the Company continues to work with the Financial Counterparties to seek further extensions but there can be no assurance that any additional extensions will be obtained or that the negotiations will ultimately result in an agreement.

Related Transactions

In addition to the transactions contemplated by the Agreements, with the exception of the merger of Syncora Guarantee Re with and into Syncora Guarantee discussed below which was consummated on September 4, 2008, the Company executed the following transactions on or about the Closing Date:

•	commutation of certain retrocession agreements the Company had in place with non-affiliates,

•	distribution from Syncora Guarantee Re of $30.8 million to Syncora Holdings, and

•

discontinuance of Syncora Guarantee Re as a Bermuda corporation and continuance of Syncora Guarantee Re as a Delaware corporation, contribution by Syncora Holdings of all its ownership interests in Syncora Guarantee Re to Syncora Guarantee, which was followed by the merger of Syncora Guarantee Re with and into Syncora Guarantee, with Syncora Guarantee being the surviving company. Subsequent to the merger of Syncora Guarantee Re with and into Syncora Guarantee, the Company’s financial guarantee reinsurance segment ceased to exist and existing reinsurance agreements of Syncora Guarantee Re became those of Syncora Guarantee. See “—Segments”.

Total expenses (consisting of legal, investment advisory, accounting and consulting fees) incurred in connection with the transactions contemplated by the Agreements and other related transactions discussed above were approximately $34.3 million, of which $5.5 million were incurred and recorded during the three and six month periods ended June 30, 2008 and approximately $28.8 million was incurred and recorded during the three months ended September 30, 2008.

Summary Financial Information

The effect of the transactions contemplated by the Agreements and related transactions on the Company’s financial position and results of operations as of and for the three month period ended September 30, 2008 are presented below:

(U.S. dollars in thousands)	Summary Balance Sheet Information As of September 30, 2008 Increase/(Decrease)						Total
	(1)	(2)	(3)	(4)	(5)	(6)
Assets:
Equity securities, at cost	$120.6	$—	$—	$—	$—	$—	$120.6
Cash and cash equivalents	1,775.0	115.6	(500.0)	(88.6)	(2.9)	(825.0)	474.1
Restricted cash and cash equivalents	—	—	—	—	—	825.0	825.0
Deferred acquisition costs	17.4	13.8	—	(10.8)	—	—	20.4
Prepaid reinsurance premiums	(38.4)	(47.4)	—	—	—	—	(85.8)
Reinsurance balances receivable	(100.0)	(1.3)	—	—	—	—	(101.3)
Reinsurance balance recoverable on unpaid losses	(82.3)	(59.2)	—	—	—	—	(141.5)
Derivative assets	(140.0)	(177.2)	—	—	—	—	(317.2)

Total assets	$1,552.3	$(155.7)	$(500.0)	$(99.4)	$(2.9)	$—	$794.3

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$—	$(7.7)	$—	$—	$(7.7)
Deferred premium revenue	—	—	—	(27.9)	—	—	(27.9)
Derivative liabilities	—	—	(406.0)	—	—	—	(406.0)
Reinsurance premiums payable	(11.1)	(1.1)	—	(45.9)	—	—	(58.1)

Total liabilities	(11.1)	(1.1)	(406.0)	(81.5)	—	—	$(499.7)
Minority interest
Series A redeemable preferred shares of subsidiary	—	—	—	—	(39.0)	—	(39.0)
Shareholders’ equity:
Common shares	1,618.2	—	—	—	—	61.6	1,679.8
Treasury stock	—	—	—	—	—	(61.6)	(61.6)
Accumulated deficit	(54.8)	(154.6)	(94.0)	(17.9)	36.1	—	(285.2)

Total shareholders’ (deficit) equity	1,563.4	(154.6)	(94.0)	(17.9)	36.1	—	1,333.0

Total liabilities, minority interest and shareholders’ (deficit) equity	$1,552.3	$(155.7)	$(500.0)	$(99.4)	$(2.9)	$—	$794.3

(U.S. dollars in thousands)	Summary Income Statement Information Three Months Ended September 30, 2008
	(1)	(2)	(3)	(4)	(5)
Revenues:
Change in fair value of derivatives
Realized gains and losses and other settlements	$66.8	$65.4	$(500.0)	$—	$—
Unrealized (losses) gains	(140.0)	(177.2)	406.0	—	—

Net change in fair value of derivatives	(73.2)	(111.8)	(94.0)	—	—

Total revenues	(73.2)	(111.8)	(94.0)	—	—
Expenses:
Gain (loss) on commutation of reinsurance agreements	18.4	(42.8)	—	(17.9)	—

Total expenses	18.4	(42.8)	—	(17.9)	—

Net loss	(54.8)	(154.6)	(94.0)	(17.9)	—
Gain on redemption of Series A redeemable preferred shares of subsidiary	—	—	—	—	36.1

Net loss available to common shareholders	$(54.8)	$(154.6)	$(94.0)	$(17.9)	$36.1

(1)

Represents effect of termination, commutation or elimination of certain reinsurance agreements and other arrangements between the Company and XL Capital (see Note 9 to the unaudited interim consolidated financial statements).

(2)	Represents the effect of the commutation of certain retrocession agreements in place with non-affiliates.

(3)	Represents the effect of terminating the Swaps issued to Merrill Lynch and MLI by Syncora Guarantee.

(4)	Represents the effect of commuting the Old Master Facultative Reinsurance Agreement and entering into the New Master Facultative Agreement.

(5)	Represents the effect of repurchasing the class A preferred shares of Syncora Guarantee Re.

(6)

Represents the effect of the transfer by XL Capital of its shares of Syncora Holdings to Syncora Guarantee, as well as the amount of cash restricted pursuant to the agreement to hold an aggregate amount of $820.0 million in cash plus interest and premium for the purpose of commuting, terminating, amending, or otherwise restructuring existing agreements with Financial Counterparties.

Corporate Structure

The following charts illustrate the Company’s corporate structure before and after the implementation of the transactions contemplated by the Agreements and the related transactions described above. The first chart below illustrates the Company’s corporate structure as of June 30, 2008 and the second chart illustrates the Company’s corporate structure as of September 30, 2008, after giving effect to the transactions contemplated by the Agreements and related transactions described above.

Corporate Structure as of June 30, 2008

Corporate Structure as of September 30, 2008

Ratings Downgrades and Other Actions

Prior to the first quarter of 2008, we had maintained triple-A ratings from Moody’s, Fitch, and S&P and these ratings have been fundamental to our historical business plan and business activities. However, in response to the deteriorating market conditions described above, the rating agencies have updated their analyses and evaluations of the financial guarantee insurance industry including us. As a result, our IFS ratings have been downgraded by the rating agencies and the rating agencies have placed our IFS ratings on creditwatch/ratings watch negative or on review for further downgrade. Consequently, we suspended writing substantially all new business in January 2008.

Most recently, on October 24, 2008, Moody’s downgraded to “Caa1” from “B2” the IFS ratings of Syncora Guarantee and Syncora Guarantee (U.K.) Ltd., with the ratings placed on review with direction uncertain. Prior to this, on August 6, 2008, Moody’s placed the “B2” IFS ratings of Syncora Guarantee, Syncora Guarantee-UK and Syncora Guarantee Re on review for possible upgrade. Previously, on June 20, 2008, Moody’s downgraded the IFS ratings of Syncora Guarantee, Syncora Guarantee-UK and Syncora Guarantee Re to “B2” (Negative Outlook) from “A3” and on March 4, 2008, Moody’s placed the “A3” IFS ratings of Syncora Guarantee, Syncora Guarantee-UK and Syncora Guarantee Re on review for possible downgrade and on February 7, 2008, among other actions, Moody’s downgraded the IFS ratings of Syncora Guarantee, Syncora Guarantee-UK and Syncora Guarantee Re to “A3” (Negative Outlook) from “Aaa”.

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

Effective August 27, 2008, Syncora Guarantee and Syncora Guarantee Re terminated the agreement for the provision of ratings with Fitch. Since we have suspended writing substantially all new business, management believes ratings from two agencies are sufficient. Previously, on July 29, 2008, Fitch downgraded the IFS rating of Syncora Guarantee, Syncora Guarantee-UK and Syncora Guarantee Re to “BB” (Rating Outlook Negative) following Syncora Holdings’ announcement on July 28, 2008 of the transactions contemplated by the Agreements. Previously on March 26, 2008, Fitch downgraded the IFS rating of Syncora Guarantee, Syncora Guarantee-UK and Syncora Guarantee Re to “BB” (Rating Outlook Negative) from “A” (Rating Watch Negative). Previously, on January 23, 2008, Fitch had downgraded the IFS ratings of Syncora Guarantee, Syncora Guarantee-UK and Syncora Guarantee Re to “A” (Rating Watch Negative) from “AAA.”

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

Recent Regulatory Developments

On the Closing Date, Syncora Holdings entered into an undertaking with the NYID pursuant to which Syncora Holdings agreed not to make any dividends or distributions to our shareholders during an eighteen month period beginning on that date without their express written consent. In addition, Syncora Guarantee entered into an undertaking with the NYID pursuant to which Syncora Guarantee agreed not to make any dividends or distributions to its shareholders without their express written consent during a two year period commencing on the date the shares of Syncora Holdings currently held in the escrow account are transferred to the trust (See —“Overview of Our Business—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information”).

Effective the Closing Date, Syncora Guarantee Re redomesticated from Bermuda to Delaware and the ownership interests of Syncora Guarantee Re owned by Syncora Holdings were contributed by Syncora Holdings to Syncora Guarantee. On September 4, 2008 Syncora Guarantee Re merged with and into Syncora Guarantee, with Syncora Guarantee surviving the merger.

We continue to consult frequently with our primary regulators, including the NYID, with respect to the implementation of the transactions contemplated by the Agreements and the related transactions.

A number of non-domiciliary states have suspended Syncora Guarantee’s license to write new business, though we anticipate that Syncora Guarantee will be able to continue to collect premiums on existing business in such states. We expect that additional states may suspend Syncora Guarantee’s license to write new business in the future. As noted above, Syncora Guarantee has in any event suspended the writing of substantially all new business.

On April 3, 2008, we received notification from the New York Stock Exchange (“NYSE”) advising us that we were not in compliance with a NYSE continued listing standard applicable to our common shares because the average closing price of our common stock was below $1.00 over a consecutive 30-day period. On April 8, 2008, we notified the NYSE that it was our intention to cure this deficiency and maintain our listing. On October 9, 2008, the NYSE advised us that we had cured this deficiency; however, on November 11, 2008 we received notification from the NYSE advising us that we were again not in compliance with the NYSE continued listing requirements applicable to our common shares because our average market capitalization was less than $75 million over a 30 day period and our shareholders’ equity was less than $75 million. In addition, on November 13, 2008, the NYSE noted that we were again below the criteria for average closing price of a security. We expect to notify the NYSE that it is our intention to cure these deficiencies and maintain our listing. See —“Item 1A, Risk Factors.”

Key Factors Affecting Profitability

Components of Our Revenues

We derive our revenues principally from: (i) premiums from our in-force business, (ii) net investment income and net realized gains and losses from our investment portfolio supporting such business and (iii) the change in fair value of our credit derivatives. Net premiums received or receivable on financial guarantees executed in derivative form are included in net realized gains on derivatives. As a result of adverse developments in the credit markets generally and the mortgage market specifically which have resulted in material adverse effects on our business, results of operations, and financial condition, we suspended writing substantially all new business since January of 2008. See —“Overview of Our Business—Recent Developments, Continuing Risks and Uncertainties, Our Ability to Continue as a Going Concern, and Ongoing Strategic Plan”.

We charged premiums either on an upfront basis when the policy was issued or the contract was executed, or on an installment basis over the life of the applicable transaction.

Premiums are accounted for as written when due; therefore, when we entered into policies that provided for upfront premium, all of the premium on the policy was accounted for as written generally when the policy commenced. The portion of the upfront premium that has been written but has not yet been earned is carried on our balance sheet as deferred premium revenue. When we entered into policies that provided for installment premium, only that installment of the premium that is then due (generally the current monthly, quarterly or semiannual installment) is accounted for as written. Future premium installments during the remainder of the life of the installment-based policy are not reflected on our financial statements. Therefore, in general, the amount of total premiums written by a financial guarantee insurance company that are reported in any period will be affected by the mix of policies that it wrote in that period on an “upfront” and, in that period and prior periods, on an “installment” basis. In addition, a financial guarantee insurance company with a growing in-force book of business should generally recognize an increasing amount of net earned premium from policies written in prior reporting periods, whether premiums are received on an upfront or installment basis. Future installments of premium on business written in a period are reported by financial guarantors as a component of adjusted gross premiums, a non-GAAP financial measure. See “—Other Measures Used by Management to Evaluate Operating Performance” for additional information. The amount of installment premiums actually realized by us in the future (and that would be otherwise reflected in revenue) could be reduced due to factors such as early termination of insurance contracts or accelerated prepayments of underlying obligations.

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

The change in fair value of our credit derivatives is primarily based on changes in credit spreads, the credit quality of the referenced securities, rates of return and various other factors. See Note 5 to our unaudited interim consolidated financial statements for additional information.

Components of Our Expenses

Our expenses primarily consist of losses and loss adjustment expenses, acquisition costs, and operating expenses. Acquisition costs are related to the production of financial guarantee insurance business and commissions paid on reinsurance assumed, net of commission revenues earned on ceded business. Acquisition costs are generally deferred and recognized over the period in which the related premiums are earned. As discussed above, we suspended writing substantially all new business since January of 2008. Operating expenses consist primarily of costs relating to professional and consulting fees, compensation of our employees, information technology, and office premises.

See also “—Exposure to Residential Mortgage Market” below for information in regard to our exposure to residential mortgages, Note 5 to our unaudited interim consolidated financial statements for information in regard to how our GAAP earnings are affected by the change in the fair value of our credit derivatives and “Item 1A. Risk Factors—Risks Related to Our Company” in our Annual Report on Form 10-K.

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

We also view our book value per common share as an additional measure of our performance. Book value per common share is calculated by dividing common shareholders’ equity (deficit) by the number of outstanding common shares less restricted shares at any period end. Book value per common share was $(5.32) at September 30, 2008, as compared to $2.81 at December 31, 2007. The decrease in book value is attributable to the net loss available to common shareholders reported during the nine months ended September 30, 2008, as well as the change in unrealized depreciation on investments reported during the period.

Our surveillance department evaluates the performance of our in-force business. The activities of our surveillance department are integral to the identification of specific credits that have experienced deterioration in credit quality and to the assessment of whether losses on such credits are probable, as well as any estimation of the amount of loss expected to be incurred with respect to such credits. Closely monitored credits are divided into four categories: (i) Special Monitoring List—investment grade credits where a covenant or trigger may be breached or is close to being breached and warrants closer monitoring; (ii) Yellow Flag List—credits that we determine to be non-investment grade but a loss or claim is unlikely; (iii) Red Flag List—credits where we do not expect an ultimate loss but a claim is possible but not probable; and (iv) Loss List—credits where we have either paid a loss or expect to suffer a loss and have recorded a case reserve. At September 30, 2008, out of over 2,700 credits in our in-force portfolio, 57 credits are in one of the four above categories. Credits that are not closely monitored credits are considered to be fundamentally sound normal risks at the present time. Credits may be placed on or removed from such lists at anytime as circumstances and credit conditions change.

The following table presents our in-force financial guarantee net par outstanding at September 30, 2008 and December 31, 2007 by internal monitoring category:

(U.S. dollars in billions, except percentages)	As of September 30, 2008		As of December 31, 2007
	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
Fundamentally sound normal risk	$116.6	83.2%	$145.2	88.0%
Closely monitored credits:
Special monitoring	4.7	3.4%	4.5	2.7%
Yellow flag	2.1	1.5%	2.4	1.4%
Red flag	1.2	0.9%	2.6	1.6%
Loss list	15.6	11.1%	10.3	6.3%

Subtotal	23.6	16.8%	19.8	12.0%

Total	$140.2	100.0%	$165.0	100.0%

The following table sets forth our in-force financial guarantee net par outstanding by S&P rating category as of September 30, 2008 and December 31, 2007:

(U.S. dollars in billions, except percentages)	As of September 30, 2008	Percent of Total Net Par Outstanding	As of December 31, 2007	Percent of Total Net Par Outstanding
Rating(1):
AAA	$41.1	29.3%	$68.4	41.5%
AA	20.4	14.5%	24.5	14.9%
A	33.4	23.8%	41.0	24.8%
BBB	32.1	22.9%	30.0	18.2%
Below investment grade	13.2	9.4%	1.1	0.6%

Total	$140.2	100.0%	$165.0	100%

(1)	Ratings represent ratings by S&P or if unrated by S&P, represent our internal ratings based on S&P ratings criteria.

Exposure to Residential Mortgage Market

We are exposed to residential mortgages directly, through our insurance guarantees of RMBS and indirectly, through our guarantees of ABS CDOs, which were primarily issued in the form of CDS contracts.

As of September 30, 2008, our total net direct exposure to RMBS aggregated approximately $9.1 billion, representing approximately 6.5% of our total in-force guaranteed net par outstanding at such date. The RMBS exposure consisted of various collateral types as set forth in the table below. The tables below also set forth our internal ratings, as well as the ratings of the rating agencies of the insured transactions at September 30, 2008. During the nine months ended September 30, 2008, we recorded an additional provision for losses of approximately $779.1 million, on a present value basis, primarily to reflect adverse development on certain of such obligations. During the year ended December 31, 2007, we recorded a provision for losses and loss adjustment expenses of $214.3 million on certain guarantees supported by HELOC and CES mortgage collateral.

As of September 30, 2008, we had 14 high-grade and 3 mezzanine ABS CDO guaranteed transactions in-force, with total net par outstanding of $14.3 billion. All of our indirect exposure to residential mortgages arises from CDOs in which our guarantees are with respect to securities having the benefit of higher than the minimum amount of subordination required under rating agency criteria in effect at the time of issue for a rating of “AAA,” based on S&P ratings. However, as a result of the actual levels of delinquencies, defaults and foreclosures on subprime mortgages substantially exceeding forecast levels, we now anticipate losses from these policies. As of September 30, 2008, our indirect subprime net exposure was approximately $4.4 billion based on the RMBS holdings within the ABS CDO collateral pools. In addition, the collateral pools of most of our ABS CDO transactions contain securities issued by other ABS CDOs. The indirect net exposure to other ABS CDOs was approximately $1.9 billion as of September 30, 2008 and a significant portion of the underlying collateral supporting these transactions consists of subprime RMBS. At September 30, 2008 and December 31, 2007, we carried derivative liabilities relating to such guarantees aggregating $1.5 billion and $1.6 billion, respectively. Also, at September 30, 2008 and December 31, 2007, management’s best estimate of anticipated claims and recoveries on such CDS contracts, net of any recoveries anticipated from purchased credit derivatives, was $2.3 billion and $645.1 million, respectively.

Set forth below is certain additional information in regard to our exposure to RMBS and CDOs:

Exposure to RMBS

The following table presents the net par outstanding for our insured RMBS portfolio by type of collateral as of September 30, 2008:

(U.S. dollars in millions)	Net Par Outstanding as of September 30, 2008	% of total
HELOC (Prime)(1)	$2,979.6	32.7%
Alt-A (1st lien)(2)	3,057.7	33.6%
Prime and Alt-A (2nd lien)(3)	1,251.0	13.8%
Subprime (1st lien)(4)	1,103.2	12.1%
Subprime (2nd lien)(5)	593.7	6.5%
Prime (1st lien) & other(6)	115.8	1.3%

Total	$9,101.0	100.0%

(1)	HELOC is an adjustable rate line of credit secured by a second lien on residential properties.

(2)	An “Alt-A” loan means a loan which is ineligible for purchase by Fannie Mae or Freddie Mac.

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

The following table presents the net par outstanding and the net notional exposure and case basis reserves for unpaid losses for our insured RMBS portfolio by year of origination (year the guarantee was underwritten and issued) as of September 30, 2008:

(U.S. dollars in billions)	2007	2006	2005	2004	Total
Subprime	$1.3	$—	$0.2	$0.2	$1.7
Prime/Alt-A	2.9	3.5	0.6	0.4	7.4

	$4.2	$3.5	$0.8	$0.6	$9.1

(U.S. dollars in millions)

Net case basis reserves for unpaid losses(1)	$288.0	$320.3	$31.4	$—	$639.7

(1)	Excludes $6.1 million relating to unpaid loss adjustment expenses.

(2)

Our model determines a future collateral loss, which added to actual collateral losses represents a total collateral loss as a percentage of the original loan balance. The total collateral loss percentage for the transactions for which we have established case reserves ranges from 14% to 48% for the HELOCs with a weighted average cumulative loss based upon remaining collateral of 27.5%; 15% to 63% for CES transactions with a weighted average cumulative loss based upon remaining collateral of 37.5%; and 11% to 24% for Alt-A lst lien transactions with a weighted average cumulative loss based upon remaining collateral of 16%.

The following tables show the current internal and rating agency ratings on all of our direct RMBS exposure by deal, grouped by collateral type. The internal ratings are based on reviews during the third quarter of 2008. Rating agencies’ ratings are current, but may not have been based on the most recent reviews.

(U.S. dollars in millions)

HELOC Prime

	Vintage	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating	Actual Cumulative Losses Through September 30, 2008	Subordination (Total Credit Enhancement)	60+ Days Delinquent(2)	Net Par Outstanding as of September 30, 2008
1	2004	bbb	BBB	A3	NR	1.5%	8.7%	7.1%	$132.2
2	2004	bbb-	BBB-	A3	NR	2.1%	6.1%	10.3%	220.3
3	2005	d	BBB-	A3	NR	7.5%	—	14.6%	339.8
4	2006	d	BBB-	Ca	NR	12.0%	—	10.9%	96.4
5	2006	d	BBB-	A3	NR	4.4%	—	13.3%	799.0
6	2006	d	BBB-	A3	NR	14.4%	—	13.2%	689.2
7	2006	d	BBB-	A3	NR	11.5%	—	10.6%	300.0
8	2007	d	BBB-	Ca	NR	19.6%	—	12.0%	402.6

Total									$2,979.6

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

(2)	Includes loans in process of foreclosure, loans where the mortgagee has filed for bankruptcy, and real estate owned.

Alt-A (1st Lien)

	Vintage	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating	Actual Cumulative Losses Through September 30, 2008	Subordination (Total Credit Enhancement)	60+ Days Delinquent(2)	Net Par Outstanding as of September 30, 2008
1	2004	aaa	AAA	Aaa	NR	1.6%	63.0%	16.3%	$0.3
2	2005	aaa	AAA	Aaa	NR	0.1%	38.7%	10.5%	55.2
3	2005	aaa	AAA	Aa2	NR	0.5%	23.3%	22.6%	36.4
4	2005	aaa	AAA	Aaa	AAA	0.2%	4.9%	3.5%	15.0

	Vintage	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating	Actual Cumulative Losses Through September 30, 2008	Subordination (Total Credit Enhancement)	60+ Days Delinquent(2)	Net Par Outstanding as of September 30, 2008
5	2005	bbb-	AAA	A1	NR	1.3%	23.4%	20.8%	$15.7
6	2005	aaa	AAA	Aaa	NR	0.4%	23.8%	23.1%	123.8
7	2006	c	AAA	Baa2	NR	0.9%	15.2%	31.3%	41.5
8	2006	bbb-	AAA	Aaa	NR	0.2%	12.1%	21.7%	86.5
9	2006	bbb-	AAA	Aaa	NR	0.9%	12.2%	14.8%	57.0
10	2006	c	AAA	Baa2	NR	1.0%	14.3%	24.8%	214.2
11	2006	bbb-	AAA	Ba1	NR	0.6%	11.8%	22.9%	180.6
12	2006	bbb-	AAA	Ba1	NR	0.8%	10.7%	25.2%	98.0
13	2006	c	AAA	B2	NR	1.0%	10.7%	26.2%	76.8
14	2006	bbb-	B	Ba2	NR	1.7%	7.8%	26.9%	100.7
15	2007	c	C	B3	AAA	1.0%	7.5%	14.1%	29.0
16	2007	c	C	Caa3	BB	1.5%	8.8%	33.9%	27.1
17	2007	b	AAA	B3	AAA	1.3%	7.5%	24.6%	27.6
18	2007	bbb-	AA-	Caa1	NR	1.9%	10.9%	34.3%	16.0
19	2007	c	C	Caa1	BB	—	15.0%	44.6%	54.7
20	2007	bbb-	AAA	Caa1	NR	2.6%	13.5%	31.9%	69.5
21	2007	aaa	A	Aa3	NR	1.6%	20.5%	21.9%	22.0
22	2007	aaa	AAA	Aaa	NR	1.3%	56.8%	25.8%	560.3
23	2007	aaa	BBB	Aaa	NR	1.1%	28.8%	12.0%	224.3
24	2007	bbb-	AAA	Aaa	AAA	0.2%	7.4%	19.5%	462.4
25	2007	aaa	AAA	Aaa	NR	—	24.0%	15.5%	463.3

Total									$3,057.8

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

(2)	Includes loans in process of foreclosure, loans where the mortgagee has filed for bankruptcy, and real estate owned.

Prime, Subprime and Alt-A (2nd lien)

	Vintage	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating	Actual Cumulative Losses Through September 30, 2008	Subordination (Total Credit Enhancement)	60+ Days Delinquent(2)	Net Par Outstanding as of September 30, 2008
1	2007	d	BBB-	A3	NR	24.3%	—	12.4%	$220.9
2	2007	c	BBB-	B2	NR	22.3%	28.0%	15.1%	213.1
3	2007	c	B	B1	NR	27.8%	16.3%	23.0%	94.0
4	2003	aaa	AAA	Aaa	NR	1.6%	62.6%	15.5%	0.2
5	2006	c	BBB-	A3	NR	1.4%	2.1%	7.6%	722.9
6	2007	c	BBB-	B2	NR	18.6%	10.0%	14.2%	198.7
7	2007	bbb-	BBB-	Baa3	NR	9.2%	32.7%	6.6%	281.4
8	2007	bbb-	BBB-	A2	NR	11.9%	42.5%	7.3%	113.5

Total									$1,844.7

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

(2)	Includes loans in process of foreclosure, loans where the mortgagee has filed for bankruptcy, and real estate owned.

Subprime (1st Lien)

	Vintage	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating	Acutal Cumulative Losses Through September 30, 2008	Subordination (Total Credit Enhancement)	60+ Days Delinquent(2)	Net Par Outstanding as of September 30, 2008
1	1999	c	D	Caa1	NR	13.3%	—	27.4%	$0.2
2	2004	a-	AA-	A2	AA	2.4%	21.8%	13.8%	37.6
3	2004	a-	AAA	Aa3	A	2.7%	39.7%	22.4%	70.5
4	2004	aaa	AAA	Aaa	AAA	2.6%	74.4%	5.7%	7.1
5	2004	aaa	AAA	Aaa	AAA	3.0%	83.8%	24.2%	36.4
6	2004	aaa	AAA	Aaa	NR	2.1%	94.6%	28.7%	6.3
7	2004	aaa	AAA	Aaa	NR	1.7%	96.7%	28.0%	5.2
8	2005	aa+	A	Aa1	AA	3.5%	32.3%	45.1%	125.3
9	2005	aaa	AAA	Aaa	NR	5.1%	58.1%	45.2%	21.3
10	2005	aaa	AAA	Aaa	NR	3.0%	53.8%	27.4%	6.5
11	2005	aa+	A	Aa1	AA	3.2%	32.3%	37.0%	91.5
12	2007	bbb-	B	Ba1	NR	1.7%	19.0%	31.8%	54.7
13	2007	bbb-	A	Baa1	NR	3.3%	16.5%	25.1%	563.4
14	2007	bbb-	A	Aa3	NR	1.8%	22.0%	31.3%	77.2

Total									$1,103.2

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

(2)	Includes loans in process of foreclosure, loans where the mortgagee has filed for bankruptcy, and real estate owned.

Prime (1st Lien) and other

	Vintage	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating	Actual Cumulative Losses Through September 30, 2008	Subordination (Total Credit Enhancement)	60+ Days Delinquent(2)	Net Par Outstanding as of September 30, 2008
1	2004	aa	AAA	Aa1	NR	1.2%	41.0%	11.6%	$1.7
2	2004	aaa	AAA	Aaa	AAA	—	4.3%	4.3%	14.7
3	2004	aaa	AAA	Aaa	NR	0.05%	22.2%	6.30%	8.2
4	2004	aaa	AAA	Aaa	AAA	—	3.5%	0.8%	14.8
5	2004	aaa	AAA	Aaa	AAA	—	3.5%	0.8%	9.8
6	2007	bbb	BBB	Baa2	BBB	—	16.6%	1.7%	66.5

Total									$115.8

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

(2)	Includes loans in process of foreclosure, loans where the mortgagee has filed for bankruptcy, and real estate owned

Exposure to CDOs

The following table presents the net notional exposure of our guaranteed CDOs by rating as of September 30, 2008:

(U.S. dollars in billions)	Net Par Outstanding as of September 30, 2008	% of Total
AAA(1)(2)	$28.2	65.8%
AA(1)	2.5	5.9%
A(1)	0.2	0.5%
BBB and lower	11.9	27.8%

Total	$42.8	100.0%

(1)	Based on S&P ratings if available and internal Syncora Holdings ratings if no S&P rating is available.

(2)	Also includes exposure considered to be “super senior” where the underlying credit support exceeds the “AAA” guidelines set by S&P.

The following table presents the net notional exposure of our guaranteed CDOs by type of referenced asset as of September 30, 2008:

(U.S. dollars in billions)	Net Par Outstanding as of September 30, 2008	% of Total	# of Transactions
ABS CDO(1)(2)(7)(8)	$14.3	33.3%	17
CLO(1)(3)	14.0	32.8%	61
Investment-grade corporate CDO(1)(4)	5.8	13.5%	22
CDO of CDO(1)(5)	1.5	3.5%	9
CMBS(1)(6)	4.9	11.6%	8
Other	2.3	5.3%	16

Total	$42.8	100.0%	133

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

(8)

Includes $14.0 billion secured primarily by “AAA”, “AA”, and “A” rated RMBS collateral at inception and $0.3 billion secured primarily by “BBB” rated RMBS collateral at inception. Ratings represent the lower of ratings by S&P or Moody’s.

The following table presents the net notional exposure of our ABS CDO(1) portfolio by vintage (year the CDO was issued) as of September 30, 2008:

(U.S. dollars in billions)	2007	2006	2005	2004	2003	2002	Total
High Grade(2)	$5.5	$6.8	$0.9	$0.8	$—	$—	$14.0
Mezzanine(3)	—	—	—	0.1	0.1	0.1	0.3

Total	$5.5	$6.8	$0.9	$0.9	$0.1	$0.1	$14.3

(1)	Represents ABS CDOs with greater than 50% RMBS collateral.

(2)	ABS CDOs secured primarily by “AAA,” “AA,” and “A” rated RMBS collateral at inception.

(3)	ABS CDOs secured primarily by “BBB” rated RMBS collateral at inception.

The following table presents the net notional exposure of our ABS CDO portfolio by referenced asset type as of September 30, 2008:

(U.S. dollars in billions)	Net Notional Outstanding as of September 30, 2008	% of Total
Prime & Midprime RMBS(1)	$5.7	40.1%
Subprime RMBS(2)	4.4	30.9%
CDO(3)	2.5	17.3%
CMBS(4)	1.3	9.1%
Other ABS(5)	0.4	2.6%

Total	$14.3	100.0%

(1)

Prime RMBS includes securities with a weighted average Fair Isaac’s Credit Organization (“FICO”) score at or above 700 per third party data sources. Midprime RMBS includes securities with a weighted average FICO score below 700 but above 640 per third party data sources.

(2)	Subprime RMBS includes securities with a weighted average FICO score of 640 or below per third party data sources.

(3)	CDO includes ABS CDOs, CLOs, commercial real estate/CMBS CDOs, trust preferred securities CDOs, emerging markets CDOs and other CDOs.

(4)	CMBS refers to commercial mortgage-backed securities.

(5)	Other ABS includes credit card, student loan, small business loan and other non-mortgage securitizations.

The following table presents the net notional exposure of the referenced assets underlying our ABS CDO portfolio by rating as of September 30, 2008:

(U.S. dollars in billions)	Net Notional Outstanding as of September 30, 2008	% of Total
Ratings(1)
AAA	$2.9	20.1%
AA	3.0	21.5%
A	1.3	8.8%
BBB & lower	7.1	49.6%

Total	$14.3	100.0%

(1)	Ratings represent the lower of ratings by S&P or Moody’s as of September 30, 2008.

The following table presents ratings information for each of our 17 guaranteed ABS CDOs as of September 30, 2008:

Deal #	Vintage	Deal Type	Net Par Outstanding as of September 30, 2008	Notes Wrapped	Original Subordination	Current Subord- ination(1)	Event of Default Declared(2)	S&P(3)		Moody’s(3)		Fitch(3)		Internal Rating(3)		Net Derivative Liability at September 30, 2008
								Original Rating	Current Rating	Original Rating	Current Rating	Original Rating	Current Rating	Original Rating	Current Rating
(U.S. dollars in millions)
High Grade ABS CDOs CRMBS > 50%
1	2004	CDO of High Grade ABS	$826.2	A1A, A1B	11.0%	11.9%	no	AAA	AA+	Aaa	Aa1/*-	—	—	aaa	BIG	$66.9
2	2005	CDO of High Grade ABS	251.8	B	4.1%	19.6%	no	AAA	AAA	—	—	—	—	aaa	aaa	10.1
3	2005	CDO of High Grade ABS	661.8	A1M, A1Q	19.2%	19.0%	yes	AAA	AAA	Aaa	Aa1/*-	—	—	aaa	BIG	58.5
4	2006	CDO of High Grade ABS	1,312.7	A1	11.8%	7.7%	yes	AAA	B-/*-	Aaa	Ba2/*-	—	—	aaa	BIG	149.2
5	2006	CDO of High Grade ABS	974.7	—	11.5%	10.7%	no	AAA	BBB-	Aaa	See Below(4)	—	—	aaa	BIG/bbb	108.7
6	2006	CDO of High Grade ABS	1,324.6	A1M, A1Q	11.1%	9.8%	yes	AAA	BBB/*-	Aaa	Ba3/*-	—	—	aaa	BIG	139.3
7	2006	CDO of High Grade ABS	1,191.5	A1A, A1B	5.8%	1.8%	no	AAA	BB+/B-	Aaa	Ba3/*-/B2/*-	—	—	aaa	BIG	127.2
8	2006	CDO of High Grade ABS	1,034.3	A1	13.9%	15.1%	no	AAA	BB/*-	Aaa	B1/*-	—	—	aaa	BIG	115.8
9	2006	CDO of High Grade ABS	953.4	A1A-D	6.0%	2.3%	yes	A-1+/AAA	CCC+/*-	P-1/Aaa	B2/*-	—	—	aaa	BIG	120.4
10	2007	CDO of High Grade ABS	1,262.3	—	14.0%	8.8%	no	AAA	AA+/A+	Aaa	Aa3/*-, B1/*-	—	—	aaa	BIG/bbb	133.0
11	2007	CDO of High Grade ABS	1,795.2	A1B	9.8%	7.0%	yes	A-1+	BBB/*-	P-1	B2/*-	—	—	aaa	BIG	185.4
12	2007	CDO of High Grade ABS	823.6	A1LA	17.0%	13.6%	yes	AAA	BB-/*-	Aaa	B1/*-	—	—	aaa	BIG	99.3
13	2007	CDO of High Grade ABS	832.9	A1	15.0%	14.1%	yes	AAA	BB/*-	Aaa	Baa2/*-	—	—	aaa	BIG	89.6
14	2007	CDO of High Grade ABS	780.5	A1S	20.0%	20.7%	yes	AAA	BB+/*-	Aaa	A2/*-	—	—	aaa	bbb	83.2

		Subtotal High Grade ABS CDOs	14,025.5													1,486.6

Mezzanine ABS CDOs (RMBS >50%)
15	2002	CDO of Mezz ABS	86.5	A1	25.0%	30.8%	no	AAA	AAA	Aaa	Aa2/*-	—	—	aaa	BIG	—
16	2003	CDO of Mezz ABS(5)	78.0	A1	20.1%	30.3%	no	AAA	AAA	Aaa	Baa3/*-	—	—	aaa	BIG	8.2
17	2004	CDO of Mezz ABS	84.7	A1	30.0%	37.7%	no	AAA	AAA	Aaa	Aaa	—	—	aaa	bbb	0.9

		Subtotal Mezzanine ABS CDOs	249.2													9.1

Total			$14,274.7													$1,495.7

(1)	Subordination is calculated based on the par value of the CDO’s assets including cash in the principal account per September 2008 reported data.

(2)	Event of Default determination current as of October 30, 2008.

(3)	S&P, Moody’s, Fitch and the Company’s internal ratings current as of October 23, 2008. “/*-” indicates rating is on review for downgrade.

(4)	The Company wraps three tranches of the transaction with Moody’s ratings of Baa1/*-, B3/*- and Caa3/*- as of October 23, 2008.

(5)	Transaction is preinsured by another monoline financial guarantee insurance company.

Note: The Company has additional exposure to three pre-2003 vintage mezzanine ABS CDOs with collateral pools consisting of less than 50% RMBS. The aggregate net par insured for these deals totaled $49.8 million as of September 30, 2008.

The following table presents our CDO squared exposure as of September 30, 2008:

(U.S. dollars in millions)			Current Subordination(1)	Ratings (Moody’s/ S&P)(2)	Internal Rating(3)	% CDO Collateral	% ABS Collateral	% Corp. Collateral	CDO Collateral Composition as a % of the Deal								Net Derivative Liability at Sepbember 30, 2008
Deal #	Vintage	Net Notional Outstanding							High Grade ABS CDO	Mezz ABS CDO	CLO	CBO	CDO of CDO	EM CDO	Trups	CRE CDO
1	2006	$150.0	39.7%	(4)	bbb	100.0%	0.0%	0.0%	4.8%	6.7%	88.4%	0.0%	0.0%	0.0%	0.0%	0.0%	$10.1
2	2005	135.2	38.2%	Aaa/AAA	bbb	96.1%	3.9%	0.0%	6.2%	2.6%	75.6%	2.3%	3.0%	4.1%	0.0%	2.4%	5.2
3	2005	454.5	37.7%	Aaa/AAA	BIG	80.8%	19.2%	0.0%	4.1%	26.0%	31.5%	6.8%	2.7%	0.0%	8.2%	1.4%	25.0
4	2005	151.9	40.8%	A1 /*-/BBB-	BIG	100.0%	0.0%	0.0%	25.4%	13.0%	41.3%	3.9%	5.0%	5.4%	6.0%	0.0%	22.9
5	2004	107.0	28.3%	Aaa/AAA	bbb	100.0%	0.0%	0.0%	0.0%	2.3%	84.6%	11.3%	0.0%	1.8%	0.0%	0.0%	—
6	2003	248.0	23.7%	Aaa/AAA	aaa	99.7%	0.0%	0.3%	0.0%	0.1%	75.1%	24.6%	0.0%	0.0%	0.0%	0.0%	—
7	2002	210.9	10.6%	NR/AAA	aaa	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	2.0
8	2002	23.1	75.5%	Aa1/AAA	aa-	100.0%	0.0%	0.0%	0.0%	15.9%	55.2%	18.6%	0.0%	10.3%	0.0%	0.0%	—
9	2000	4.6	83.9%	Aaa/AAA	aaa	100.0%	0.0%	0.0%	0.0%	0.0%	24.8%	75.2%	0.0%	0.0%	0.0%	0.0%	—

Total		$1,485.2	32.1%	Weighted Averages		93.7%	6.2%	0.0%	4.9%	10.6%	63.4%	8.1%	1.6%	1.2%	3.1%	0.6%	$65.2

(1)	Subordination is calculated based on the par value of the CDO’s assets including cash in the principal account per September 2008 reported data.

(2)	Moody’s and S&P ratings as of October 30, 2008. The symbol “/*-” indicates rating is on review for downgrade.

(3)	Syncora Holdings internal ratings as of October 30, 2008. “BIG” indicates a rating of below investment grade.

(4)	Ratings not shown due to confidentiality provisions.

Anticipated Claims Payable and Anticipated Recoveries On Credit Derivatives

Following is a discussion of the CDS contracts on which we anticipate incurring claims:

At December 31, 2007 management estimated that we would incur anticipated claims and recoveries resulting in losses of $829.8 million, on a present value basis, on our in-force guarantees of ABS CDOs at such date. The net present value loss represents: (i) the net present value of anticipated claims expected to be paid subsequent to the measurement date, less (ii) the net present value of expected recoveries subsequent to the measurement date, and the net present value of installment premiums due from the counterparties to such guarantees subsequent to the measurement date. There have been no claims made or paid on these transactions to date. During the three and nine month periods ended September 30, 2008, we recorded an increase in net anticipated claims of $981.1 million and $1,946.8 million, respectively. The amount of net anticipated claims and recoveries was based on assumptions and estimates extending over many years into the future. Such estimates are subject to the inherent limitation on our ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of claims and recoveries will vary, perhaps materially, from any estimate. As of September 30, 2008, no credit event (that is, an event that would trigger a payment obligation) has occurred with respect to these transactions. Management continues to monitor the exposure and will revise its estimates if necessary, as new information becomes available.

Substantially all of the Syncora Guarantee’s CDS contracts have mark-to-market termination payments following the occurrence of events that are outside Syncora Guarantee’s control, such as Syncora Guarantee being placed into receivership or rehabilitation by the NYID or the NYID taking control of Syncora Guarantee or, in limited cases Syncora Guarantee’s insolvency. There can be no assurance that counterparties to the Syncora Guarantee’s CDS contracts will not assert that events have occurred which require Syncora Guarantee to make mark-to-market termination payments. If such events were to occur, the aggregate termination payments that we would be required to pay would significantly exceed our estimates of anticipated claims and recoveries discussed above, as well as our ability to make such payments and, accordingly, such events would have a material adverse effect on our financial position and results of operations.

Anticipated claims and recoveries on our ABS CDO portfolio were estimated based on detailed cash flow modeling of expected monthly cash flows for loans that are referenced in our ABS CDOs. ABS CDOs that we guarantee are highly complex structured transactions, the performance of which depends on a wide variety of factors outside of our control. Our estimate of anticipated claims and recoveries on these transactions was based on sophisticated financial models, generated internally and supplemented by models generated by third parties, to estimate future credit performance of the underlying assets, and to evaluate structures, rights and our potential obligations over time. The modeling of multi-sector CDOs requires analysis of both direct ABS as well as CDO collateral within the multisector CDOs, known as “inner securitizations,” and we do not consistently have access to all the detailed information necessary to project every component of each inner securitization. Therefore, in some cases we put greater reliance on the models and analysis of third party market participants and are not able to fully, independently and precisely verify each data point. In addition, many of these financial models include, and rely on, a number of assumptions, many of which are difficult to estimate and are subject to change, and even small alterations in the underlying assumptions of the model can have a significant impact on its results. Moreover, the performance of the securities we guarantee depends on a wide variety of factors which are outside our control, including the liquidity and performance of the collateral underlying such securities, the correlation of assets within collateral pools, the performance or non-performance of other transaction participants (including third-party servicers) and the exercise of control or other rights held by other transaction participants.

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

•

Syncora estimates losses on RMBS collateral within ABS CDOs by using an internally-developed model. This model forecasts potential losses at the individual RMBS bond, or CUSIP, level. Syncora applied this model to loan-level data provided by Loan Performance Systems (“LPS”). The relevant data pertains to a large sample of mortgage loans contained in sub-prime RMBS issued in 2006 and 2007. As of September 30, 2008, our model forecast average cumulative losses for 2006 and 2007 subprime RMBS securities reflected in the LPS population was 21% (with a range from 12% to 37%) and 23% (with a range from 14% to 37%), respectively.

See “—Overview of Our Business—Recent Developments, Continuing Risks and Uncertainties, Our Ability to Continue as a Going Concern, and Ongoing Strategic Plan”.

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

An understanding of our accounting policies for these items is of critical importance to understanding our unaudited interim consolidated financial statements. There has been no material change with respect to our critical accounting policies and estimates from that disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. However, in light of the adoption of SFAS 157 and the significance of the change in the fair value of our CDS contracts during the three and nine months ended September 30, 2008, see Note 5 to the unaudited interim consolidated financial statements for a discussion of our accounting policy in regard to the valuation of derivative financial instruments. In addition, see Note 12 to the unaudited interim consolidated financial statements for a discussion of the principal drivers of additional adverse loss development recorded by us during the three and nine months ended September 30, 2008 and the sensitivity of assumptions underlying such estimates. This information should be read in conjunction with the notes to our unaudited interim consolidated financial statements.

Segments

Prior to the transactions described above (see “—Overview of Our Business—Recent Developments, Agreements and Related Transactions, Ongoing Strategic Plan, and Continuing Risks and Uncertainties”), the Company’s business activities were organized and managed in two operating segments: financial guarantee insurance and financial guarantee reinsurance. Following such transactions the Company’s business is managed as one operating segment.

Results of Operations

Consolidated Results of Operations

The following table presents summary consolidated statement of operations data for the three and nine months ended September 30, 2008 and 2007:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Net premiums earned	$59,183	$44,774	$238,583	$128,689
Net investment income	36,645	31,621	100,497	88,009
Net realized gains (losses) on investments	(64,656)	8	(72,343)	(1,534)
Change in fair value of derivatives
Realized gains and losses and other settlements	(353,048)	13,403	(138,727)	30,059
Unrealized losses	(705,420)	(144,903)	(1,141,726)	(175,894)

Net change in fair value of derivatives	(1,058,468)	(131,500)	(1,280,453)	(145,835)
Fee income and other	11	—	2,242	85

Total revenues	(1,027,285)	(55,097)	(1,011,474)	69,414

Expenses
Net losses and loss adjustment expenses	213,019	5,437	710,154	5,777
Acquisition costs, net	7,998	4,394	19,845	12,143
Loss on commutation of reinsurance agreements	42,381	—	42,381	—
Operating expenses	84,082	25,604	176,338	76,227

Total expenses	347,480	35,435	948,718	94,147

Loss before income tax benefit and minority interest	(1,374,765)	(90,532)	(1,960,192)	(24,733)
Income tax benefit	(1,229)	(9,885)	(1,229)	(9,174)

Loss before minority interest	(1,373,536)	(80,647)	(1,958,963)	(15,559)
Minority interest—dividends on redeemable preferred shares	1,200	805	5,432	2,723

Net loss	(1,374,736)	(81,452)	(1,964,395)	(18,282)
Dividends on Series A perpetual non-cumulative preference shares	—	8,409	—	8,409
Gain on redemption of Series A redeemable preferred shares of subsidiary	36,075	—	36,075	—

Net loss available to common shareholders	$(1,338,661)	$(89,861)	$(1,928,320)	$(26,691)

Discussion of Consolidated Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Summary Discussion of Consolidated Results of Operations

Net loss available to common shareholders for the three months ended September 30, 2008 was $1,338.7 million, an increase of $1,248.8 million from a net loss of $89.9 million reported during the same period in 2007. The net loss available to common shareholders for the three months ended September 30, 2008 included $64.7 million of net realized losses on investments, as compared to net realized gains on investments of approximately $8 thousand recorded during the same period in 2007. In addition, also included in net loss available to common shareholders for the three months ended September 30, 2008 was a net loss of $1,058.5 million attributable to the net change in fair value of our CDS contracts during the period, as compared to a net loss of $131.5 million recorded in the comparable period in 2007. The net change in fair value of derivatives recorded during the three months ended September 30, 2008 consisted of net unrealized losses of $705.4 million and net realized losses of $353.0 million. See “—Anticipated Claims Payable and Anticipated Recoveries On Credit Derivatives” for information on the amount of losses we expect to incur on our CDS contracts.

The increase in net loss available to common shareholders of $1,248.8 million for the three months ended September 30, 2008, as compared to the same period in 2007, was primarily attributable to: (i) a net loss of $1,058.5 million attributable to the net change in fair value of CDS contracts during the period, as compared to a net loss of $131.5 million recorded in the comparable period in 2007, (ii) higher net losses and loss adjustment expenses of $207.6 million primarily due to adverse development relating to certain of our insured obligations which are supported by HELOC, CES or Alt-A mortgage collateral, (iii) higher operating expenses of $58.5 million resulting primarily from substantially higher expenses for professional services (including: legal, financial advisory, consulting, and accounting services) in connection with the transactions contemplated by the Agreements and the related transactions, as well as ongoing restructuring efforts and a charge for the abandonment of certain leased office premises, (iv) net realized losses on investments of $64.7 million primarily due to other than temporary impairment charges during the period, (v) a charge of $42.4 million related to the commutation, in connection with the transactions contemplated by the Agreement and related transactions, of certain affiliated and non-affiliated reinsurance agreements, and (vi) higher net acquisition costs of $3.6 million due primarily to accelerated amortization of deferred costs associated with refunded policies, offset in part by, (vi) higher earned premiums of $14.4 million driven by refundings, calls and other accelerations, offset in part by lower assumed premiums earned, and (vii) an increase in net investment income of $5.0 million reflecting a significant period over period increase in average invested assets.

Net premiums earned for the three months ended September 30, 2008 of $59.2 million included $20.8 million of earnings from refundings of insured obligations and other accelerations (or $19.6 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings and other accelerations). Net premiums earned for the three months ended September 30, 2007 of $44.8 million included $5.0 million of earnings from refundings of insured obligations and other accelerations (or $5.0 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings and other accelerations).

Detailed Discussion of Consolidated and Segment Results of Operations by Financial Statement Line Item

Guarantee Premiums Written

Guarantee premiums written during the period include: (i) premiums received upfront on insurance policies and CDS contracts written during the period, (ii) installment premiums due during the period on in-force insurance policies and CDS contracts that were written prior to the period, and (iii) installment premiums due during the period on insurance policies and CDS contracts written during the period. Guarantee premiums written during the period do not include installment premiums due in future periods. Accordingly, our guarantee premiums written during any period are a function of the type and volume of contracts we write (upfront versus installment), as well as prevailing market prices. We suspended substantially all new business production since January of 2008 as a result of downgrades of our IFS ratings by the rating agencies and material adverse effects on our results of operations and financial condition resulting from the deterioration in the credit markets and the mortgage market specifically in the second half of 2007, which accelerated in the fourth quarter of 2007 and continued to deteriorate through 2008. See “—Overview of Our Business—Recent Developments, Continuing Risks and Uncertainties, Our Ability to Continue as a Going Concern, and Ongoing Strategic Plan”.

The following table presents, for the three months ended September 30, 2008 and 2007, the amount of guarantee premiums written attributable to upfront and installment insurance policies and CDS contracts:

	Three Months Ended September 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums written:
Upfront policies/contracts	$—	$49,715
Installment policies/contracts	32,351	38,420

Total	32,351	88,135
Less: Premiums received or receivable on CDS contracts issued	(13,951)	(17,905)

Gross premiums written	$18,400	$70,230

Guarantee premiums written were $32.4 million for the three months ended September 30, 2008, a decrease of $55.8 million, or 63.3%, as compared to $88.1 million recorded in the comparable period in 2007. The decrease was primarily due to lower upfront guarantee premiums written of $49.7 million resulting from our decision to suspend the production of substantially all new business and lower installment guarantee premiums of $6.1 million due to the lower period over period in-force business. See “—Overview of Our Business—Recent Developments, Continuing Risks and Uncertainties, Our Ability to Continue as a Going Concern, and Ongoing Strategic Plan”.

Guarantee Premiums Assumed

The following table presents, for the three months ended September 30, 2008 and 2007, the amount of guarantee premiums assumed from affiliates of FSA, XLI and other third-party primary companies:

	Three Months Ended September 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums assumed:
Affiliates of FSA	$3,541	$19,629
XLI	205	197
Third-party companies	1,189	2,819

Total	4,935	22,645
Less: Premiums received or receivable on CDS contracts issued	(37)	(46)

Reinsurance premiums assumed	$4,898	$22,599

The following table presents, for the three months ended September 30, 2008 and 2007, the amount of guarantee premiums assumed attributable to upfront and installment policies and contracts:

	Three Months Ended September 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums assumed:
Upfront policies/contracts	$—	$18,297
Installment policies/contracts	4,935	4,348

Total	4,935	22,645
Less: Premiums received or receivable on CDS contracts issued	(37)	(46)

Reinsurance premiums assumed	$4,898	$22,599

Guarantee premiums assumed were $4.9 million for the three months ended September 30, 2008, a decrease of $17.7 million, as compared to $22.6 million recorded in the comparable period in 2007. The decrease is primarily attributable our decision to suspend the production of substantially all new business. Our assumed business was generally structured on a facultative basis. See “—Overview of Our Business—Recent Developments, Continuing Risks and Uncertainties, Our Ability to Continue as a Going Concern, and Ongoing Strategic Plan”.

Guarantee Premiums Ceded

We managed our in-force business based on single-risk limits to avoid concentration in single names and to mitigate event risk. For transactions that exceeded our single-risk limits, we historically ceded the excess to XLI, XL Reinsurance America, Inc. (“XL RE AM”), an indirect wholly-owned subsidiary of XL Capital, or third-party reinsurers. Through these cessions, we were able to manage large single risks and reduce concentration in specific bond sectors, geographic regions, and to specific issuers. However, in connection with the transactions contemplated by the Agreements and related transactions, we commuted substantially all our ceded reinsurance arrangements. See “—Overview of Our Business—Recent Developments, Continuing Risks and Uncertainties, Our Ability to Continue as a Going Concern, and Ongoing Strategic Plan”.

The following table presents, for the three months ended September 30, 2008 and 2007, the amount of guarantee premiums ceded to XLI, XL RE AM and other third-party reinsurers:

	Three Months Ended September 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums ceded:
XLI	$69	$17,778
XL RE AM	42	643
Third-party reinsurers	166	7,125

Total	277	25,546
Less: Premiums paid or payable on CDS contracts purchased	(192)	(1,108)

Ceded premiums	$85	$24,438

Guarantee premiums ceded were $0.3 million for the three months ended September 30, 2008, a decrease of $25.2 million, as compared to the prior year period. The decrease is primarily attributable to the commutation of substantially all our ceded reinsurance arrangements as part of the transactions contemplated by the Agreements and related transactions. The remaining decrease in guaranteed premiums ceded reflects our decision to suspend the production of substantially all new business. See “—Overview of Our Business—Recent Developments, Continuing Risks and Uncertainties, Our Ability to Continue as a Going Concern, and Ongoing Strategic Plan”.

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

The following table presents, for the three months ended September 30, 2008 and 2007, the amount of guarantee premiums earned attributable to upfront and installment policies and net premiums earned:

	Three Months Ended September 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums earned:
Upfront policies/contracts	$36,256	$21,684
Installment policies/contracts	37,708	36,493

Total	73,964	58,177
Less: Earned premiums on CDS contracts	(14,781)	(13,403)

Net premiums earned	$59,183	$44,774

Net premiums earned were $59.2 million for the three months ended September 30, 2008, an increase of $14.4 million, or 32.2%, as compared to $44.8 million in the comparable period in 2007. The increase in net premiums earned was attributable to higher guarantee premiums earned in our upfront policies of $14.6 million. Higher guarantee premiums earned in our upfront policies was primarily attributable to an increase in refundings, calls, and other accelerations during the period of $15.8 million. Guarantee premiums earned in our installment policies increased by $1.2 million, as compared to the comparable period in 2007.

Net Investment Income

Net investment income was $36.6 million for the three months ended September 30, 2008, an increase of $5.0 million, or 15.9%, as compared to $31.6 million in the comparable period in 2007. The increase in net investment income was due primarily to higher average invested assets, partially offset by lower average yields resulting from higher balances of cash and cash equivalents. The increase in our average invested assets period over period was primarily attributable to net proceeds of approximately $1.4 billion received by us in connection with the transactions contemplated by the Agreements and related transactions (see “—Overview of Our Business—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information”), as well as the net proceeds from the issuance of Syncora Guarantee Re’s non-cumulative perpetual series B preferred shares (the “Series B Preferred Shares”) on February 11, 2008, which shares are now preferred shares of Syncora Guarantee. See “—Liquidity and Capital Resources—Liquidity Resources—Syncora Guarantee Capital Facility.”

The following tables present net investment income, average invested assets and the effective yield on our average invested assets, and the weighted average duration of our invested assets as of and for the three months ended September 30, 2008 and 2007. See “—Investments” for information regarding the credit quality of our debt securities.

	Three Months Ended September 30,
	2008	2007
(U.S. dollars in thousands)
Net investment income	$36,645	$31,621
Average invested assets(1)	$3,249,137	$2,539,785
Effective yield(2)	4.51%	4.98%

(1)	Represents the monthly average of the amortized cost of debt securities, short-term investments and cash and cash equivalents for the respective periods.

(2)	Effective yield represents net investment income as a percentage of average invested assets during the period on an annualized basis.

	As of September 30,
	2008	2007
Weighted average duration in years	1.9	3.4

Net Realized Losses on Investments

Net realized losses on investments were $64.7 million for the three months ended September 30, 2008. There were no significant losses realized during the three months eneded September 30, 2007. The net losses realized during the three months ended September 30, 2008 were primarily attributable to other than temporary impairment charges of $64.7 on our investments in debt securities. In light of the significant risks and uncertainties facing us (see “—Overview of Our Business—Recent Developments, Continuing Risks and Uncertainties, Our Ability to Continue as a Going Concern, and Ongoing Strategic Plan”), if we become unable to continue to assert our intent and ability to hold our investments in debt securities which are in an unrealized loss position until they recover in value, we will be required to recognize a charge to our earnings for the amount of such unrealized loss. There can be no assurance that we will be able to continue to make this assertion. See “—Investments” and Note 8 to our unaudited interim consolidated financial statements.

Net Change in Fair Value of Derivatives

Our derivative financial instruments consist of our CDS contracts. In addition, prior to its exercise on February 11, 2008, the put option under Syncora Guarantee’s capital facility was required to be accounted for at fair value. See “—Liquidity and Capital Resources—Liquidity Resources—Syncora Guarantee Capital Facility.” The change in fair value of our CDS contracts and the aforementioned put option are included for reporting purposes in the “Net change in fair value of derivatives” line item in the unaudited interim consolidated statement of operations. This line item consists of two components, which are also separately presented in the statement of operations: (1) “Realized gains and losses and other settlements” and (2) “Unrealized gains and losses.” The “Realized gains and losses and other settlements” component includes (i) net premiums received and receivable on issued credit derivatives, (ii) net premiums paid and payable on purchased credit derivatives, (iii) losses paid and payable to credit derivative counterparties due to the occurrence of a credit event or settlement, and (iv) losses recovered and recoverable on purchased credit derivatives due to the occurrence of a credit event. The “Unrealized gains and losses” component includes anticipated claims payable and anticipated recoveries, as well as all other changes in fair value. See Notes 4 and 5 to the unaudited interim consolidated financial statements.

The net change in fair value of derivatives was a net loss of $1,058.5 million for the three months ended September 30, 2008, as compared to a net loss of $131.5 million in the comparable period in 2007. The components of these balances are as follows:

(U.S. dollars in thousands)	(Unaudited) Three Months Ended September 30,
	2008	2007
Change in fair value of derivatives:
Realized gains and losses and other settlements	$(353,048)	$13,403
Unrealized losses.	(705,420)	(144,903)

Net change in fair value of derivatives	$(1,058,468)	$(131,500)

The realized loss of $353.0 million in the table above consists primarily of: (i) a realized loss of $500.0 million incurred in connection with the termination of the Swaps with Merrill Lynch and MLI, (ii) net of gains of $147.0 million resulting from the commutation of certain back-to-back arrangements with affiliates of XL Capital and certain non-affiliates of the Company in connection with the transactions contemplated by the Agreements and related transactions (see “—Overview of Our Business—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information—Summary Financial Information”), and (iii) earned premiums from our in-force CDS contracts (see “—Guarantee Premiums Earned and Net Premiums Earned” above).

Unrealized losses on derivatives in the table above reflect the reversal of the carrying value of derivative contracts which were settled or commuted, as well as the change in the fair value of our in-force CDS contracts during the period. Included in our unrealized losses on derivatives is an increase in our net derivative liability of approximately $4.0 billion at September 30, 2008 relating to the change in the risk of non-performance by us as implied by the market price of buying credit protection on Syncora Guarantee at September 30, 2008, as compared to June 30, 2008. The increase in unrealized loss primarily relates to an increase in our derivative liabilities associated with our CDS contracts guarantees which reference ABS CDOs, CLOs, CDO of CDOs, preinsured CDOs, and synthetic CMBS CDOs. With the exception of ABS CDOs, the increase in such liabilities primarily relates to the widening of the ABX or CDX indices. In regard to our derivative liabilities associated with ABS CDOs, the increase primarily relates to lower broker quotes on the underlying referenced obligations. For additional information see “—Exposure to Residential Mortgage Market” and Note 5 to the unaudited interim consolidated financial statements for additional information.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses include current year net losses incurred and adverse or favorable development of prior year net losses and loss adjustment expenses reserves. The following table presents, for the periods indicated, the activity in our reserves for losses and loss adjustment expenses, net of reinsurance:

(U.S. dollars in thousands)
Beginning balance, July 1, 2008	$609,328
Case reserve provision	207,300
Loss adjustment expense reserve provision	3,719
Unallocated reserve provision	2,000

Net losses and loss adjustment expenses	213,019
Effect of commuting certain reinsurance agreements(1) and paid losses and loss adjustment expenses	(16,777)

Ending balance, September 30, 2008	$805,570

Beginning balance, July 1, 2007	$76,695
Case reserve provision	12
Loss adjustment expense reserve provision	1,115
Unallocated reserve provision	4,310

Net losses and loss adjustment expenses	5,437
Paid losses and loss adjustment expenses	(1,158)

Ending balance, September 30, 2007	$80,974

(1)

Represent the effect on our reserves for unpaid losses and loss adjustment expenses of commuting certain reinsurance agreements in connection with the transactions contemplated by the Agreements and related transactions. See “—Overview of Our Business—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information”.

Net losses and loss adjustment expenses were $213.0 milllion for the three months ended September 30, 2008, an increase of $207.6 million, as compared to $5.4 million recorded in the comparable period in 2007. Higher net losses and loss adjustment expenses during the three months ended September 30, 2008 primarily resulted from a provision for adverse case basis loss development of $211.4 million (none of such reserves are ceded because as a result of the transactions contemplated by the Agreements and related transactions the Company commuted substantially all of its reinsurance — see “—Overview of Our Business—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information) relating to certain of our insured obligations which are supported by HELOC, CES or Alt-A mortgage collateral. The adverse development recorded during the three-month period ended September 30, 2008 was primarily attributable to increased delinquencies and losses, as well as the bankruptcy of Lehman Brothers Holdings Inc., which was a sponsor of certain of the securitized debt obligations we guaranteed. During the three months ended September 30, 2007, net losses and loss adjustment expenses were primarily driven by provisions for unallocated reserves. See Note 12 to the unaudited interim consolidated financial statements.

Acquisition Costs, Net

As a result of our decision to suspend writing new business there were no operating costs deferred during the three months ended September 30, 2008 and there will be no such costs deferred in the future unless we can recommence writing new business. The following table presents the components of net acquisition costs during the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
(U.S. dollars in thousands)
Amortization of deferred acquisition costs and ceding commissions:
Acquisition costs	$8,350	$6,551
Ceding commissions	(352)	(2,157)

Net acquisition costs	$7,998	$4,394

Capitalized acquisition costs consist of premium and excise taxes, rating agency fees and legal costs associated with the production of business in prior periods, as well as a portion of compensation, travel and entertainment and marketing costs. Such capitalized acquisition costs are reduced by ceding commission income on premiums ceded to reinsurers.

Acquisition costs, net increased $3.6 million or 82.0% for the three months ended September 30, 2008, as compared to the same period in 2007. The increase was primarily due to accelerated amortization of deferred acquisition costs due to refundings, calls and other accelerations. Ceding commission revenue decreased due to the decrease in ceded premiums earned as a result of the commutation agreements that closed in the quarter ended September 30, 2008.

Loss on Commutation of Reinsurance Agreements

The loss on commutation of reinsurance agreements during the three months ended September 30, 2008 of $42.4 million resulted from the transactions contemplated by the Agreements and related transactions. See “—Overview of Our Business—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information” for details.

Operating Expenses

Total operating expenses were $84.1 million for the three months ended September 30, 2008, an increase of $58.5 million or 229%, as compared to $25.6 million for the comparable period in 2007. The increase in operating expenses resulted primarily from: (i) substantially higher expenses for professional services (including: legal, financial advisory, consulting, and audit and tax services) of approximately $33.2 million in connection with the transactions contemplated by the Agreements and the related transactions, as well as ongoing restructuring efforts, and (ii) a charge for the abandonment of certain leased office premises of approximately $13.3 million:

Minority Interest—Dividends on Preferred Shares of Subsidiary

Minority interest consists of the Series A redeemable preferred shares and the Series B Preferred Shares issued by Syncora Guarantee Re. In connection with the merger of Syncora Guarantee Re with and into Syncora Guarantee, the Series A preferred shares were cancelled and the Series B Preferred Shares became Syncora Guarantee’s Series B Preferred Shares.

Dividends on preferred shares of subsidiary were $1.2 million for the three months ended September 30, 2008, an increase of $0.4 million, as compared to $0.8 million recorded during the same period in 2007. Dividends for the three months ended September 30, 2008 represent dividends on the aforementioned Series B Preferred Shares, which were issued during the first quarter of 2008. There were no dividends recorded during the three months ended September 30, 2008 on the Series A preferred shares as such shares were cancelled in connection with the merger. See “—Overview of Our Business—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information” for details.

Dividends on Syncora Holdings Series A Preference Shares

Because dividends on our Syncora Holdings series A preference shares (“Syncora Holdings Series A Preference Shares”) are non-cumulative and the declaration of such dividends are subject to the discretion of our Board of Directors, under GAAP such dividends can only be recognized when declared by our Board of Directors and may not be accreted ratably over each fiscal year. In addition, because the governing documents underlying the Syncora Holdings Series A Preference Shares provide for semi-annual dividends, dividends will only be recognized during the first and third quarters of each fiscal year, if declared by the Board of Directors. Our Board of Directors did not declare a dividend during the three months ended September 30, 2008 or at any meeting thereafter to the filing date of this report. On August 5, 2008, Syncora Holdings entered into an undertaking with the NYID pursuant to which it agreed not to make any dividends or distributions to their shareholders during an eighteen month period beginning on that date without their express written consent. See “Liquidity and Capital Resources—Syncora Holdings Liquidity” and “Item 1A. Risk Factors.”

Discussion of Consolidated Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Summary Discussion of Consolidated Results of Operations

Net loss available to common shareholders for the nine months ended September 30, 2008 was $1,928.3 million, an increase of $1,901.6 million from a net loss of $26.7 million reported during the same period in 2007. The net loss for the nine months ended September 30, 2008 included $72.3 million of net realized losses on investments, as compared to net realized losses of approximately $1.5 million recorded during the same period in 2007. In addition, also included in net loss available to common shareholders for the nine months ended September 30, 2008 was a net loss of $1,280.5 million attributable to the net change in fair value of derivatives during the period, as compared to a net loss of $145.8 million recorded in the comparable period in 2007. The net change in fair value of derivatives recorded during the nine months ended September 30, 2008 consisted of net unrealized losses of $1,141.7 million and $138.7 million in net realized losses. See “—Anticipated Claims Payable and Anticipated Recoveries On Credit Derivatives” for information on the amount of losses we expect to incur on our CDS contracts.

The increase in net loss available to common shareholders of $1,901.6 million for the nine months ended September 30, 2008, as compared to the same period in 2007, was primarily attributable to: (i) a net loss of $1,280.5 million attributable to the net change in fair value of derivatives during the period, as compared to a net loss of $145.8 million recorded in the comparable period in 2007, (ii) higher net losses and loss adjustment expenses of $704.4 million primarily due to adverse development relating to certain of our insured obligations which are supported by HELOC, CES or Alt-A mortgage collateral, (iii) higher operating expenses of $100.1 million resulting primarily from substantially higher expenses for professional services (including: legal, financial advisory, consulting, and accounting services) in connection with the transactions contemplated by the Agreements and the related transactions, as well as ongoing restructuring efforts, a charge for the abandonment of certain leased office premises, an impairment charge related to our acquired licenses, severance costs associated with the reduction of our workforce, and costs incurred due to the suspension of new business production that would otherwise have been deferred, (iv) net realized losses on investments of $72.3 million primarily due to other than temporary impairment charges during the period, as compared to $1.5 million in the comparable prior year period, (v) a charge of $42.4 million related to the commutation, in connection with the transactions contemplated by the Agreement and related transactions, of certain affiliated and non-affiliated reinsurance agreements, (vi) higher net acquisition costs of $7.7 million due primarily to accelerated amortization of deferred costs associated with refunded policies, (vii) a lower income tax benefit and higher minority interest charge, offset in part by, (viii) higher earned premiums of $109.9 million driven by refundings, calls and other accelerations, (ix) an increase in net investment income of $12.5 million reflecting a significant period over period increase in average invested assets, and (x) lower dividends on the Syncora Holdings Series A Preference Shares.

Net premiums earned for the nine months ended September 30, 2008 of $238.6 million included $119.2 million of earnings from refundings of insured obligations and other accelerations (or $111.4 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings and other accelerations). Net premiums earned for the nine months ended September 30, 2007 of $128.7 million included $12.0 million of earnings from refundings of insured obligations and other accelerations (or $11.2 million, net of accelerated amortization of deferred acquisition costs related to the earnings from such refundings and other accelerations).

Detailed Discussion of Consolidated and Segment Results of Operations by Financial Statement Line Item

Guarantee Premiums Written

Guarantee premiums written during the period include: (i) premiums received upfront on insurance policies and CDS contracts written during the period, (ii) installment premiums due during the period on in-force insurance policies and CDS contracts that were written prior to the period, and (iii) installment premiums due during the period on insurance policies and CDS contracts written during the period. Guarantee premiums written during the period do not include installment premiums due in future periods. Accordingly, our guarantee premiums written during any period are a function of the type and volume of contracts we write (upfront versus installment), as well as prevailing market prices. We suspended substantially all new business production since January of 2008 as a result of downgrades of our IFS ratings by the rating agencies and material adverse effects on our results of operations and financial condition resulting from the deterioration in the credit markets and the mortgage market specifically in the second half of 2007, which accelerated in the fourth quarter of 2007 and continued to deteriorate through 2008. See “—Overview of Our Business—Recent Developments, Continuing Risks and Uncertainties, Our Ability to Continue as a Going Concern, and Ongoing Strategic Plan”.

The following table presents, for the nine months ended September 30, 2008 and 2007, the amount of guarantee premiums written attributable to upfront and installment insurance policies and CDS contracts:

	Nine Months Ended September 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums written:
Upfront policies/contracts	$3,607	$140,104
Installment policies/contracts	110,731	102,683

Total	114,338	242,787
Less: Premiums received or receivable on CDS contracts issued	(50,602)	(36,074)

Gross premiums written	$63,736	$206,713

Guarantee premiums written were $114.3 million for the nine months ended September 30, 2008, a decrease of $128.5 million, or 52.9%, as compared to $242.8 million recorded in the comparable period in 2007. The decrease was primarily due to lower upfront guarantee premiums written of $136.5 million resulting from our decision to suspend the production of substantially all new business, and was partially offset by higher installment guarantee premiums of $8.0 million due to the larger period over period in-force business. See “—Overview of Our Business—Recent Developments, Continuing Risks and Uncertainties, Our Ability to Continue as a Going Concern, and Ongoing Strategic Plan”.

Guarantee Premiums Assumed

The following table presents, for the nine months ended September 30, 2008 and 2007, the amount of guarantee premiums assumed from affiliates of FSA, XLI and other third-party primary companies:

	Nine Months Ended September 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums assumed:
Affiliates of FSA	$(34,319)	$34,914
XLI	630	27
Third-party companies	2,085	8,671

Total	(31,604)	43,612
Less: Premiums received or receivable on CDS contracts issued	(358)	(100)

Reinsurance premiums assumed	$(31,962)	$43,512

The following table presents, for the nine months ended September 30, 2008 and 2007, the amount of guarantee premiums assumed attributable to upfront and installment policies and contracts:

	Nine Months Ended September 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums assumed:
Upfront policies/contracts	$(43,279)	$32,646
Installment policies/contracts	11,676	10,966

Total	(31,604)	43,612
Less: Premiums received or receivable on CDS contracts issued	(358)	(100)

Reinsurance premiums assumed	$(31,962)	$43,512

Guarantee premiums assumed were $(31.6) million for the nine months ended September 30, 2008, a decrease of $75.2 million as compared to $43.6 million recorded in the comparable period in 2007. The decrease is attributable to contractual provisions in our reinsurance agreements that increased the ceding commission payable on assumed business as a result of our ratings downgrades in the second quarter. For accounting purposes, these additional costs, which totaled $48.9 million, were treated as a reduction of deferred premium revenue. The remaining decrease reflects our decision to suspend the production of substantially all new business. Our assumed business was generally structured on a facultative basis. See “—Overview of Our Business—Recent Developments, Continuing Risks and Uncertainties, Our Ability to Continue as a Going Concern, and Ongoing Strategic Plan”.

Guarantee Premiums Ceded

We managed our in-force business based on single-risk limits to avoid concentration in single names and to mitigate event risk. For transactions that exceeded our single-risk limits, we historically ceded the excess to XLI, XL RE AM, or third-party reinsurers. Through these cessions, we were able to manage large single risks and reduce concentration in specific bond sectors, geographic regions, and to specific issuers. However, in connection with the transactions contemplated by the Agreements and related transactions, we commuted substantially all our ceded reinsurance arrangements. See “—Overview of Our Business—Recent Developments, Continuing Risks and Uncertainties, Our Ability to Continue as a Going Concern, and Ongoing Strategic Plan”.

The following table presents, for the nine months ended September 30, 2008 and 2007, the amount of guarantee premiums ceded to XLI, XL RE AM and other third-party reinsurers:

	Nine Months Ended September 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums ceded:
XLI	$(5,544)	$18,304
XL RE AM	1,822	4,406
Third-party reinsurers	7,114	31,633

Total	3,392	54,343
Less: Premiums paid or payable on CDS contracts purchased	(3,144)	(1,903)

Ceded premiums	$24,886	$52,440

Guarantee premiums ceded were $3.4 million for the nine months ended September 30, 2008, a decrease of $50.9 million, as compared to the prior year period. The decrease is primarily attributable to the commutation of substantially all our ceded reinsurance arrangements as part of the transactions contemplated by the Agreements. The remaining decrease in guaranteed premiums ceded reflects our decision to suspend the production of substantially all new business. See

“—Overview of Our Business—Recent Developments, Continuing Risks and Uncertainties, Our Ability to Continue as a Going Concern, and Ongoing Strategic Plan”.

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

The following table presents, for the nine months ended September 30, 2008 and 2007, the amount of guarantee premiums earned attributable to upfront and installment policies and net premiums earned:

	Nine Months Ended September 30,
	2008	2007
(U.S. dollars in thousands)
Guarantee premiums earned:
Upfront policies/contracts	$165,668	$59,799
Installment policies/contracts	122,458	98,949

Total	288,126	158,748
Less: Earned premiums on CDS contracts	(49,543)	(30,059)

Net premiums earned	$238,583	$128,689

Net premiums earned were $238.6 million for the nine months ended September 30, 2008, an increase of $109.9 million, or 85.4%, as compared to $128.7 million in the comparable period in 2007. Higher guarantee premiums earned was primarily attributable to an increase in refundings, calls, and other accelerations during the period of $107.2 million.

Net Investment Income

Net investment income was $100.5 million for the nine months ended September 30, 2008, an increase of $12.5 million, or 14.2%, as compared to $88.0 million in the comparable period in 2007. The increase in net investment income was due primarily to higher average invested assets, partially offset by lower average yields resulting from the maintenance of higher balances of cash and cash equivalents. The increase in our average invested assets period over period was primarily attributable to net proceeds of approximately $1.4 billion received by us in connection with the transactions contemplated by the Agreements and related transactions (see “—Overview of Our Business—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information”), as well as the net proceeds from the issuance of Syncora Guarantee Re’s Series B Preferred Shares on February 11, 2008. See “—Liquidity and Capital Resources—Liquidity Resources—Syncora Guarantee Capital Facility.”

The following tables present net investment income, average invested assets and the effective yield on our average invested assets, and the weighted average duration of our invested assets as of and for the nine months ended September 30, 2008 and 2007. See “—Investments” for information regarding the credit quality of our debt securities.

	Nine Months Ended September 30,
	2008	2007
(U.S. dollars in thousands)
Net investment income	$100,497	$88,009
Average invested assets(1)	$2,928,399	$2,407,203
Effective yield(2)	4.58%	4.87%

(1)	Represents the monthly average of the amortized cost of debt securities, short-term investments and cash and cash equivalents for the respective periods.

(2)	Effective yield represents net investment income as a percentage of average invested assets during the period on an annualized basis.

	As of September 30,
	2008	2007
Weighted average duration in years	1.9	3.4

Net Realized Losses on Investments

Net realized losses on investments were $72.3 million for the nine months ended September 30, 2008, as compared to net realized losses of approximately $1.5 million in the comparable period in 2007. The net losses realized during the nine months ended September 30, 2008 were primarily attributable to other than temporary impairment charges of $72.6 million, which were partially offset by gains resulting from portfolio dispositions relating to the management of duration, yield and credit risk. The losses realized during the comparable period in 2007 were the result of portfolio management actions related to the management of duration, yield and credit risk. In light of the significant risks and uncertainties facing us (see “—Overview of Our Business—Recent Developments, Continuing Risks and Uncertainties, Our Ability to Continue as a Going Concern, and Ongoing Strategic Plan”), if we become unable to continue to assert our intent and ability to hold our investments in debt securities which are in an unrealized loss position until they recover in value, we will be required to recognize a charge to our earnings for the amount of such unrealized loss. There can be no assurance that we will be able to continue to make this assertion. See“—Investments” and Note 8 to our unaudited interim consolidated financial statements.

Net Change in Fair Value of Derivatives

Our derivative financial instruments consist of our CDS contracts. In addition, prior to its exercise on February 11, 2008, the put option under Syncora Guarantee’s capital facility was required to be accounted for at fair value. See “—Liquidity and Capital Resources—Liquidity Resources—Syncora Guarantee Capital Facility.” The change in fair value of our CDS contracts and the aforementioned put option are included for reporting purposes in the “Net change in fair value of derivatives” line item in the unaudited interim consolidated statement of operations. This line item consists of two components, which are also separately presented in the statement of operations: (1) “Realized gains and losses and other settlements” and (2) “Unrealized gains and losses.” The “Realized gains and losses and other settlements” component includes (i) net premiums received and receivable on issued credit derivatives, (ii) net premiums paid and payable on purchased credit derivatives, (iii) losses paid and payable to credit derivative counterparties due to the occurrence of a credit event or settlement and (iv) losses recovered and recoverable on purchased credit derivatives due to the occurrence of a credit event. The “Unrealized gains and losses” component includes anticipated claims payable and anticipated recoveries, as well as all other changes in fair value. See Notes 4 and 5 to the unaudited interim consolidated financial statements.

The net change in fair value of derivatives was a net loss of $1,280.5 million for the nine months ended September 30, 2008 compared to a net loss of $145.8 million in the comparable period in 2007. The components of these balances are as follows:

	Nine Months Ended September 30,
	2008	2007
Change in fair value of derivatives:
Realized gains and losses and other settlements	$(138,727)	$30,059
Unrealized losses.	(1,141,726)	(175,894)

Net change in fair value of derivatives	$(1,280,453)	$(145,835)

The realized gains of $138.7 million in the table above primarily consist of: (i) a realized loss of $500.0 million incurred in connection with the termination of the Swaps with Merrill Lynch and MLI, (ii) net of gains of $147.0 million resulting from the commutation of certain back-to-back arrangements with affiliates of XL Capital and certain non-affiliates of the Company in connection with the transactions contemplated by the Agreements and related transactions (see “—Overview of Our Business—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information—Summary Financial Information), (iii) a $179.6 million gain recognized in connection with the exercise of the put option under Syncora Guarantee’s capital facility (see “—Liquidity and Capital Resources—Liquidity Resources—Syncora Guarantee Capital Facility”), and (iv) earned premiums from our in-force CDS contracts.

The unrealized losses on derivatives of $1,141.7 million in the table above primarily consists of the reversal of the carrying value of derivative contracts which were settled or commuted during the period, as well as the change in the fair value of our in-force CDS contracts during the period. Included in our unrealized losses during the period is a reduction in our net derivative liability of approximately $9.2 billion relating to the risk of non- performance by us as implied by the market price of buying credit protection on Syncora Guarantee at September 30, 2008. The increase in unrealized loss primarily relates to an increase in our derivative liabilities associated with our CDS contracts which reference ABS CDOs, CLOs, CDO of CDOs, preinsured CDOs, and synthetic CMBS CDOs. With the exception of ABS CDOs, the increase in such liabilities primarily relates to the widening of the ABX or CDX indices. In regard to our derivative liabilities associated with ABS CDOs, the increase primarily relates to lower broker quotes on the underlying referenced obligations. For additional information see “—Exposure to Residential Mortgage Market” and Note 5 to the unaudited interim consolidated financial statements for additional information.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses include current year net losses incurred and adverse or favorable development of prior year net losses and loss adjustment expenses reserves. The following table presents, for the periods indicated, the activity in our reserves for losses and loss adjustment expenses, net of reinsurance:

Total
(U.S. dollars in thousands)
Beginning balance, January 1, 2008	$135,574
Case reserve provision	711,658
Loss adjustment expense reserve provision	9,870
Unallocated reserve provision	(11,374)

Net losses and loss adjustment expenses	710,154
Effect of commuting certain reinsurance agreements(1) and paid losses and loss adjustment expenses	(40,158)

Ending balance, September 30, 2008	$805,570

Beginning balance, January 1, 2007	$76,730
Case reserve provision	(3,656)
Loss adjustment expense reserve provision	1,119
Unallocated reserve provision	8,314

Net losses and loss adjustment expenses	5,777
Paid losses and loss adjustment expenses	(1,534)

Ending balance, September 30, 2007	$80,973

(1)

Represent the effect on our reserves for unpaid losses and loss adjustment expenses of commuting certain reinsurance agreements in connection with the transactions contemplated by the Agreements and related transactions. See “—Overview of Our Business—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information”.

Net losses and loss adjustment expenses were $710.2 million for the nine months ended September 30, 2008, an increase of $704.4 million, as compared to $5.8 million recorded in the comparable period in 2007. Higher net losses and loss adjustment expenses during the nine months ended September 30, 2008 primarily resulted from a provision for adverse case basis loss development of $708.2 million (none of such reserves are ceded because as a result of the transactions contemplated by the Agreements and related transactions the Company commuted substantially all of its reinsurance — see —“Overview of Our Business—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information) relating to certain of our insured obligations which are supported by HELOC, CES, or Alt-A mortgage collateral, respectively. The adverse development recorded during the nine-month period ended September 30, 2008 was primarily attributable to deterioration in performance of mortgage loans underlying our direct RMBS deals, including increased delinquencies and losses beyond our original expectations, as well as changes in the prepayment speeds and draw rates originally expected. During the nine months ended September 30, 2007, net losses and loss adjustment expenses were primarily driven by provisions for unallocated reserves. Period over period losses and loss adjustment expenses decreased primarily due to recoveries on claims paid in the prior year. See Note 12 to the unaudited interim consolidated financial statements.

Acquisition Costs, Net

As a result of our decision to suspend writing new business there were no operating costs deferred during the nine months ended September 30, 2008 and there will be no such costs deferred in the future unless we can recommence writing new business. The following table presents the components of net acquisition costs during the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
(U.S. dollars in thousands)
Amortization of deferred acquisition costs and ceding commissions:
Acquisition costs	$25,190	$16,773
Ceding commissions	(5,345)	(4,630)

Net acquisition costs	$19,845	$12,143

Capitalized acquisition costs consist of premium and excise taxes, rating agency fees and legal costs associated with the production of new business, as well as a portion of compensation, travel and entertainment and marketing costs. Such capitalized acquisition costs are reduced by ceding commission income on premiums ceded to reinsurers.

Acquisition costs, net increased $7.7 million or 63.4% in the nine months ended September 30, 2008, as compared to the same period in 2007. The increase was primarily due to accelerated amortization of deferred acquisition costs due to refundings, calls and other accelerations. Ceding commission revenue increased due to an increase in ceded premiums earned resulting from the effects of refundings, calls and other accelerations partially offset by the effect of the commutation agreements that closed in the quarter ended September 30, 2008.

Loss on Commutation of Reinsurance Agreements

The loss on commutation of reinsurance agreements during the nine months ended September 30, 2008 of $42.4 million resulted from the transactions contemplated by the Agreements and related transactions. See “—Overview of Our Business—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information” for details.

Operating Expenses

Total operating expenses were $176.3 million for the nine months ended September 30, 2008, an increase of $100.1 million, as compared to $76.2 million for the comparable period in 2007. The increase resulted primarily from substantially higher expenses for professional services (including; legal, financial advisory, consulting, and audit and tax services) in connection with the transactions contemplated by the Agreements and the related transactions, as well as ongoing restructuring efforts, a charge for the abandonment of certain leased office premises, an impairment charge related to our acquired licenses, severance costs associated with the reduction of our workforce, and costs incurred due to the suspension of new business production that would otherwise have been deferred.

Minority Interest—Dividends on Preferred Shares of Subsidiary

Minority interest consists of the Series A redeemable preferred shares and the Series B Preferred Shares issued by Syncora Guarantee Re. In connection with the merger of Syncora Guarantee Re with and into Syncora Guarantee, the Series A preferred shares were cancelled and the Series B Preferred Shares became Syncora Guarantee’s Series B Preferred Shares.

Dividends on preferred shares of subsidiary were $5.4 million for the nine months ended September 30, 2008, an increase of $2.7 million, as compared to $2.7 million recorded during the same period in 2007. The increase was due to the dividend on the Series B Preferred Shares, which were issued on February 11, 2008, offset by a decrease in dividends on the Series A preferred shares as a result of the extraordinary dividend and redemption. See “—Liquidity Resources—Syncora Guarantee Capital Facility” and “—Liquidity Resources—Syncora Guarantee Re Series A Preferred Shares Extraordinary Dividend and Redemption”.

Dividends on Syncora Holdings Series A Preference Shares

Because dividends on our Syncora Holdings Series A Preference Shares are non-cumulative and the declaration of such dividends are subject to the discretion of our Board of Directors, under GAAP such dividends can only be recognized when declared by our Board of Directors and may not be accreted ratably over each fiscal year. In addition, because the governing documents underlying the Syncora Holdings Series A Preference Shares provide for semi-annual dividends, dividends will only be recognized during the first and third quarters of each fiscal year, if declared by the Board of Directors. Our Board of Directors did not declare a dividend during the nine months ended September 30, 2008 or at any meeting thereafter to the filing date of this report. On August 5, 2008, Syncora Holdings entered into an undertaking with the NYID pursuant to which it agreed not to make any dividends or distributions to their shareholders during an eighteen month period beginning on that date without their express written consent. See “Liquidity and Capital Resources—Syncora Holdings Liquidity” and “Item 1A. Risk Factors.”

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

As of September 30, 2008, our consolidated invested assets consisted of debt securities, cash and cash equivalents (including restricted cash and cash equivalents), and equity securities with a carrying value of $2.0 billion, $1.7 billion, and $0.1 billion, respectively. Our debt securities are designated as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The fixed-income portfolio is reported at fair value in accordance with SFAS 115, and the change in fair value is reported as part of accumulated other comprehensive income, except for other than temporary impairments which are reported in the statement of operations in “net realized losses on investments” (see the discussion of consolidated results of operations for the three and nine month periods ended September 30, 2008 compared to the three and nine months ended September 30, 2007 elsewhere herein.)

Cash equivalents consist of securities with maturities equal to or greater than 90 days but less than one year at time of purchase.

The average duration of our portfolio of debt securities and cash and cash equivalents (including restricted cash and cash equivalents) was 1.9 years as of September 30, 2008, as compared to 3.3 years as of December 31, 2007. The decrease in the portfolio’s averege duration results from holding larger cash balances, which primarily reflects: (i) our agreement to hold an aggregate amount of $820 million in cash (plus interest thereon and premiums paid by the Financial Counterparties) for the purpose of commuting, terminating, amending or otherwise restructuring existing agreements with the Financial Counterparties (see “—Overview of Our Business—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information”), and (ii) our strategic plan (See “—Overview of Our Business—Recent Developments, Continuing Risks and Uncertainties, Our Ability to Continue as a Going Concern, and Ongoing Strategic Plan”).

Our portfolio of debt securities is exposed to credit and interest rate risk. As of September 30, 2008, the fair value of our portfolio of debt securities was approximately $2.0 billion, as compared to approximately $2.4 billion as of December 31, 2007.

The table below shows the percentage of our portfolio of debt securities (including cash and cash equivalents) by credit rating as of September 30, 2008:

Credit Rating(1) :	Total
AAA	83.4%
AA	7.7%
A	8.3%
BBB	0.4%
BB	0.2%

Total	100.0%

(1)

As of September 30, 2008, the average credit quality of our portfolio of debt securities (including cash and cash equivalents) was “AA+”. Ratings represent S&P classifications. If S&P classifications are unavailable, Moody’s ratings are used.

As of September 30, 2008, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented 7.2% of our total portfolio of debt securities (including cash and cash equivalents) and approximately 45.2% of all corporate holdings. As of September 30, 2008, none of our corporate holdings exceeded 1.0% of our total portfolio of debt securities (including cash and cash equivalents).

Our total portfolio of debt securities (including cash and cash equivalents) is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed-income security to changes in interest rates. We manage interest rate risk by setting duration targets for our investment portfolio, thus mitigating the overall economic effect of interest rate risk. We remain nevertheless exposed to interest rate risk since the assets are recorded at fair value, thus subject to market conditions. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves as of September 30, 2008 would have decreased the fair value of our total portfolio of debt securities (including cash and cash equivalents) by approximately 1.9%, or $71.6 million.

The following table presents the amortized cost, gross unrealized gains and losses, and the fair value of our debt and equity securities as of September 30, 2008:

	As of September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(U.S. dollars in thousands)
Debt securities:
Mortgage-backed and asset-backed securities(1)	$1,147,624	$5,446	$(11,180)	$1,141,890
U.S. government and government agencies	272,376	10,543	(163)	282,756
Corporate	636,431	2,589	(37,662)	601,359
Non-U.S. sovereign government	10,775	286	—	11,061
U.S. states and political subdivisions of the states	817	—	(65)	752

Total debt securities	$2,068,023	$18,864	$(49,070)	$2,037,818

Equity securities:
Equity securities(2)	$120,640	$—	$(10,320)	$110,320

(1)

Includes securities backed by subprime home equity loans with an aggregate fair value of approximately $0.4 million (amortized cost $0.4 million) at September 30, 2008. These securities were rated “triple A” by S&P and had an average life to maturity of approximately 6 months at September 30, 2008.

(2)

Represents 8 million class A ordinary shares of XL Capital received by us in connection with the transactions contemplated by the Agreements. The estimated fair value of such shares at September 30, 2008 was adjusted to relect a discount from the quoted market value of the shares on such date relating to the restriction agreed to by us to not sell the shares for a stipulated period of time. See “—Overview of Our Business—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information” and “Item 1A. Risk Factors”.

The amortized cost and estimated fair value of debt securities as of September 30, 2008, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2008
	Amortized Cost	Fair Value
(U.S. dollars in thousands)
Due within one year	$102,649	$102,257
Due after one through five years	457,205	439,666
Due after five through ten years	323,886	315,848
Due after ten years	36,659	38,156
Mortgage-backed and asset-backed securities	1,147,624	1,141,891

Total	$2,068,023	$2,037,818

The following table presents the aggregate gross unrealized losses and fair values by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2008.

(U.S. dollars in thousands)	As of September 30, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage and asset-backed securities	$457,473	$(9,491)	$60,124	$(1,739)	$517,597	$(11,230)
Corporate	418,067	(37,350)	24,936	(312)	443,003	(37,662)
U.S. Government and government agencies	1,535	(112)	—	—	1,535	(112)
Non U.S. sovereign government	—	—	—	—	—	—
U.S. States and political subdivisions	751	(65)	—	—	751	(65)

Total debt securities available for sale	877,826	(47,018)	85,060	(2,051)	962,886	(49,070)

Equity securities	110,320	(10,320)	—	—	110,320	(10,320)

Total	$988,146	$(57,338)	$85,060	$(2,051)	$1,073,206	$(59,390)

Of the non-U.S. government securities in a continuous unrealized loss position for 12 months or more (which excludes $0.1 million of unrealized losses on securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corp which are included in “Mortgage and Asset-Backed Securities” in the above table), 84.1%, 99.5% and 100% are rated “AAA,” “AA–” or better, or “A–” or better, respectively, of the total unrealized loss in such category. In addition, of the non-government securities in a continuous unrealized loss position for 12 months or more, securities aggregating 97% of the total unrealized loss in such category have a price decline of less than 5% from their amortized cost and 3% have a price decline greater than 5% but less than 9% of their amortized cost as of September 30, 2008.

In light of the significant risks and uncertainties facing us (see “—Overview of Our Business—Recent Developments, Continuing Risks and Uncertainties, Our Ability to Continue as a Going Concern, and Ongoing Strategic Plan”), if we become unable to continue to assert our intent and ability to hold our investments in debt securities which are in an unrealized loss position until they recover in value, we will be required to recognize a charge to our earnings for the amount of such unrealized loss. There can be no assurance that we will be able to continue to make this assertion.

Liquidity and Capital Resources

Liquidity Resources

As of September 30, 2008, we define liquidity resources to include our investments in debt securities, short-term investments, cash and cash equivalents, and accrued investment income. Previously our definition of liquidity resources also included the Syncora Guarantee Capital Facility (see “—Syncora Guarantee Capital Facility” below for details) and the capacity for revolving credit loans under the Credit Agreement (see “—Letter of Credit and Liquidity Facility” below for details). In addition, in connection with the transactions contemplated by the Agreements, the revolving credit loan capacity under the Credit Agreement was permanently reduced to zero. See “—Overview of Our Business–Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information”.

At September 30, 2008 and December 31, 2007, our total liquidity resources on a consolidated basis were $2.8 billion and $3.2 billion, respectively. For the nine months ended September 30, 2008, net cash used in operating activities and provided by financing activities was $1,541.2 million and $ 1,776.3 million, respectively. Net cash used in operating activities was primarily attributable to the transfer of $977.9 million to restricted cash for the benefit of Financial Counterparties and other ceding companies, as well as to gross paid claims on RMBS and public finance credits of $392.6 million. Net cash provided by financing activities was driven from proceeds received from XL Capital in connection with the transactions contemplated by the Agreements and related transactions (see “—Overview of Our Business—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information”), and the issuance of Series B Preferred Shares discussed below. Net cash provided by investing activities of $268.0 million for the nine months ended September 30, 2008, reflects the receipt of net proceeds from the sales of securities, scheduled maturities of debt securities, and reinvestment of such proceeds into short-term cash equivalents.

Syncora Holdings Liquidity

As a holding company, our cash flow consists of dividends from our insurance subsidiary, Syncora Guarantee, if declared and paid, and investment income on our invested assets, offset by expenses incurred for employee compensation and other expenses consisting primarily of costs incurred as a stand-alone public holding company, including board of directors fees, directors and officers liability insurance, independent auditor fees, stock registrar and listing fees, legal and other advisory fees, and annual report and proxy production and distribution costs.

The payment of dividends or advances from Syncora Guarantee is subject to regulatory restrictions. In addition, the ability of Syncora Guarantee to conduct business depends upon ratings from the rating agencies and, consequently, they are subject to rating agency imposed restrictions which also may affect their ability to pay dividends or make advances. As a result of these regulatory and rating agency restrictions, there can be no assurance that Syncora Guarantee will be able to pay dividends or make advances, or that any dividends or advances paid by Syncora Guarantee will be sufficient to fund our cash requirements or that we will not be required to seek external debt or equity financing to meet our operating expenses.

In the ordinary course of business, we evaluate our liquidity resource needs in light of our expenses, our dividend policy, and the dividend paying ability of Syncora Guarantee. Based on our liquidity resources (as described above) as of September 30, 2008, which aggregated $28.8 million at Syncora Holdings on a stand-alone basis, the income we expect to receive from such liquidity resources, and our estimated expenses, we believe that our holding company will have sufficient liquidity to fund its obligations over the next twelve months. There can be no assurance that actual results will not differ materially from our estimates. The Company’s Board of Directors did not declare either a quarterly dividend with respect to its common shares or a semi-annual dividend with respect to the Syncora Holdings Series A Preference Shares. On August 5, 2008, Syncora Holdings entered into an undertaking with the NYID pursuant to which it agreed not to make any dividends or distributions to their shareholders during an eighteen month period beginning on that date without their express written consent. Any future dividends will be subject to the discretion and approval of the Board of Directors, applicable law and regulatory and contractual requirements. If dividends on the Syncora Holdings Series A Preference Shares are not paid in an aggregate amount equivalent to dividends for six full quarterly periods, whether or not declared or whether or not consecutive, holders of the Syncora Holdings Series A Preference Shares will have the right to elect two persons who will then be appointed as additional directors to the board of Syncora Holdings. To date, dividends on the Syncora Holdings Series A Preference Shares have not been paid in an aggregate amount equivalent to four quarterly periods.

Syncora Guarantee entered into an undertaking with the NYID pursuant to which it agreed not to make any dividends or distributions without their express written consent, during a two year period commencing on the date the shares of Syncora Holdings currently held in the escrow account are transferred to the trust (See —“Overview of Our Business—Recent Regulatory Developments”). Even if the the NYID should provide its express written consent, New York insurance law contains a test governing the amount of dividends that Syncora Guarantee can pay in any year and, as a result of the application of such test, Syncora Guarantee cannot currently pay dividends.

Syncora Guarantee’s Liquidity

Liquidity resources at Syncora Guarantee are primarily used to pay their operating expenses, claims, premiums for reinsurance and purchased credit derivatives, support in-force business, and pay dividends to us, as well as to make investments from time to time in its subsidiary, Syncora Guarantee- UK. Syncora Guarantee’s principal sources of liquidity resources are its portfolio of liquid assets and its net operating cash flow. Liquidity resources can be affected by changes in interest rates and the amount and timing of claim payments as well as the other factors described under “Overview of Our Business—Key Factors Affecting Profitability.”

Syncora Guarantee’s liquidity resources include investments in debt securities, short-term investments, cash and cash equivalents and accrued investment income. These liquidity resources are subject to market conditions, regulation and rating agency requirements and we cannot guarantee that it will have sufficient liquidity resources in the future or that it will not have to seek alternative sources of liquidity, which may be more expensive than its current liquidity resource options. Based on our estimates, we believe, however, that Syncora Guarantee’s sources of liquidity are adequate to meet its anticipated needs for at least the next twelve months. There can be no assurance that actual results will not differ materially from our estimates. However, substantially all of the Syncora Guarantee’s CDS contracts have mark-to-market termination payments following the occurrence of events that are outside Syncora Guarantee’s control, such as Syncora Guarantee being placed into receivership, or rehabilitation by the NYID or the NYID taking control of Syncora Guarantee or, in limited cases, Syncora Guarantee’s insolvency. There can be no assurance that counterparties to the Syncora Guarantee’s CDS contracts, including the Financial Counterparties, will not assert that events have occurred which require Syncora Guarantee to make mark-to-market termination payments. If such events were to occur, the aggregate termination payments that we would be required to pay would significantly exceed our ability to make such payments and, accordingly, such events would have a material adverse effect on our financial position and results of operations. See “Risk Factors” in our Annual Report on Form 10-K and “—Overview of Our Business—Recent Developments, Continuing Risks and Uncertainties, Our Ability to Continue as a Going Concern, and Ongoing Strategic Plan”.

In connection with the transactions contemplated by the Agreements and the related transactions, we have placed certain restrictions on Syncora Guarantee’s liquidity resources. Syncora Guarantee agreed to hold an aggregate amount of $820 million in cash (plus interest thereon, premiums paid by the Financial Counterparties from July 28, 2008 through October 31, 2008 (as extended by the Amendment Agreement) and any proceeds from the sale by the trust of XL Capital’s common shares of Syncora Holdings, in the event such shares are sold) for the purpose of commuting, terminating, amending or otherwise restructuring existing agreements with the Financial Counterparties pursuant to an agreement to be negotiated with the Financial Counterparties. Any agreement with the Financial Counterparties will require addressing Syncora Guarantee’s public finance business to the satisfaction of the New York Superintendent of Insurance. In the event that such agreement was not reached by October 31, 2008 (as extended by the Amendment Agreement), Syncora Guarantee agreed to use such proceeds only to pay claims under the CDS contracts of the Financial Counterparties. In addition, through such date, Syncora Guarantee agreed to restrictions on its ability to commute, terminate, amend or otherwise restructure policies and contracts to which it is a party. In the event that Syncora Guarantee becomes subject to a rehabilitation or liquidation proceeding, the funds shall no longer be separately held, segregated or limited in use for commutations or restructurings, and will be part of the general assets of Syncora Guarantee. In addition, Syncora Guarantee agreed to a six month lock-up period with respect to class A ordinary shares of XL Capital it received in connection with the transactions.

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

The inwards agreements under which Syncora Guarantee Re reinsured and now Syncora Guarantee reinsures business and provides credit protection in the form of derivatives contain ratings-based triggers whereby if Syncora Guarantee is downgraded to a level of “AA+” to “A+” (which given the downgrades of Syncora Guarantee, subject to the applicable cure provisions in the agreements, have been triggered), depending upon the agreement, the ceding company or counterparty has the right, but not the obligation, to terminate the agreement and take back generally all or a fixed percentage of all transactions transferred under a given agreement. Syncora Guarantee may generally, but is not obligated to, provide collateral to an extent which gives the primary insurer the ability to obtain full financial credit for our reinsurance or credit protection. If the ceding company or counterparty elects to terminate the agreement on a cut-off basis and depending upon the agreement, Syncora Guarantee may be required to pay to the ceding company or counterparty the statutory unearned premiums on the policies or contracts and Syncora Guarantee would forgo any future installment premiums for which its coverage is terminated. FSA has undertaken to use its best efforts to reassume such reinsurance from Syncora Guarantee for a period of nine months after the Closing Date. See —“Overview of Our Business—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information, In addition, under certain of our agreements with ceding companies and counterparties, in the event of a downgrade of Syncora Guarantee (which has already occurred) or upon the occurrence of other trigger events, the ceding companies or counterparties that have ceded or transferred business to us generally have the right (subject to applicable cure periods) to a stipulated increase in ceding commissions (which will, if such right is exercised, continue to adversely affect our liquidity) to a prearranged level in line with the rating of Syncora Guarantee and any such increases will reduce cash flow from operations. Other termination triggers also exist such as: (i) decline in our policyholders’ surplus of more than 25% from one quarter to the next, (ii) insolvency, (iii) illegality and other standard termination provisions. The ceding company or counterparty typically has the option as to whether policies are terminated on a run-off or cut-off basis.

Certain outwards agreements under which Syncora Guarantee cedes business or transfers risk generally contain ratings-based triggers whereby if Syncora Guarantee, as applicable, is downgraded generally to a level of “AA/Aa2” to “A/A3,” depending upon the agreement, the reinsurer or counterparty has the right, but not the obligation, to terminate the agreement on a run-off basis.

Should Syncora Guarantee recapture business as a result of the downgrade of their respective reinsurers (when permitted by the related reinsurance agreement) or as a result of a commutation or termination, Syncora Guarantee will be required to hold additional capital against this recaptured business. Further, re-recaptured policies or contracts may be policies or contracts where losses are expected or may develop, further increasing our losses. In connection with transactions contemplated by the Agreements and related transactions, Syncora Guarantee Re commuted substantially all retrocession agreements that it had in place. See “—Overview of Our Business—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information”.

Syncora Guarantee Cash Flows

Cash Flows. Syncora Guarantee reported net cash used in operating activities of approximately $1,586.4 million for the nine months ended September 30, 2008, an approximate $1,789.5 million decrease, as compared to $203.1 million of net cash provided by operating activities during the same period in 2007. The decrease in Syncora Guarantee’s net cash provided by operations is primarily due to the transfer of $977.9 million to restricted funds primarily for the benefit of our Financial Counterparties and other ceding companies, claim payments made during the 2008 period as well as lower business production as compared to the prior year, as a result of suspending the writing of substantially all new business.

Syncora Guarantee reported net cash provided by investing activities of approximately $268.0 million for the nine months ended September 30, 2008, an increase of $689.3 million, as compared to net cash used in investing activities of $421.4 million during the same period in 2007. The increase is primarily attributable to the redeployment of redemptions, maturities and coupon interest into cash and cash equivalents as we continue to focus on enhancing our liquidity. See “—Liquidity Resources” above.

As of September 30, 2008 and December 31, 2007, Syncora Guarantee had readily marketable debt securities and short-term investments with a carrying value of approximately $2,037.6 million and $2,430.8 million, respectively. In addition, at those dates, approximately 99.4% or more of Syncora Guarantee’s fixed income portfolio was rated “A” or higher.

It would be an event of default under most of the CDS contracts insured by Syncora Guarantee if Syncora Guarantee should become insolvent or placed into rehabilitation, receivership, liquidation or other similar proceedings by a regulator. If there were an event of default or termination event under the CDS contracts guaranteed by Syncora Guarantee, as a result of Syncora Guarantee’s insolvency or otherwise, while the event of default or determination event continued, in certain cases the holders of these CDS contracts may have the right to terminate the CDS contracts and to obtain a termination payment from Syncora Guarantee, based on the market value of the CDS contracts at the time of termination. Under current market conditions this would result in a substantial liability to Syncora Guarantee, which would be in excess of its ability to pay. See “—Overview of Our Business—Recent Developments, Continuing Risks and Uncertainties, Our Ability to Continue as a Going Concern, and Ongoing Strategic Plan” and “Item 1A. Risk Factors”.

Upon the merger of Syncora Guarantee Re with and into Syncora Guarantee, the Syncora Guarantee Re Series B Preferred Shares became preferred shares of Syncora Guarantee.

Ceded Reinsurance Recoverables

Historically, we managed our in-force portfolio of guaranteed obligations based on, and to comply with, regulatory and rating agency single-risk limits and internal credit guidelines. Single-risk limits are designed to avoid concentration in single names and to mitigate event risk and are calculated as a percentage of capital. For transactions that exceed these limits or guidelines, we generally transferred the excess to XLI, XL RE AM, or other third-parties through reinsurance or back-to-back derivative transactions. Generally, all such reinsurance is structured as facultative quota share reinsurance in which the reinsurer is liable to us for its quota share of the applicable policies that we issue, regardless of when the loss occurs. The back-to-back derivative transfers are structured in the same manner. Accordingly, related reserves for unpaid losses and loss adjustment expenses (including unallocated loss reserves) and the anticipated claims and recoveries, are transferred in accordance with such contracts. In connection with transactions contemplated by the Agreements and related transactions, we commuted substantially all retrocession agreements that we had in place. See “—Overview of Our Business—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information”.

The following tables present, by reinsurer/counterparty, the amount of our in-force principal/notional exposure transferred to such reinsurer/counterparty as of September 30, 2008 and December 31, 2007:

	As of September 30, 2008			As of December 31, 2007
	Ceded Par Exposure	% Of Gross Par Exposure	Reinsurance Balances(4)	Ceded Par Exposure	% Of Gross Par Exposure	Reinsurance Balances(4)
(in millions, except percentages)
XLI	$—	—	$—	$4,611.0	2.5%	$230.6
XL RE AM	—	—	—	1,402.7	0.8%	12.1
AAA Companies(1)	—	—	—	2,598.7	1.4%	10.0
AA Companies(2)	315.1	0.2%	3.6	4,439.7	2.4%	14.2
Other Companies(3)	222.5	0.2%	1.4	—	—	—

Total	$537.6	0.4%	$5.0	$13,052.1	7.1%	$266.9

(1)	“AAA Companies” means those firms that have both an “AAA” rating from S&P and an “Aaa” rating from Moody’s.

(2)	“AA Companies” means those firms that have either an “AA” category rating from S&P and/or an “Aa” category rating from Moody’s.

(3)	“Other Companies” means those firms that do not fall into one of the above categories.

(4)	Includes reinsurance balances receivable.

	As of September 30, 2008			As of December 31, 2007
	Transferred Notional Exposure	% Of Gross Notional Exposure	Recoverables Recorded In Derivative Assets	Transferred Notional Exposure	% Of Gross Notional Exposure	Recoverables Recorded In Derivative Assets
(in millions, except percentages)
XLI	$—	—	$—	$527.0	0.3%	$110.6
XL RE AM	—	—	—	1,234.3	0.7%	40.3
AAA Companies(1)	—	—	—	2,253.3	1.2%	34.9
AA Companies(2)	683.5	0.5%	—	1,621.5	0.9%	—
Other Companies(3)	264.5	0.2%	—	—	—	—

Total	$948.2	0.7%	$—	$5,636.1	3.1%	$185.8

(1)	“AAA Companies” means those firms that have both an “AAA” rating from S&P and an “Aaa” rating from Moody’s.

(2)	“AA Companies” means those firms that have either an “AA” category rating from S&P and/or an “Aa” category rating from Moody’s.

(3)	“Other Companies” means those firms that do not fall into one of the above categories.

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

The Facility contains financial covenants that require that we at any time (a) prior to August 1, 2008, maintain a minimum consolidated net worth (defined as total shareholders’ equity before accumulated other comprehensive income and excluding the effect of any adjustments required under SFAS No. 133) of $857.4 million, (b) on or after August 1, 2008, maintain a minimum consolidated net worth (as defined above) equal to the greater of (1) $857.4 million or (2) an amount equal to 65% of the consolidated net worth (as defined above) as of the end of the then most recent fiscal year or fiscal quarter of Syncora Holdings for which financial statements shall have been delivered, and (c) maintain a maximum total funded debt-to-total capitalization ratio of 30%. At September 30, 2008, our consolidated net worth (as defined above), as calculated by us in accordance with the Facility, was $329.1 million and we had no debt outstanding. Our compliance with our consolidated net worth covenant was waived by the lenders pursuant to the Credit Agreement Amendment. The Facility also contains certain covenants, including restrictions on mergers, acquisitions and other business consolidations; the sale of assets; incurrence of indebtedness; liens on our assets; and transactions with affiliates, most of which were waived by the banks in connection with the consummation of the transactions contemplated under the Master Transaction Agreement. The Facility also requires that we deliver audited financial statements without a “going concern” or like qualification or exception and without any qualification or exception as to the scope of such audit.

As of September 30, 2008, Syncora Guarantee had letters of credit outstanding under the Facility of $23.1 million, which were established for the benefit of primary insurance companies reinsured by us, as explained below. For the three and nine months ended September 30, 2008 and 2007 we incurred expenses of $0.5 million and $0.1 million, and $0.2 million and $0.4 million, respectively, under the Facility.

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

Syncora Guarantee Capital Facility

In December 2004, Syncora Guarantee Re entered into a put option agreement and an expense reimbursement agreement (the “Asset Trust Expense Reimbursement Agreement”) with Twin Reefs Asset Trust (the “Asset Trust”). The put option agreement provided Syncora Guarantee Re (and after the merger of Syncora Guarantee Re with and into Syncora Guarantee, continues to provide Syncora Guarantee) with the irrevocable right to require the Asset Trust at any time and from time to time to purchase non-cumulative perpetual Series B Preferred Shares with an aggregate liquidation preference of up to $200 million. There is no limit to the number of times that Syncora Guarantee Re (and after the merger, Syncora Guarantee) may exercise the put option, redeem the Series B Preferred Shares from the Asset Trust and exercise the put option again. Syncora Guarantee Re was (and after the merger, Syncora Guarantee is) obligated to reimburse the Asset Trust for certain fees and ordinary expenses. To the extent that any Series B Preferred Shares are put to the Asset Trust and remain outstanding, a corresponding portion of such fees and ordinary expenses will be payable by Syncora Guarantee Re (or Syncora Guarantee subsequent to the merger) pursuant to the Asset Trust Expense Reimbursement Agreement. The put option agreement is perpetual but would terminate on delivery of notice by Syncora Guarantee Re (or Syncora Guarantee subsequent to the merger) on or after December 9, 2009, or under certain defined circumstances, such as the failure of Syncora Guarantee Re (or Syncora Guarantee subsequent to the merger) to pay the put option premium when due or bankruptcy. The premium payable by Syncora Guarantee Re (or Syncora Guarantee subsequent to the merger) is the sum of certain trustee and investment managers expenses, the distribution of income paid to holders of the pass-through trust securities, less the investment yield on the eligible assets purchased using the proceeds originally raised from the issuance of the pass-through securities. The eligible securities (which are generally high-grade investment securities) are effectively held in trust to be used to fund the purchase of any Series B Preferred Shares upon exercise of the put.

The Series B Preferred Shares were created in conjunction with the establishment of the Asset Trust. The Series B Preferred Shares are non-cumulative redeemable perpetual preferred shares with a par value of $120 per share. The Series B Preferred Shares rank prior to Syncora Guarantee Re’s (or subsequent to the merger, Syncora Guarantee’s) common shares and Syncora Guarantee Re Series A Preferred Shares (which have been cancelled in connection with the merger), and have a liquidation preference of $100,000 each. In the event that Syncora Guarantee Re or subsequent to the merger, Syncora Guarantee) exercises its put option to the Asset Trust and the Series B Preferred Shares are issued, the holders of outstanding Series B Preferred Shares shall be entitled to receive, in preference to the holders of Syncora Guarantee Re’s (or subsequent to the merger, Syncora Guarantee’s) common shares and Syncora Guarantee Re Series A Preferred Shares (or subsequent to the merger, Syncora Guarantee Series A Preferred Shares), cash dividends at a percentage rate per Series B Preferred Share as follows:

(1)	for any dividend period ending on or prior to December 9, 2009, one-month LIBOR plus 1.00% per annum, calculated on an actual/360 basis; and
(2)	for any subsequent dividend period, one-month LIBOR plus 2.00% per annum, calculated on an actual/360 basis.

The holders of the Series B Preferred Shares will not be entitled to any voting rights as shareholders of Syncora Guarantee Re (or subsequent to the merger, Syncora Guarantee) and their consent will not be required for taking any corporate action. Subject to certain requirements, the Series B Preferred Shares may be redeemed, in whole or in part, at the option of Syncora Guarantee Re (or subsequent to the merger, Syncora Guarantee) at any time or from time to time after December 9, 2009 for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon to the date of redemption without interest on such unpaid dividends.

On February 11, 2008, Syncora Guarantee Re exercised the put option, for the first time since the inception of the facility, to issue $200 million of the Series B Preferred Shares which, if declared, by Syncora Guarantee Re’s Board of Directors (or subsequent to the merger, Syncora Guarantee’s Board of Directors), will pay monthly dividends as discussed above. On February 26, 2008, Syncora Guarantee Re’s Board of Directors declared dividends on the Series B Preferred Shares at the applicable rate for the next three monthly periods and on May 6, 2008, Syncora Guarantee Re elected to declare dividends on the Syncora Guarantee Re Series B Preferred Shares at the required rate for the succeeding month. On July 25, 2008, Syncora Guarantee Re elected to declare dividends on the Series B Preferred Shares at the required rate for the July 2008 and August 2008 periods. Syncora Guarantee did not declare dividends on the Series B Preferred Shares for any period after August 2008 through the date hereof.

See “—Overview of Our Business—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information”.

Syncora Guarantee Re Series A Preferred Shares Extraordinary Dividend and Redemption

On February 27, 2007, the Board of Directors of Syncora Guarantee Re approved: (i) an extraordinary dividend of $15.0 million on Syncora Guarantee Re Series A Preferred Shares, and (ii) a reduction in the stated value of the remaining outstanding Syncora Guarantee Re Series A Preferred Shares by a corresponding amount. Payment of the extraordinary dividend and the reduction in the stated value of the Syncora Guarantee Re Series A Preferred Shares occurred on March 30, 2007. This transaction was accounted for as a redemption of the preferred shares. In connection with the Agreements, Syncora Holdings purchased all the outstanding Syncora Guarantee Re Series A Preferred Shares in exchange for $2.9 million and contributed them to Syncora Guarantee. See “—Overview of Our Business—Description of the Transactions Contemplated by the Agreements, Related Transactions and Certain Summary Financial Information”. In connection with the merger of Syncora Guarantee Re with Syncora Guarantee, such shares were cancelled.

Other Matters

We insured payment of scheduled debt service on sewer revenue warrants issued by Jefferson County, Alabama (the “County”) in 2002 and 2003 and have provided a surety bond policy. As of September 30, 2008, the outstanding principal amount of such obligations was $1.2 billion before giving effect to reinsurance and $1.1 billion after giving effect to reinsurance. Such obligations are secured by a pledge of the net revenues of the County’s sewer system. The County’s sewer system is experiencing severe financial difficulties. In a filing dated February 27, 2008 pursuant to SEC Rule 15c2-12, the County stated it can provide no assurance that net revenues from the sewer system will be sufficient to permit the County to meet the interest rate and amortization requirements related to its obligations on the sewer financing.

Although we have not recorded any provision for losses on such warrants to date, we continue to monitor this exposure and, as new information becomes available, we may be required to establish a provision for loss reserves in the future. Even though we have not recorded any provision for losses, we have paid claims on our exposure to the County’s guaranteed obligations. Through November 14, 2008, we have paid gross claims in an aggregate amount of approximately $114.3 million on the County’s warrants and surety policy. We estimate that we may be required to pay potential claims under our policies over the remainder of 2008 and calendar year 2009 of approximately $337 million. Actual amounts of claims we may be required to pay may differ from such estimates and the differences could be material.

On or around September 16, 2008, Syncora Guarantee, together with the trustee under the indenture for the warrants, as well as Financial Guaranty Insurance Company, a non-affiliated company which also insures a portion of the warrants, commenced a lawsuit against the County and its current commissioners in Alabama federal court seeking, among other things, the appointment of a receiver over the County’s sewer system. A hearing on the plaintiffs request for a receiver is currently scheduled for November 17, 2008. On September 25, 2008 the County filed a counterclaim against Syncora Guarantee and Financial Guaranty Insurance Company alleging negligence, breach of contract, fraud, and fraudulent suppression. The Company believes such lawsuit lacks merit and intends to vigorously defend itself against such action.

Recent Accounting Pronouncements

See Note 6 to the unaudited interim consolidated financial statements.

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

We believe that these factors include, but are not limited to, those listed under “Risk Factors” as well as the following:

•	our ability to continue as a going concern;

•	higher risk of loss in connection with obligations guaranteed by us due to deterioration in the credit markets stemming from the poor performance of residential mortgage loans;

•

the outcome of our negotiations with Financial Counterparties concerning the commutation, termination, amendment or otherwise restructuring of their CDS contracts and the expiration of their forebearance;

•	Syncora Guarantee’s ability to maintain minimum required policyholders’ surplus or positive statutory policyholders’ surplus;

•	decision by our regulators to take regulatory action with respect to Syncora Holdings’ operating subsidiaries at any time;

•	payments of termination value under our CDS contracts;

•	availability of capital (whether in the form of debt or equity) and liquidity, including risks associated with the Agreements and related transactions and agreements with the NYID;

•	our assumptions concerning the tax treatment of the transactions contemplated by the Agreements and related transactions;

•	the outcome of the efforts to refund the County’s outstanding sewer system debt and related litigation;

•	delisting from the New York Stock Exchange;

•	the performance of our invested assets, including the shares of XL Capital;

•	realized and unrealized losses on CDS contracts;

•

the outcome of the ongoing rating assessments for all bond insurers, including us, by Fitch, Moody’s and S&P, the outcome of our discussions with Fitch, Moody’s and S&P, and our ability to successfully address any capital requirements within required timeframes;

•	the impact of the ratings actions on us, including the downgrades of the IFS ratings of Syncora Guarantee and Syncora Guarantee-UK;

•	the impact of provisions in business arrangements and agreements triggered by the ratings downgrades;

•	changes in rating agency policies or practices;

•	the suspension of writing substantially all new business and our ability to continue to operate our business in its historic form;

•	the outcome of litigation;

•	the timing of claims payments being faster or the receipt of reinsurance recoverables being slower than anticipated by us;

•	increased competition on the basis of pricing, capacity, terms or other factors;

•

greater frequency or severity of claims and loss activity including in excess of our loss reserves, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	developments in the world’s financial and capital markets that adversely affect the performance of our investments and our access to such markets;

•	changes in regulation or tax laws applicable to us or our customers or suppliers such as our reinsurers;

•	changes in the rating agencies’ views on third-party inward reinsurance;

•	changes in the availability, cost or quality of reinsurance or retrocessions, including a material adverse change in the ratings of our reinsurers or retrocessionaires;

•	non-payment of premium and makewholes owed to us by certain policyholders and counterparties;

•	limitations on our net operating loss carryforwards;

•	challenges to the Agreements and related commutations and releases;

•	impact on our Board of Directors of non-payment of dividends on Syncora Holdings Series A Preference Shares.

•	changes in our operations and ownership;

•	changes in accounting policies or practices or the application thereof;

•	changes in the officers or key employees of our company or our subsidiaries;

•	legislative or regulatory developments;

•	changes in general economic conditions, including inflation, interest rates, foreign currency exchange rates and other factors; and

•	the effects of business disruption or economic contraction due to war, terrorism or natural or other catastrophic events.

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

In December 2007 and January 2008, three class action lawsuits, Brickman Investments, Inc. v. Security Capital Assurance Ltd et al., 2 West, Inc. v. Security Capital Assurance Ltd et al., and Clarke v. Security Capital Assurance Ltd et al., were commenced in the United States District Court for the Southern District of New York. On April 24, 2008, an order was entered consolidating these actions under the caption, In re Security Capital Assurance Ltd. Securities Litigation, appointing the lead plaintiff, and approving Bernstein Liebhard & Lifshitz, LLP as lead counsel. On August 6, 2008, the plaintiffs filed a consolidated amended complaint. The complaint names Syncora Holdings, Syncora Guarantee, Syncora Guarantee Re, the principal underwriters for the second public offering, the financial advisors for the preferred share offering, Paul S. Giordano, David P. Shea, Edward B. Hubbard, and Richard P. Heberton. The complaint include claims that defendants’ public statements, including the registration statement and prospectus related to the secondary offering, contained false and misleading statements and omitted to disclose material facts necessary to make the statements contained therein not misleading. On October 14, 2008, we filed a motion to dismiss on behalf of Syncora Holdings and the individual defendants. We believe that such lawsuit lacks merit and the Company intends to vigorously defend itself against such action.

In July through October 2008, five lawsuits, Hinds County, Mississippi v. Wachovia Bank N.A. et al., Fairfax County, Virginia et al. v. Wachovia Bank N.A. et al., City of Oakland, California v. AIG Financial Products Corp. et al., County of San Mateo v. Bank of America, N.A. et al., and County of Contra Costa v. Bank of America, N.A. et al. were commenced in the United States District Courts for the Southern District of New York, District of Columbia, and Northern District of California, on behalf of all state, local and municipal government entities that purchased municipal derivatives from us or the other defendants in the period from January 1, 1992 through December 31, 2006. The complaints name us and a number of providers and brokers of municipal derivatives, as defendants, and they allege a conspiracy among the defendants to fix, raise, maintain or stabilize the price of, and to rig bids and allocate customers and market for, municipal derivatives. The complaints seek unspecified damages and other relief. On June 16, 2008, the Judicial Panel on Multidistrict Litigation issued an order transferring these actions to the Southern District of New York under the caption, In re Municipal Derivatives Antitrust Litigation, for coordinated or consolidated pretrial proceedings. Pursuant to that order, several related actions which have been filed subsequently, including Mayor and City Counsel of Baltimore v. Wachovia Bank N.A. et al., County of Alameda, California v. AIG Financial Products Corp. et al., City of Fresno, California v. AIG Financial Products Corp. et al, Central Bucks School District v. Wachovia Bank N.A. et al., and Washington County, Tennessee v. Bank of America, N.A. et al., will be treated as potential tag-along actions. We communicated to the plaintiffs that the Company should not have been included in this litigation as it did not provide municipal derivatives, and the consolidated complaint that was filed on August 22, 2008 does not include the Company as a defendant.

In addition, in July through October 2008, five lawsuits, City of Los Angeles v. Bank of America, N.A. et al, City of Stockton v. Bank of America, N.A. et al., City of Oakland v. Bank of America, N.A. et al., County of San Mateo v. Bank of America, N.A. et al., and County of Contra Costa v. Bank of America N.A. et al., were commenced in state courts in California. The complaints name us and a number of providers and brokers of municipal derivatives, as defendants, and they allege a conspiracy among the defendants to rig bids in municipal derivative auctions in violation of California state antitrust laws and California state common law. The complaints seek unspecified damages and other relief. Five other lawsuits, City of Los Angeles v. Ambac Financial Group, Inc. et al., City of Stockton v. Ambac Financial Group, Inc. et al., City of Oakland v. Ambac Financial Group Inc., et al., City and County of San Francisco v. Ambac Financial Group Inc. et al., and County of San Mateo v. Ambac Financial Group Inc. et al., were commenced in July 2008 in state courts in California. The complaints name six bond insurers, including Syncora Guarantee, and two individuals as defendants, and they allege that defendants failed to fully disclose their investment in subprime mortgage-backed securities and insurance of subprime instruments and that defendants conspired to perpetuate and maintain a dual system of bond rating in violation of California state antitrust laws and California state common law. The complaints seek unspecified damages and other relief. We believe that these lawsuits lack merit and the Company intends to vigorously defend itself against such actions.

On June 17, 2008, Charles Wilson, on behalf of himself and a class consisting of every Jefferson County sewer ratepayer since January 1, 1993, filed suit against Syncora Guarantee and numerous other defendants. The suit alleges that through the wrongful conduct of the members of the Jefferson County Commission, most notably Larry Langford, the County incurred a bonded indebtedness of approximately $3.2 billion relating to improvements to its sewer system. The complaint alleges that the commissioners, in a conspiracy with several individuals, financial companies, law firms, and bond insurers, completed several swap transactions whereby the bonds, which were primarily fixed interest securities, were swapped to variable rate and auction rate securities. These swaps, the complaint alleges, were done primarily to facilitate the inappropriate payment of exorbitant fees to several bond brokers and financial advisors. With respect to the bond insurers, including Syncora Guarantee, the complaint alleges that the insurers negligently insured the bonds while allowing themselves to become undercapitalized and downgraded by the rating services, which in turn downgraded the bonds. The plaintiffs allege damages on the ground that their sewer rates are much higher than they otherwise would have been without the wrongdoing of all parties. We have filed a motion to dismiss. We believe that such lawsuit lacks merit and the Company intends to vigorously defend itself against such action.

On August 28, 2008, another complaint was filed by Carnell E. Fowler, William Young, and Citizens for Sewer Accountability, on behalf of the State of Alabama, against Syncora Guarantee and many of the same defendants in the Wilson case above. This complaint asserts claims under Alabama’s quo warranto statutes, Ala. Code §§ 6-6-590, et seq. Quo warranto is an ancient and extraordinary remedy available to annul a corporation’s charter, cancel its contracts, and/or preclude it from operating as a corporation in Alabama where the corporation has engaged in such actions as to warrant a forfeiture of its corporate rights and existence. The factual allegations of the complaint virtually mirror those in the Wilson case. We have filed a motion to dismiss. We believe that such lawsuit lacks merit and the Company intends to vigorously defend itself against such action.

On or around September 16, 2008, Syncora Guarantee, together with the trustee under the indenture for the warrants as well as Financial Guaranty Insurance Company, who also insures a portion of the warrants, commenced a lawsuit against the County and its current commissioners in Alabama federal court seeking, among other things, the appointment of a receiver over the County’s sewer system. A hearing on the plaintiff’s request for a receiver is currently scheduled for November 17, 2008. On September 25, 2008, the County filed a counterclaim against Syncora Guarantee and Financial Guaranty Insurance Company alleging negligence, breach of contract, fraud and fraud and fraudulent suppression. We believe that such lawsuit lacks merit and the Company intends to vigorously defend itself against such action.

ITEM 1A. RISK FACTORS

There is no material change in the information reported under “Part I. Item 1A—Risk Factors” set forth in our Annual Report on Form 10-K, except the following.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

As of September 30, 2008, we had $1.4 billion of net operating loss carryforwards which are available to reduce taxable income reported in future years. Depending upon our operating performance in future periods, we may generate additional net operating loss carryforwards.

Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50 percentage points of its stock over a three-year period, to utilize its net operating loss carryforwards and certain built in losses recognized in periods after the ownership change. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company or any change in ownership arising from a new issuance of stock by the Company.

If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, including purchases or sales of stock between 5% shareholders, our ability to use our net operating loss carryforwards and recognize certain built in losses would be subject to the limitations of Section 382. Depending on the resulting limitation, a significant portion of our net operating loss carryforwards could be deferred or could expire before we would be able to use them. Our inability to utilize our net operating loss carryforwards would have a material negative impact on our financial position and results of operations.

We may be unable to reach an agreement with the Financial Counterparties for the commutation, termination, amendment or restructuring of existing agreements with the Financial Counterparties.

Under the Master Transaction Agreement, we agreed with the Financial Counterparties to negotiate in good faith to reach an agreement for the commutation, termination, amendment or the restructuring of the existing agreements with such Financial Counterparties prior to October 15, 2008, which date was extended pursuant to the Amendment Agreement to October 31, 2008. In order to enable the use of the Syncora Guarantee funds allocated for such purpose (approximately $825 million as of September 30, 2008) as payment for such commutation, termination, amendment or restructuring, any such agreement must be consented to by an agreed upon percentage of Financial Counterparties by number and outstanding notional amounts. There can be no assurance that the negotiations with the Financial Counterparties will be successful or that we will reach an agreement with the requisite percentage of Financial Counterparties. Any agreement with the Financial Counterparties will require addressing the treatment of our public finance business to the satisfaction of the New York Superintendent of Insurance. There can be no assurances that the negotiations with the Financial Counterparties to reach an agreement on the appropriate treatment of our public finance business will be successful or that the agreement reached with the Financial Counterparties will be satisfactory to the Superintendent. In addition, the Financial Counterparties had agreed that until October 15, 2008 (extended to October 31, 2008 by the Amendment Agreement), they would forbear from exercising certain enforcement rights in respect of various transactions, agreements, policies, guarantees and treaties to which we or our affiliates are a party. This Forbearance has expired and the Financial Counterparties are no longer restricted from the exercise of enforcement rights. If triggered, the exercise of enforcement rights by the Financial Counterparties could have a material adverse effect on our financial positions and results of operations. The failure to reach an agreement with the Financial Counterparties will cause us to continue to be exposed to material adverse loss reserve development on such business, which if such loss development is realized could have material adverse effect on our financial position and results of operations, and may result in Syncora Guarantee not being able to comply with its regulatory minimum policyholders’ surplus requirement, which could cause the NYID to seek to put Syncora Guarantee in rehabilitation or liquidation.

As a result of the transactions contemplated by the Agreements and the related transactions and certain agreements with the New York Insurance Department, we have additional liquidity risks.

Our ability to meet our ongoing cash requirements depends on our ability to obtain cash dividends or other cash payments or obtain loans from our subsidiaries and will also depend on the financial condition of our subsidiaries. Syncora Guarantee Re, which used to be our financial guarantee reinsurance subsidiary, was merged with and into Syncora Guarantee, our financial guarantee insurance subsidiary, with Syncora Guarantee as the surviving company. Syncora Guarantee Re had limited liquid assets and any dividends or advances from Syncora Guarantee will require approval by the NYID because it does not meet the test under New York insurance law governing the amount of dividends that can be paid in any year. In addition, we entered into an undertaking with the NYID pursuant to which we have agreed not to make any dividends to the shareholders of Syncora Guarantee, including Syncora Holdings and the holders of the Series B Preferred Series without the prior consent of the NYID during a two-year period commencing on the date the shares previously owned by XL Capital are transferred to the trust. In certain circumstances, if dividends on the Series B Preferred Series are not paid dividends will accrue on a cumulative basis. There can be no assurance that any dividends or advances will be approved and if required dividends or advances are not approved, Syncora Holdings has no other available sources of funding.

There is substantial doubt about our ability to continue as a going concern.

We believe the principal factors which affect the Company’s ability to continue as a going concern are: (i) its ability to successfully reach agreements with Financial Counterparties and other parties to commute, terminate or restructure the Company’s CDS contracts and policies on terms satisfactory to the Company, as well as to address the Company’s public finance business to the satisfaction of the New York Superintendent of Insurance and (ii) the risk of adverse loss development on its remaining in-force business not so commuted, terminated or restructured (particularly in regard to its exposure to residential mortgages) that would cause it not to be in compliance with its $65 million minimum policyholders surplus requirement under New York state law. As a result of uncertainties associated with the aforementioned factors affecting the Company’s ability to continue as a going concern, management has concluded that there is substantial doubt about the ability of the Company to continue as a going concern. Our unaudited interim consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty with respect to our ability to continue as a going concern.

Syncora Guarantee will not be able to comply with its regulatory minimum policyholders’ surplus requirement or report policyholders’ surplus if it does not consumate agreements with the Financial Counterparties and other parties to commute, terminate, amend or restructure their existing agreements or there is no favorable development of statutory case reserves, which would permit the NYID to seek to put Syncora Guarantee in rehabilitation or liquidation.

Absent the consummation of agreements with Financial Counterparties and other parties to commute, terminate, amend or restructure their existing agreements or favorable development of statutory case reserves, interest accretion on such reserves will cause Syncora Guarantee to not be able to comply with its regulatory minimum policyholders’ surplus requirement as of December 31, 2008, which would permit the NYID to seek to put Syncora Guarantee in rehabilitation or liquidation. In addition, in accordance with NAIC SAP, at December 31, 2008, Syncora Guarantee will be required under NAIC SAP to re-measure the deduction from loss reserves for the time value of money based the average yield on its invested assets for the year then ended. Absent the consummation of agreements with Financial Counterparties and other parties to commute, terminate, amend or restructure their existing agreements or favorable development of statutory case reserves, based on the annualized yield of Syncora Guarantee’s invested assets for the nine months ended September 30, 2008, we expect that the re-measurement of the deduction from loss reserves based the average yield on its invested assets at December 31, 2008 will cause it to report a policyholders’ deficit at such date.

There is a possibility that the Agreements and the related commutations and releases could be challenged, which could have a material adverse effect on our financial condition.

Any creditor, or, if Syncora Guarantee were placed into receivership, the New York Superintendent of Insurance as receiver could challenge the Agreements and related transactions. We obtained required approvals from the NYID, the Bermuda Monetary Authority and the Delaware Department of Insurance in connection with the Master Transaction Agreement and the transactions contemplated thereby. The NYID also approved the Merrill Agreement and the transactions contemplated thereby. However, there can be no assurance regarding the enforceability of the Agreements and that the transactions contemplated thereunder will not be challenged, including under applicable fraudulent conveyance laws. If any challenge were successful, the applicable transactions contemplated by the Agreements could be unwound or otherwise affected and that could have a material adverse effect on our financial condition.

Certain of our policyholders and counterparties may not pay premiums and makewholes owed to us due to bankruptcy or other reasons.

In light of bankruptcy or the financial condition of financial institutions that are our counterparties and our own financial condition, in certain cases a part of or the full amount of premiums and makewhole owed to us have not been paid, despite an obligation to do so. The terms of our contracts may not permit us to cancel our insurance even though we have not been paid. If non-payment becomes widespread, whether as a result of bankruptcy, lack of liquidity, adverse economic conditions, operational failure or otherwise, it could have a material adverse impact on our revenues and results of operations.

Syncora Guarantee may lose certain control rights under certain financial guarantee insurance policies if it fails to make a payment, is insolvent or placed into receivership or liquidation.

Certain of the contracts relating to Syncora Guarantee’s financial guarantee insurance policies have provisions that provide that Syncora Guarantee may lose certain control rights if Syncora Guarantee fails to make a payment on its insured obligations, is insolvent or placed into receivership or liquidation by the NYID. There can be no assurance that counterparties to these contracts will not assert that events have occurred that would result in Syncora Guarantee’s loss of these control rights. Loss of these rights could interfere with Syncora Guarantee’s ability to remediate these contracts, which could have a material adverse effect on Syncora Guarantee’s financial condition and results of operations.

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

We have entered into an undertaking with the NYID pursuant to which we have agreed not to make any dividends or distributions to our shareholders during an eighteen month period beginning on August 5, 2008. If dividends on the Syncora Holdings Series A Preference Shares are not paid in an aggregate amount equivalent to dividends for six full quarterly periods, whether or not declared or whether or not consecutive, holders of the Syncora Holdings Series A Preference Shares will have the right to elect two persons who will then be appointed as additional directors to the board of Syncora Holdings. Such right will cease upon the earlier to occur of the first date as of which full dividends have been paid for at least four consecutive quarterly periods and the date on which the Syncora Holdings Series A Preference Shares have been redeemed.

The poor performance of the 8,000,000 XL Capital Ltd. ordinary shares we hold has had and may continue to have a material adverse effect on our financial condition.

The current financial crisis has resulted in unprecedented levels of market volatility. In connection with the Master Transaction Agreement, we received 8,000,000 ordinary shares of XL Capital Ltd. XL Capital Ltd’s share price and therefore the value of our holdings has declined significantly from the price of these shares on the Closing Date. Such decline has had and may continue to have a material adverse effect on our financial condition.

If counterparties to certain of the CDS contracts Syncora Guarantee has insured become subject to a bankruptcy, insolvency or analogous regulatory proceeding, they may have the right to terminate the contracts and require Syncora Guarantee to pay them damages as a consequence of such termination, which under current market conditions would be in excess of Syncora Guarantee’s resources.

If a counterparty to a CDS contract insured by Syncora Guarantee should become insolvent, bankrupt or be placed into rehabilitation, receivership, liquidation or other similar proceeding by a regulator (a “Bankruptcy Event”), the bankruptcy trustee, receiver or debtor-in-possession of such counterparty may have the right to reject or otherwise terminate such CDS contracts and seek damages from the trust, payment of which is guaranteed by Syncora Guarantee. It is unclear whether such CDS contracts may be so terminated as a consequence of a Bankruptcy Event, and if so terminated whether payment of such damages would be required, or how such damages would be calculated. However, if the calculation is based on the market value of the CDS contract, a termination of of certain CDS contracts under current market conditions this would result in a substantial liability to Syncora Guarantee which would be in excess of its ability to pay.

Payment of claims on our guaranteed obligations in respect of Jefferson County, Alabama could have a material adverse impact on our results of operations, cash flows and liquidity.

We insured the payment of scheduled debt service on sewer revenue warrants issued by the County in 2002 and 2003 and have provided a surety bond policy. As of September 30, 2008, the outstanding principal amount of such obligations was $1.2 billion before giving effect to reinsurance and $1.1 billion after giving effect to reinsurance. Through November 14, 2008, we have paid gross claims in an aggregate amount of approximately $114.3 million on the County’s warrants and surety policy. We estimate that we may be required to pay potential claims under our policies over the remainder of 2008 and calendar year 2009 of approximately $337 million. Actual amounts of the claims we may be required to pay may differ from such estimates and the differences could be material.

Our shares may be de-listed from the New York Stock Exchange.

On April 3, 2008, the New York Stock Exchange (“NYSE”) advised Syncora Holdings that its common shares were “below criteria” for the average price of a security. According to the NYSE’s price criteria for common shares, a company is considered to be below compliance standards if the average closing price of a security is less than $1.00 over a consecutive 30 trading-day period. As of April 1, 2008, our common shares reached a 30 trading-day average closing price of $0.98. We notified the NYSE on April 8, 2008 that we intends to seek to cure the average price deficiency to maintain our listing. On October 9, 2008, the NYSE advised us that we had cured our deficiency. However, on November 6, 2008, the NYSE advised us that we were out of compliance with their listing standards because our average market capitalization was less than $75 million over a 30 trading-day period and stockholders’ equity is less than $75 million. On November 13, 2008, the NYSE noted that we were again below criteria for the average closing price of a security. There can be no assurance that we will be successful in maintaining our listing with the NYSE.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 5, 2008, Syncora Holdings entered into an undertaking with the NYID pursuant to which it has agreed not to make dividends or distributions to its shareholders for eighteen months following such date without their express prior consent.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1

Amendment No. 2 to Master Transaction Agreement, by and among Syncora Holdings Ltd., Syncora Guarantee Inc., certain portfolio trusts that are affiliates of Syncora Guarantee Inc., certain financial institutions that are counterparties to certain agreements with Syncora Guarantee, Inc. and certain other parties (Incorporated by reference to Exhibit 99.1 to the Periodic Report on Form 8-K filed on November 3, 2008)

10.1	Letter Agreement, dated as of September 29, 2008, by and among Weil, Gotshal & Manges LLP, J.P. Morgan Securities Inc. and Syncora Guarantee Inc.
10.2	Amended and Restated Employment Agreement, dated as of August 28, 2008, by and between Syncora Holdings Ltd. and Claude LeBlanc.
10.3	Letter Agreement, dated as of August 11, 2008, by and between Syncora Holdings Ltd. and Paul Giordano.
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNCORA HOLDINGS LTD. (Registrant)
Date: November 17, 2008	/s/ SUSAN B. COMPARATO Susan B. Comparato President, Acting Chief Executive Officer and General Counsel (Principal Executive Officer)
Date: November 17, 2008	/s/ ELIZABETH A. KEYS Elizabeth A. Keys Senior Vice President and Chief Financial Officer (Principal Financial Officer)