Form 10-K
period 2008-12-31
SYNCORA HOLDINGS LTD
filed 2009-03-31
CIK 1358164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to
Commission File Number 001-32950

SYNCORA HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

BERMUDA (State or other jurisdiction of incorporation or organization)	NOT APPLICABLE (I.R.S. Employer Identification No.)

Canon’s Court, 22 Victoria Street, Hamilton, Bermuda HM 12
(Address of principal executive offices and zip code)

(441) 279-7450
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None*
Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of March 20, 2009, there were 65,151,297 outstanding common shares, $0.01 par value per share, of the registrant (includes 30,069,049 shares held by a trust. See Note 4 to the Consolidated Financial Statements included herein). The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter based on the closing price of the stock on the New York Stock Exchange was $10,173,852.

Pursuant to a Form 12b-25 to be filed on or before April 1, 2009, Item 11 has been omitted from this report.

*	As of April 7, 2009. On January 7, 2009, the New York Stock Exchange filed a Form 25 delisting our common shares. The deregistration of our common shares under Section 12(b) of the Act will become effective 90 days after such filing.

SYNCORA HOLDINGS LTD.

References to the “Company,” “we,” “us” and “our” mean Syncora Holdings Ltd. and, unless otherwise indicated, its subsidiaries. References to “Syncora Holdings” means our top-level holding company.

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

PART I

ITEM 1. BUSINESS

Overview

On March 17, 2006, XL Capital Ltd (“XL Capital”) formed Syncora Holdings Ltd. (formerly known as Security Capital Assurance Ltd), as a wholly-owned Bermuda based subsidiary holding company. On July 1, 2006, XL Capital contributed all of its ownership interests in its financial guarantee insurance and financial guarantee reinsurance operating businesses indirectly to us. The aforementioned operating businesses consisted of: (i) Syncora Guarantee Inc. (“Syncora Guarantee”) (a New York domiciled financial guarantee insurance company formerly known as XL Capital Assurance Inc.) and its wholly-owned subsidiary, Syncora Guarantee (U.K.) Ltd. (“Syncora Guarantee-UK”, formerly known as XL Capital Assurance (U.K.) Limited) and (ii) Syncora Guarantee Re Ltd. (“Syncora Guarantee Re”) (a Bermuda domiciled financial guarantee reinsurance company formerly known as XL Financial Assurance Ltd.). Syncora Guarantee was an indirect wholly-owned subsidiary of XL Capital and all of Syncora Guarantee Re was indirectly owned by XL Capital, except for a preferred stock interest which was owned by Financial Security Assurance Holdings Ltd. or its subsidiaries (“FSA”), entities which are otherwise not related to XL Capital or the Company. On August 4, 2006, Syncora Holdings completed an initial public offering (the “IPO”). In addition, XL Capital sold common shares of Syncora Holdings from its holdings directly to the public in a secondary offering concurrent with the IPO. Immediately after the IPO and the secondary offering, XL Capital, through its wholly-owned subsidiary XL Insurance (Bermuda) Ltd (“XLI”), owned approximately a 63% economic interest in Syncora Holdings. In June 2007, XLI completed the sale of additional common shares of Syncora Holdings from its holdings. Immediately after such sale, XLI owned approximately a 46% voting and economic interest in Syncora Holdings. On August 5, 2008, we consummated the transactions comprising the 2008 MTA (as defined below), pursuant to which XL Capital transferred all of the common shares of Syncora Holdings it owned to be held in trust by CCRA Purpose Trust (the “SCA Shareholder Entity”). On September 4, 2008, Syncora Guarantee Re merged with and into Syncora Guarantee, with Syncora Guarantee being the surviving company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Business—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information”.

Prior to January of 2008 (as more fully discussed below, under “—Recent Developments”), we provided credit enhancement and protection products to the public finance and structured finance markets throughout the United States and internationally through the issuance of financial guarantee insurance policies and credit default swap (“CDS”) contracts, as well as the reinsurance of financial guarantee insurance and CDS contracts written by other insurers. Financial guarantee insurance provides an unconditional and irrevocable guarantee to the holder of a debt obligation of full and timely payment of the guaranteed principal and interest. In the event of a default under the obligation, the insurer has recourse against the issuer or any related collateral (which is more common in the case of insured asset-backed obligations or other non-municipal debt) for amounts paid under the terms of the policy. CDS contracts are derivative contracts that offer credit protection relating to a particular security or pools of specified securities. Under the terms of a CDS contract, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a referenced security. Financial guarantee reinsurance provides a means by which financial guarantee insurance companies can manage and mitigate risks in their in-force business and/or increase their capacity to write such business.

Recent Developments

Adverse developments in the credit markets generally and the mortgage market specifically that began in the second half of 2007 and continued through 2008 have resulted in material adverse effects on our business, results of operations, and financial condition, including (i) significant adverse development of anticipated claims on our guarantees, under our CDS contracts, of collateralized debt obligations (“CDOs”) of asset-backed securities (“ABS CDOs”) and significant adverse development of reserves for unpaid losses and loss adjustment expenses on our guarantees, under our insurance contracts, of residential mortgage-backed securities (“RMBS”), and (ii) downgrades of our insurance financial strength (“IFS”) ratings by Moody’s Investors Service, Inc. (“Moody’s”), Fitch Ratings (“Fitch”) and Standard & Poor’s Ratings Services (“S&P”), which ratings had been fundamental to our ability to conduct business and which have caused us to cease writing substantially all new business since January of 2008, resulting in the loss of future incremental earnings and cash flow. As of March 30, 2009, Syncora Guarantee is rated “Ca” by Moody’s and “CC” by S&P; we have terminated our agreement for the provision of ratings with Fitch.

During the second quarter of 2008, we recorded a material increase in adverse development of anticipated claims on our guarantees of ABS CDOs and reserves for unpaid losses and loss adjustment expenses on our guarantees of RMBS causing us to be unable to maintain Syncora Guarantee’s compliance with its $65 million minimum policyholders’ surplus requirement under New York Insurance Law as of June 30, 2008. In light of this material adverse development, and in accordance with our previously disclosed strategic plan, on July 28, 2008 we, certain financial institutions that are counterparties to CDS contracts with Syncora Guarantee (the “Counterparties”), Merrill Lynch & Co., Inc. (“Merrill Lynch”) and certain of its affiliates, and XL Capital and certain of its affiliates, entered into a Master Commutation, Release and Restructuring Agreement, dated July 28, 2008, as amended, and certain other related agreements (hereafter referred to collectively as the “2008 MTA”). The transactions comprising the 2008 MTA closed on August 5, 2008 (the “Closing Date”), except for the transactions comprising the FSA Master Agreement (as defined below), which closed on August 4, 2008. See “Management’s Discusssion and Analysis of Financial Condition and Results of Operations—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information” for a description of the transactions comprising the 2008 MTA and certain summary financial information presenting the effect of the transactions comprising the 2008 MTA on our financial position and results of operations as of and for the year ended December 31, 2008.

During the third quarter of 2008, we recorded further significant adverse development relating to anticipated claims on our guarantees of ABS CDOs and reserves for unpaid losses and loss adjustment expenses on our guarantees of RMBS which would have caused Syncora Guarantee to be unable to maintain its compliance with its $65 million minimum policyholders’ surplus requirement under New York Insurance Law as of September 30, 2008. However, at our request, the New York State Insurance Department (the “NYID”), pursuant to section 6903 of New York Insurance Law, granted Syncora Guarantee approval in connection with the preparation of its statutory financial statements for the quarter ended September 30, 2008 to release statutory-basis contingency reserves on policies that have been terminated and on policies on which we have established case basis reserves for losses and loss adjustment expenses, which differs from accounting practices prescribed by the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual and adopted by the State of New York (“NAIC SAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Business—Recent Developments” and the Consolidated Financial Statements for more information. As a result of such approval, Syncora Guarantee reported policyholders’ surplus of $83.3 million at September 30, 2008. Absent such approval, Syncora Guarantee would have reported a policyholders’ surplus at September 30, 2008 of $19.1 million. Policyholders’ surplus is based on statutory-basis accounting practices which differ from accounting principles generally accepted in the United States of America (“GAAP”). Such differences may be material. The aforementioned approval was also extended by the NYID in connection with the preparation of Syncora Guarantee’s statutory financial statements as of and for the year ended December 31, 2008.

During the fourth quarter of 2008, we recorded a material increase in adverse development relating to anticipated claims on our guarantees of ABS CDOs and reserves for unpaid losses and loss adjustment expenses on our guarantees of RMBS. As a result of the material adverse development relating to anticipated claims on our guarantees of ABS CDOs and reserves for unpaid losses and loss adjustment expenses on our guarantees of RMBS recorded during 2008, Syncora Guarantee reported a policyholders’ deficit of $2.4 billion as of December 31, 2008. Failure to maintain positive statutory policyholders’ surplus or non-compliance with the statutory minimum policyholders’ surplus requirement permits the New York Superintendent of Insurance (the “New York Superintendent”) to seek court appointment as rehabilitator or liquidator of Syncora Guarantee. As a result of this material adverse development, and in accordance with our previously disclosed strategic plan, effective as of March 5, 2009, Syncora Guarantee signed a non-binding letter of intent with certain of the Counterparties (the “Letter of Intent”) whereby the parties agreed to negotiate in good faith to seek to promptly agree on mutually agreeable definitive documentation, in the form of a master transaction agreement and related agreements (hereafter referred to collectively as the “2009 MTA”). In addition, pursuant to the RMBS Transaction Agreement, dated as of March 5, 2009 (the “RMBS Transaction Agreement”), on March 11, 2009, the fund referenced therein (the “Fund”) commenced a tender offer to acquire certain residential mortgage-backed securities that are insured by Syncora Guarantee (the “RMBS Securities”). The 2009 MTA and tender offer represent the principal elements of the second phase of our strategic plan. See “Management’s Discusssion and Analysis of Financial Condition and Results of Operations—Description of the Transactions Contemplated by the Letter of Intent and Related Transactions” for more information.

Ratings Downgrades and Other Actions

Prior to the first quarter of 2008, we had maintained triple-A ratings from Moody’s, Fitch and S&P, and these ratings had been fundamental to our historical business plan and business activities. However, in response to the deteriorating market conditions described above, the rating agencies updated their analyses and evaluations of the financial guarantee insurance industry including us. As a result, our IFS ratings have been downgraded by the rating agencies and the rating agencies have placed our IFS ratings on creditwatch/ratings watch negative or on review for further downgrade. Consequently, we suspended writing substantially all new business in January 2008.

Most recently, on March 9, 2009, Moody’s downgraded to “Ca” from “Caa1” the IFS ratings of Syncora Guarantee and Syncora Guarantee-UK, with the ratings placed on developing outlook, and on January 29, 2009, S&P downgraded to “CC” from “B” the IFS ratings of Syncora Guarantee and Syncora Guarantee-UK, with the ratings placed on negative outlook. Effective August 27, 2008, we terminated the agreement for the provision of ratings with Fitch. Since we have suspended writing substantially all new business, we believe ratings from two agencies are sufficient. This follows numerous downgrades by each of S&P, Moody’s and Fitch since each of them first downgraded our triple-A ratings in the first quarter of 2008.

In addition to the aforementioned downgrades of our IFS ratings, Moody’s, S&P and Fitch have also downgraded our debt and other ratings.

These rating agency actions reflect Moody’s, S&P’s and Fitch’s current assessment of our creditworthiness, business franchise and claims-paying ability. This assessment reflects our direct and indirect exposures to the U.S. residential mortgage market, which has precipitated our weakened financial position and business profile based on increased reserves for losses and loss adjustment expenses, realized and unrealized losses on credit derivatives and modeled capital shortfalls.

Ongoing Strategic Plan

Management is principally focused on: (i) seeking to successfully consummate the 2009 MTA and the tender offer (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Business—Description of the Transactions Contemplated by the Letter of Intent and Related Transactions” for more information), (ii) maintaining or enhancing our liquidity, and (iii) remediating troubled credits to minimize claim payments, maximize recoveries and mitigate ultimate expected losses. We currently anticipate that in connection with the 2009 MTA Syncora Guarantee will agree, except in certain limited circumstances, not to recommence writing any new business.

In seeking to reduce exposure to CDS contracts and other guaranteed products and otherwise improve our financial position and liquidity, we may from time to time, directly or indirectly, seek to purchase (on the open market or otherwise) or commute our guaranteed exposures. The amount of exposure reduced and the nature of any such actions will depend on market conditions, pricing levels, our cash position, and other considerations. On March 11, 2009, the Fund commenced a tender offer to acquire the RMBS Securities insured by Syncora Guarantee. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Business—Description of the Transactions Contemplated by the Letter of Intent and Related Transactions.”

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

•

obligation-related factors, such as the type of an issue, the type and amount of collateral pledged, applicable revenue sources and amounts therefrom, governing restrictive covenants, rating agency capital charges and maturity; and

•

insurer and market-related factors, such as competition, if any, from other credit enhancement providers, investor demand for a certain bond insurer’s guarantee (driven, in part, by such insurer’s IFS rating) investor demand for bond insurance and the credit spreads in the market available to pay premiums.

Premiums are almost always non-refundable and are invested upon receipt.

In addition to financial guarantee insurance products described above, we have also provided customers credit enhancement products in the form of insurance for CDS contracts. CDS contracts provide credit protection relating to a particular security or pools of specified securities. Under the terms of a CDS contract, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a referenced security. CDS contracts typically provide protection to one beneficiary rather than a class of investors. Syncora Guarantee has provided its protection on CDS contracts through the establishment of common law trusts. For each transaction, Syncora Guarantee issued a financial guarantee policy guaranteeing the obligations of a particular common law trust formed by us, which in turn entered into a CDS contract with the beneficiary with respect to a specified reference obligation, typically a pooled debt obligation, or CDO, a security backed by consumer assets such as mortgages, credit cards or student loans, a utility or municipal obligation or a security which has already been enhanced with a financial guarantee from another monoline bond insurance company. In accordance with GAAP, the Company is required to reflect in its results of operations gains or losses resulting from changes in the fair value of CDS contracts insured by Syncora Guarantee. For further description of the mark-to-market process and risks resulting from providing insurance for CDS contracts as compared to traditional financial guarantee insurance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Credit Default Swaps.”

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

Reinsurance provides an important benefit to ceding companies by, among other benefits, allowing such companies to write greater single risks and greater aggregate risks than would otherwise be permitted under the risk limits and capital requirements applicable to the ceding company, including state insurance laws and rating agency guidelines. U.S. state insurance regulators generally allow ceding companies to record a credit for reinsurance as an asset or as a reduction from liabilities to the extent that they obtain such reinsurance from licensed reinsurers or, subject to certain requirements (including the provision of letters of credit or other security) from unlicensed, typically offshore reinsurers. Similarly, rating agencies generally take into account liability ceded under reinsurance agreements when calculating an insurer’s exposure, with the amount of credit accorded to such reinsurance based on the IFS rating and, in the case of one rating agency, the financial enhancement rating, of the relevant reinsurer.

Our Products

We have historically offered our clients financial guarantee insurance policies and CDS contracts. In addition, we historically have offered reinsurance of financial guarantee policies and CDS contracts issued by other monoline financial guarantee insurance companies. As discussed above (see “—Overview—Recent Developments”), we ceased writing substantially all new business in January of 2008.

Information About Our Operating Segments

For management and reporting purposes, prior to the 2008 MTA and the merger of Syncora Guarantee Re with and into Syncora Guarantee, our business was organized into two operating segments: our financial guarantee insurance segment and our financial guarantee reinsurance segment. Subsequent to the aforementioned merger, we manage our business in one operating segment.

In-Force Guarantees of Financial Guarantee Insurance Policies and CDS Contracts

Set forth below is certain historical information regarding our in-force guarantees of financial guarantee insurance policies and CDS contracts.

U.S. Public Finance—U.S. public finance obligations consist primarily of debt obligations issued by or on behalf of states or their political subdivisions (counties, cities, towns and villages, utility districts, public universities and hospitals, public housing and transportation authorities), other public and quasi-public entities (including non-U.S. sovereigns and subdivisions thereof) and private universities and hospitals. These obligations generally are supported by the taxing authority of the issuer, the issuer’s or underlying obligor’s ability to collect fees or assessments for certain projects or public services or revenues from operations. This market also includes project finance obligations, as well as other structured obligations supporting infrastructure and other public works projects, where the underlying credit obligation is from a public source, such as a government or agency. See also “—Financial Guarantee In-Force Business” for additional information regarding the nature of debt obligations comprising the U.S. public finance market. We participated in most segments of the U.S. public finance market. As of December 31, 2008, $52.4 billion, or 39.2%, of our guaranteed net par outstanding represented insurance of public finance obligations.

U.S. Structured Finance—We define U.S. structured finance obligations as those debt obligations issued in the U.S., or consisting of predominantly U.S. assets, which are not public finance obligations. This includes CDOs, which are largely non-public transactions; financings for investor-owned utilities; financings for privately owned or leased infrastructure; asset-backed securities (“ABS”), which constitute the largest market of publicly offered (including Rule 144A) structured finance obligations and various other types of structured transactions. ABS are generally backed by pools of assets, such as residential mortgage loans, consumer or trade receivables, securities or other assets having an ascertainable cash flow or market value. These pools of assets are generally held by a special purpose issuing entity which issues securities that may be guaranteed by a financial guarantor. ABS and CDO obligations can be “funded” or “synthetic.” Funded structured finance obligations generally have the benefit of one or more forms of credit enhancement, such as over-collateralization and excess cash flow, to reduce credit risks associated with the related assets. Financial guarantors’ participation in synthetic structured finance obligations generally take the form of CDS contracts that reference pools of assets, securities or loans, with a defined deductible to reduce credit risks associated with the referenced assets, securities or loans. See also “—Financial Guarantee In-Force Business” for additional information regarding the nature of debt obligations comprising the U.S. structured finance market. Prior to 2008, we were an active participant in the U.S. structured finance market, particularly in ABS and CDOs. As of December 31, 2008, $12.8 billion, or 9.5%, of our guaranteed net par outstanding, represented insurance of ABS (largely securities backed by pools of mortgages and automotive loans) and $38.7 billion, or 29.0%, of our guaranteed net par outstanding, represented insurance of CDOs. We have also provided guarantees and CDS contracts on a variety of other synthetic and funded obligations in the U.S. structured finance market, most notably guarantees of debt of investor owned utilities, obligations which already benefit from a financial guarantee from another bond insurance company, debt of privately owned or leased infrastructure assets and, through our bank deposit program, excess deposit insurance for the obligations of certain rated U.S. banks.

International Finance—International finance principally involves: (i) international public finance and structured securities, including ABS and CDOs (both funded and synthetic), (ii) investor-owned utilities in areas where the regulatory framework is supportive and (iii) public/private partnership transactions. A number of countries have established regulatory regimes for the sale of public assets to the private sector. These programs are known generally as public/private partnerships (“PPPs”) and provide a mechanism for funding major capital investments in public infrastructure. A PPP program will typically provide for a government entity to pay fees to a concessionaire in consideration for operating and maintaining an infrastructure asset. Over the last decade PPP programs have been the largest source of international business for financial guarantee companies.

The most significant portion of our international business had been guaranteeing the debt of essential public infrastructure and transportation projects, often under PPP programs, as well as debt of utilities located in jurisdictions with strong regulatory regimes, such as the U.K., Australia and New Zealand. We also were active in guaranteeing both synthetic and funded CDOs and ABS with assets located outside the U.S. We insured international public finance obligations, particularly structured transactions, as well as future flow securities, which are funded transactions generally in emerging market countries structured to minimize the related sovereign risk by utilizing cash flows generated from outside the relevant country to repay the debt we guarantee. Our international business comprises $23.2 billion, or 17.3%, of our guaranteed net par outstanding at December 31, 2008, with the largest concentration in the U.K. with $10.6 billion, or 7.9%, of our guaranteed net par outstanding. As of December 31, 2008, $9.1 billion, or 6.8%, of our guaranteed net par outstanding represented insurance of debt backed by essential public infrastructure and transportation projects located outside the U.S.; $6.7 billion, or 5.0%, of our guaranteed net par outstanding represented insurance of debt of utilities outside of the U.S.; and $7.4 billion, or 5.5%, of our guaranteed net par outstanding represented insurance of other obligations originated either completely or predominately outside of the U.S. See “—Financial Guarantee In-Force Business—Financial Guarantee In-Force Business by Geographic Area” for a breakdown of our international exposures.

In-Force Reinsurance of Financial Guarantee Insurance Policies and CDS Contracts

Set forth below is certain historical information regarding our in-force reinsurance of financial guarantee insurance policies and CDS contracts issued by other financial guarantee companies.

The following table sets forth our net reinsured par outstanding by source as of December 31, 2008, 2007 and 2006:

(in millions, except percentages)	As of December 31,
	2008		2007		2006
FSA	$3,860	73.7%	$7,532	75.1%	$6,545	71.5%
Other primary insurance companies	777	14.8	1,744	17.4	1,873	20.5
XLI(1)	600	11.5	748	7.5	730	8.0

Total	$5,237	100.0%	$10,024	100.0%	$9,148	100.0%

(1)

Includes transactions where we have guaranteed obligations of XLI, a wholly owned subsidiary of XL Capital, to a client of XLI that originally required a triple-A-rated guarantee in addition to the lower-rated guarantee provided by XLI.

Financial Guarantee In-Force Business

Financial guarantee portfolio by product line

The following table sets forth our guaranteed net par outstanding by product line as of December 31, 2008, 2007 and 2006:

(in millions)	As of December 31,
	2008	2007	2006
U.S. Public Finance
Direct	$51,605	$66,756	$46,106
Reinsurance	806	2,572	2,140

Total Public Finance	52,411	69,328	48,246
U.S. Structured Finance
Direct	57,474	68,749	48,905
Reinsurance	658	1,312	2,003

Total Structured Finance	58,132	70,061	50,908
International Finance
Direct	19,418	19,483	13,853
Reinsurance	3,773	6,140	5,005

Total International Finance.	23,191	25,623	18,858

Total net par outstanding	$133,734	$165,012	$118,012

Financial guarantee portfolio by size of underlying policies and contracts

The following table sets forth our guaranteed net par outstanding as of December 31, 2008 by size of underlying policies and contracts (multiple policies written for the same issuer have not been aggregated):

(in millions, except policies and percentages)	Number of Policies	Percent of Total
Net Par Exposure:
$0 – $24	3,614	81.0%
$25 – $49	306	6.8
$50 – $74	111	2.5
$75 – $99	86	1.9
$100 – $199	181	4.1
$200 – $299	83	1.9
$300 – $399	31	0.7
$400 – $499	19	0.4
$500 – $599	11	0.2
$600 – $699	8	0.2
$700 – $799	5	0.1
$800 – $899	3	0.1
$900 – $999	1	0.0
≥$1,000	4	0.1

Total	4,463	100.0%

Financial guarantee portfolio by type of obligation and information regarding concentrations of exposure

U.S. Public finance obligations. We provided guarantees of the payment of principal and interest on a number of different types of public finance obligations. As of December 31, 2008, U.S. public finance obligations made up 39.2% of our total net par outstanding. These obligations include the following:

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

The following table sets forth our U.S. public finance guaranteed net par outstanding by type of obligation as of December 31, 2008, 2007 and 2006:

(in millions)	As of December 31,
	2008	2007	2006
General obligation & appropriation	$28,985	$33,274	$21,161
Utilities	7,140	12,360	9,232
Non-ad valorem	4,956	6,774	5,349
Transportation	3,904	6,922	6,330
Higher education	3,830	6,579	5,071
Other	3,596	3,419	1,103

Total net par outstanding	$52,411	$69,328	$48,246

The table below sets forth our five largest financial guarantee U.S. public finance guaranteed exposures by type and by net par outstanding as a percentage of our total net par outstanding as of December 31, 2008 (multiple policies written for the same issuer have been aggregated):

(in millions, except percentages)	Net Par Outstanding	Percent of Total Net Par Outstanding	S&P Rating
Utilities	$1,017	0.8%	D
General obligation	983	0.7	A+
General obligation	900	0.7	AA
General obligation	850	0.6	AAA
General obligation	810	0.6	AA

Total of five largest exposures	$4,560	3.4%

The following table sets forth the ten states to which we have the most guaranteed exposure for U.S. public finance transactions as of December 31, 2008:

(in billions, except percentages)	Net Par Outstanding(1)	Percent of Total Public Finance Net Par Outstanding
California	$8.0	15.3%
New York	4.0	7.6
Texas	3.6	6.9
Illinois	3.4	6.5
Pennsylvania.	2.8	5.3
Alabama	2.5	4.8
Florida	2.3	4.4
New Jersey	2.0	3.8
Massachusetts.	1.6	3.1
Colorado.	1.4	2.7

Total of ten largest state exposures	$31.6	60.2%

(1)	Includes U.S. public finance policies only.

U.S. Structured finance obligations. We provided guarantees of the payment of principal and interest on a number of different types of structured finance obligations. As of December 31, 2008, U.S. structured finance obligations made up 43.5% of our total net par outstanding. For the U.S. structured finance transactions, these obligations are divided into Pooled Debt Obligations, Consumer ABS, Financial Products, Power & Utilities, Commercial ABS, and Other, which constitute U.S. transactions that are non-public finance transactions and which do not fall into one of the other U.S. structured finance categories listed above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Business—Exposure to Residential Mortgage Market.”

Pooled debt obligations—These include both synthetic and cash flow CDOs with underlying collateral generally consisting of corporate debt securities, RMBS, commercial mortgage-backed securities (“CMBS”), other ABS, and other CDOs. The collateral is generally pooled and held by a special purpose entity which then issues multiple tranches of debt. These tranches of debt had ratings at inception ranging from triple-A and higher down to layers of risk that are rated triple-B and lower. Historically, we generally guaranteed the most senior, or risk remote, tranches of debt, in most cases rated at least triple-A or “super-senior” at the time of issuance. “Super-senior” means the collateral backing the tranche of debt we guaranteed is in excess of the amount needed to obtain a triple-A rating. In certain transactions, the tranche of debt we guaranteed, though super-senior, was not the most senior tranche of debt issued by the relevant CDO entity. As of December 31, 2008, approximately 33.3% of the pooled debt obligations guaranteed by us represented ABS CDOs with underlying collateral primarily consisting of prime, midprime and subprime RMBS. As a result of the dramatic increase in the rate of delinquencies and defaults on the underlying mortgage obligations backing these RMBS bonds beginning in the fourth quarter of 2007 and continuing through 2008, our internal ratings for the vast majority of our ABS CDO transactions have declined significantly below the initial triple-A level, in most cases to below investment grade, and with respect to most ABS CDOs we anticipate incurring claims (in some cases substantial) in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Business—Exposure to Residential Mortgage Market” for further discussions of the losses expected to arise from our portfolio of pooled debt obligations.

Consumer ABS—These include the following obligations: consumer mortgages, automotive loans and leases, credit cards and student loans. The Company did not have any insured credit card exposure as of December 31, 2008.

Consumer mortgages—These include obligations backed by prime, Alt-A and subprime first and second lien home mortgages and home equity loans and lines of credit. Credit support is provided by the cash flows generated by the underlying obligations, as well as by the value of the property being financed, and in certain cases, reserve funds. As a result of the dramatic increase in the rate of delinquencies and defaults on the underlying mortgage obligations backing these securities in the fourth quarter of 2007 and through 2008, our internal ratings for many of the securities has declined significantly below their initial levels, in several cases to below investment grade, and we have set aside reserves for losses we expect to incur. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Business—Exposure to Residential Mortgage Market” for further discussions of the losses expected to arise from our portfolio of ABS bonds that are backed by home equity lines of credit (“HELOC”), Alt-A and closed end second (“CES”)-backed mortgage securities.

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

Student loans—These include obligations backed by private student loans. Credit support is generally provided by cash flows generated by the underlying obligations and in certain cases reserve funds and overcollateralization. Delinquencies and defaults have been historically linked to unemployment and income. If certain economic factors continue to deteriorate, we expect the performance of these obligations to continue to deteriorate.

Financial Products—These include the following obligations: financial products/insurance and bank deposit insurance.

Financial/insurance—These primarily involve closed block and embedded value life insurance transactions, as well as certain other structured transactions where the ultimate risk is to a financing or insurance company but is not a Consumer ABS or Commercial ABS transaction.

Bank deposit insurance—These include bank deposits with maturities of generally less than one year. The primary purpose of these obligations is to provide bank deposit insurance to municipal customers and other customers who, by law or regulation, cannot maintain deposits at deposit taking financial institutions unless separate insurance is arranged for deposit amounts in excess of that insured by the Federal Deposit Insurance Corporation.

Power & Utilities—These include obligations backed by investor-owned electric and gas utilities, oil and gas pipelines and gas distribution systems. This category also includes structured transactions involving the electric and gas utility industry, including project financings.

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

The following table sets forth our U.S. structured finance guaranteed net par outstanding and reserves for losses and loss adjustment expenses (“LAE”) by type as of December 31, 2008, 2007 and 2006:

(in millions)	As of December 31,
	2008		2007		2006
	Net Par Outstanding	Net Reserves for Losses and LAE	Net Par Outstanding	Net Reserves for Losses and LAE	Net Par Outstanding	Net Reserves for Losses and LAE
Pooled Debt Obligations	$38,727	$26.8	$41,507	$651.5	$23,480	$1.6
Consumer ABS	10,246	1,557.9	12,833	37.2	10,240	3.3
Financial Product	946	—	6,332	—	6,070	—
Power & Utilities	4,749	41.3	5,653	8.7	5,184	8.7
Commercial ABS	2,520	—	2,648	—	2,674	—
Other	944	—	1,088	—	3,260	—

Total.	$58,132	$1,626.0	$70,061	$697.4	$50,908	$13.6

The table below sets forth our five largest U.S. structured finance guaranteed exposures by net par outstanding as a percentage of our total net par outstanding as of December 31, 2008 (multiple policies written for the same issuer have been aggregated):

(in billions, except percentages)	Net Par Outstanding	Percent of Total Net Par Outstanding	Type of CDO	S&P Rating
Pooled Debt Obligation	$1.8	1.3%	High Grade ABS CDO	CCC
Pooled Debt Obligation	1.3	1.0	High Grade ABS CDO	CCC
Pooled Debt Obligation	1.3	1.0	High Grade ABS CDO	B-
Pooled Debt Obligation	1.3	1.0	High Grade ABS CDO	AA/CC(1)
Pooled Debt Obligation	1.2	0.9	High Grade ABS CDO	BB+/B-(2)

Total of five largest exposures	$6.9	5.2%

(1)	$616 million of this exposure is rated “AA” and $645 million of this exposure is rated “CC.”

(2)	$1.1 billion of this exposure is rated “BB+” and $71.5 million of this exposure is rated “B-.”

The following table sets forth our five largest aggregate ABS seller servicer concentrations by net par outstanding as of December 31, 2008:

(in billions, except percentages)	Net Par Outstanding	Percent of Total Net Par Outstanding	S&P Rating(1)
Countrywide Home Loans, Inc.	$2.6	1.9%	A+
EMC Mortgage Corporation	1.5	1.1	A+
Residential Capital LLC (f/k/a GMAC Mortgage)	1.2	0.9	CCC
IndyMac Bank FSB	0.9	0.7	D
AmeriCredit Financial Services Inc.	0.6	0.5	B+

Total of five largest seller servicers	$6.8	5.1%

(1)	S&P Rating of ultimate parent of seller servicer.

International Finance—We provided guarantees of the payment of principal and interest on a number of different types of international finance obligations. As of December 31, 2008, international finance obligations made up 17.3% of our total net par outstanding. Our international transactions are divided into eight categories: Power & Utilities; Infrastructure; Transportation; Pooled Debt Obligations; Future Flow; Financial Products; Consumer ABS; and Other.

Power & Utilities—These generally are obligations of privately and publicly owned regulated water, gas and electric utilities located outside of the U.S., primarily in the U.K., Australia and New Zealand. This also includes structured transactions involving power and energy.

Infrastructure—These consist of essential public infrastructure such as schools, hospitals and government buildings which in most cases are being designed, built, operated and financed under a PPP project finance scheme. The majority of our infrastructure guarantees are of obligations originated in the U.K., though we have also guaranteed Infrastructure projects in Canada, Australia and Spain.

Transportation—These are generally international obligations relating to toll roads, airports, bridges, mass transit and parking facilities.

Pooled Debt Obligations—These consist of CDOs, in synthetic or funded form, where the collateral is primarily or substantially originated outside of the U.S. The liabilities for international Pooled Debt Obligations guaranteed by Syncora Guarantee are generally denominated in currencies other than U.S. dollars. Most international CDOs are collateralized loan obligations where the majority of underlying loans constituting the collateral are made to companies located outside of the U.S.

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

Consumer ABS—These include obligations backed by prime and subprime first lien home mortgages. Credit support is provided by cash flows generated by the underlying obligations, and in certain cases, reserve funds and overcollateralization.

Other—Other international finance exposures in our portfolio include bonds or other securities backed by assets that generally do not fall into one of the six categories described above and other types of generally international obligations, including international public finance transactions.

The following table sets forth our international finance guaranteed net par outstanding by type as of December 31, 2008, 2007 and 2006:

(in billions)	As of December 31,
	2008	2007	2006
Power & Utilities	$6.7	$7.0	$4.7
Transportation	6.3	5.0	2.9
Pooled Debt Obligations	3.9	4.0	1.7
Infrastructure	2.8	3.3	3.9
Future Flow	1.5	1.9	1.7
Financial Products	0.9	1.4	0.9
Consumer ABS	0.1	1.1	0.5
Other	1.0	1.9	2.6

Total net par outstanding.	$23.2	$25.6	$18.9

The table below shows our five largest international finance guaranteed exposures by type and by net par outstanding as a percentage of our total net par outstanding as of December 31, 2008 (multiple policies written for the same issuer have been aggregated):

(in billions, except percentages)	Net Par Outstanding	Percent of Total Net Par Outstanding	S&P Rating
Transportation	$1.4	1.1%	AAA/AA/BBB(1)
Power & Utilities	1.2	0.9	BBB
Power & Utilities	0.9	0.6	AAA/BBB+(2)
Transportation	0.8	0.6	BBB+/BBB-(3)
Pooled Debt Obligations	0.7	0.5	AAA

Total of five largest exposures	$5.0	3.7%

(1)	$379.0 million of this exposure is rated “AAA,” $464.0 million of this exposure is rated “AA” and $565.0 million of this exposure is rated “BBB.”

(2)	$309.0 million of this exposure is rated “AAA” and $541.0 million of this exposure is rated “BBB+.”

(3)	$759 million of this exposure is rated “BBB+” and $35 million of this exposure is rated “BBB-.”

Financial Guarantee In-Force Business by S&P Rating

The following table sets forth our financial guarantee in-force business by S&P rating category as of December 31, 2008 and 2007:

(in billions, except percentages)	Net Par Outstanding December 31, 2008	Percent of Total Net Par Outstanding	Net Par Outstanding December 31, 2007	Percent of Total Net Par Outstanding
S&P Rating Category(1):
AAA	$38.9	29.1%	$68.4	41.5%
AA	18.1	13.5	24.5	14.8
A	32.6	24.4	41.0	24.8
BBB	23.0	17.2	30.0	18.2
Below investment grade	21.1	15.8	1.1	0.7

Total	$133.7	100.0%	$165.0	100.0%

(1)

If unrated by S&P, an internal assessment of underlying credit quality is used to assign a rating category for purposes of this table and calculation of the weighted average S&P rating. At December 31, 2008 and 2007, the weighted average S&P credit rating of the obligations that we guarantee was “A+” and “AA-”, respectively.

Pre-Insured In-Force Financial Guarantee Exposure by Insurer

The following table sets forth our pre-insured guaranteed in-force business by guarantor as of December 31, 2008:

Guarantor	Net Par Outstanding	Weighted Average Underlying Rating(1)
	(in billions)
MBIA Inc.	$3.8	AAA/AA+
Financial Security Assurance Inc.	2.1	AAA
Ambac Financial Group, Inc.	2.0	AA
Financial Guaranty Insurance Company	1.3	A
CIFG Holding	0.2	BBB
Radian Group Inc	0.0	BBB+

Total	$9.4

(1)

The weighted average rating of the underlying insured transaction is based upon the rating of S&P or Moody’s when available and our internal estimate of the rating when there is no public rating available.

Financial Guarantee In-Force Business by Geographic Area

The following table sets forth the geographic distribution of our guaranteed net par exposure as of December 31, 2008 and 2007:

(in millions, except percentages)	Net Par Outstanding December 31, 2008	Percent of Total Net Par Outstanding	Net Par Outstanding December 31, 2007	Percent of Total Net Par Outstanding
United States(1)	$110,545	82.7%	$139,389	84.5%
United Kingdom	10,576	7.9	11,182	6.8
Australia	2,212	1.7	2,048	1.2
Ireland.	1,800	1.3	2,067	1.3
Spain	1,168	0.9	859	0.5
Turkey	1,109	0.8	1,054	0.6
Chile	911	0.7	989	0.6
Netherlands.	749	0.6	753	0.5
Multi-jurisdictional(2)	706	0.5	865	0.5
New Zealand	660	0.5	755	0.5
France	618	0.5	1,329	0.8
Canada	580	0.4	768	0.5
Norway	442	0.3	137	0.1
Portugal	345	0.3	283	0.2
Italy	279	0.2	669	0.4
Luxembourg	264	0.2	269	0.2
Mexico	259	0.2	455	0.3
Brazil	237	0.2	247	0.1
Qatar	100	0.1	96	0.0
Egypt.	83	0.0	135	0.1
Panama	67	0.0	87	0.0
El Salvador	24	0.0	122	0.1
Japan	—	0.0	286	0.2
Jamaica	—	0.0	161	0.0
Costa Rica	—	0.0	7	0.0

Total(1)	$133,734	100.0%	$165,012	100.0%

(1)

At December 31, 2008 and 2007, $1,089.0 million and $1,064.5 million, respectively, represented exposures in the Commonwealth of Puerto Rico, which constitutes approximately 1.0% of each of United States and total exposure at such dates, respectively.

(2)	Involves exposure to at least two international jurisdictions.

Information with Regard to Business Conducted in Non-U.S. Dollar Denominated Currencies

We primarily conducted our business in the United States. However, some of our clients are companies located in Europe, including the U.K., as well as Latin America, Australia and New Zealand. For the years ended December 31, 2008, 2007 and 2006, gross premiums written in currencies other than U.S. dollars were $35.3 million, $84.4 million and $7.3 million, respectively. For the years ended December 31, 2008, 2007 and 2006, reinsurance premiums assumed in currencies other than U.S. dollars were $2.3 million, $0 and $2.1 million, respectively. As of December 31, 2008, the aggregate net par outstanding of all exposures not denominated in U.S. dollars was 15.2% of our total net par outstanding. See “Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Fluctuation.”

Risk Management

Our risk management personnel are responsible for the surveillance of transactions in our in-force business management and claims administration. Tailored surveillance strategies have been developed for each type of exposure, depending upon the credit risk inherent in the exposure, with a view to determining credit trends in the insured book and making recommendations on portfolio management and risk mitigation strategies, to the extent appropriate, including enforcing rights and remedies provided to us under our insurance policy and transactional documents.

While more difficult in the recent market environment, we may also seek to mitigate the risk inherent in our exposures through the purchase of third-party reinsurance or retrocessions, and may also from time to time purchase derivative contracts to alleviate all or a portion of this risk.

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

For structured securities, we generally collect data, often monthly or quarterly, and compare actual default and delinquency statistics to those generated by our models. To the extent that a transaction is performing materially below expectations, we seek to take steps to mitigate the potential for loss. Such steps may include conducting loan put back reviews, demanding repurchase of loans for breaches of representations and warranties, meetings with servicers, re-evaluation of loan files and, in the most extreme cases, removal or replacement of the servicer.

We have created computerized data models to track performance of certain other large direct business lines including CDOs and credit derivatives on corporate debt. These systems incorporate risk tracking tools such as credit spreads and ratings which are obtained from third parties and incorporated into computerized risk tracking systems.

Reinsurance Businesses

Our risk management personnel take steps to help ensure that the primary insurer is managing risk pursuant to the terms of the applicable reinsurance agreement. To this end, we may conduct periodic reviews of ceding companies. We may conduct additional surveillance reviews during the year, at which time underwriting, surveillance and/or claim files of the ceding company may be reviewed.

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

Our surveillance department focuses its review on monitoring the lower rated bond sectors and potentially troubled sectors, which have included RMBS, CMBS, CDOs and CLOs. It tracks performance monthly to try to ensure that covenants have not been breached. Once a covenant is breached we may have the right to put the transaction into rapid amortization so that all cash flow generated from that transaction is used to pay down principal and stay current with interest. Typically, we periodically review servicing and trustee reports to help track coverage levels, enhancement levels, delinquency levels, loss frequency, loss severity and total losses and compare these performance metrics with the metrics that were made available at the time the transaction was closed. If losses are above projections we will analyze the reasons for the deviation. In some cases it may be an indication of servicing problems where loans are delinquent and are not put into foreclosure in time to maximize recovery. Typically, once per year we review servicers of loans and other assets supporting our insured obligations to better understand their servicing practices and to identify potential servicing problems, if any. Management believes that this is an important safeguard, as servicers are required to indemnify us against failure to adhere to the servicing standards set forth in the servicing agreements.

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

The activities of our surveillance department are integral to the identification of specific credits that have experienced deterioration in credit quality and the assessment of whether losses on such credits are probable, as well as any estimation of the amount of loss expected to be incurred with respect to such credits. Closely monitored credits are divided into four categories: (i) Special Monitoring List—low investment grade credits where a material covenant or trigger may be breached and closer monitoring is warranted; (ii) Yellow Flag List—credits that we determine to be non-investment grade but a loss is unlikely, including credits where claims may have been paid or may be paid but reimbursement is likely; (iii) Red Flag List—credits where a loss is possible but not probable or reasonably estimable, including credits where claims may have been paid or may be paid but full recovery is in doubt; and (iv) Loss List—credits where a loss is probable and reasonably estimable. Credits that are not closely monitored credits are considered to be fundamentally sound, normal risk.

Our management establishes reserves for losses and loss adjustment expenses following consultation with our Loss Reserve Committee, which is comprised of senior members of management, including senior management of our surveillance department. See “—Risk Management” for further definition and discussion of credits designated as closely monitored credits. Both qualitative and quantitative factors are used in establishing such reserves. In determining the reserves, management considers all factors in the aggregate, and does not attribute the reserve provisions or any portion thereof to any specific factor. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Reserves for Losses and Loss Adjustment Expenses” for further information regarding our reserves for losses and loss adjustment expenses.

The following table presents our in-force guaranteed net par outstanding by internal credit monitoring category as of December 31, 2008 and 2007:

(in billions, except percentages)	As of December 31, 2008		As of December 31, 2007
	Net Par Outstanding	Percent of Net Par Outstanding	Net Par Outstanding	Percent of Net Par Outstanding
Fundamentally sound, normal risk	$101.1	75.6%	$145.2	88.0%
Closely monitored credits:
Special monitoring	11.0	8.2	4.5	2.7
Yellow flag	1.0	0.8	2.4	1.4
Red flag	0.8	0.6	2.6	1.6
Loss list	19.8	14.8	10.3	6.3

Subtotal	32.6	24.4	19.8	12.0

Total	$133.7	100.0%	$165.0	100.0%

Investments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Investments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” for information regarding our investments.

Ratings

The major rating agencies have developed and published rating guidelines for rating financial guarantee insurers and reinsurers. The IFS ratings assigned by S&P, Moody’s and Fitch are based upon factors relevant to policyholders and are not directed toward the protection of investors in our common or preferred shares. The rating criteria used by the rating agencies in establishing these ratings include consideration of the sufficiency of capital resources to meet projected losses and growth (as well as access to such additional capital as may be necessary to continue to meet applicable capital adequacy standards), a company’s overall financial strength, business plan and strategy, and demonstrated management expertise in financial guarantee and traditional reinsurance, credit analysis, systems development, marketing, capital markets and investment operations. See “—Overview—Ratings Downgrades and Other Actions”.

As of March 9, 2009, our insurance subsidiaries have been assigned the following IFS ratings:

	Moody’s(1)	S&P(2)
Syncora Guarantee	Ca	CC
Syncora Guarantee-UK	Ca	CC

(1)

On March 9, 2009, Moody’s downgraded Syncora Guarantee’s IFS rating to “Ca (Developing Outlook)”. According to Moody’s, insurance companies rated “Ca” offer extremely poor financial security. Such companies are often in default on their policyholder obligations or have other marked shortcomings. The “Ca” rating is the second lowest-rated class of ratings issued by Moody’s, with the lowest class (or “C”) rating representing insurance companies regarded as having extremely poor prospects of ever offering financial security. Moody’s “Developing Outlook” qualification reflects the possibility of both positive and negative pressures on the Company’s financial strength ratings.

(2)

On January 29, 2009 S&P downgraded Syncora Guarantee’s IFS rating to “CC (Outlook Negative)”. According to S&P, an insurer rated “CC” has extremely weak financial security characteristics and is likely not to meet some of its financial commitments. This rating category is the lowest rating category outside of the “R” rating which is ascribed to companies under regulatory supervision. S&P’s “Negative Outlook” qualification reflects the possibility the rating may be lowered.

Business Locations

Our principal business operations are located at 1221 Avenue of the Americas, New York, New York. We also maintain offices in Norwalk, Connecticut and London, England.

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. Syncora Guarantee is primarily subject to New York insurance regulations. As of December 31, 2008, Syncora Guarantee reported a policyholders’ deficit of $2.4 billion which would permit the New York Superintendent to seek to commence a rehabilitation or liquidation proceeding with respect to Syncora Guarantee. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Business—Recent Developments.”

United States

Syncora Guarantee is a monoline financial guarantee insurance company incorporated under the laws of the State of New York and has the ratings described under “—Ratings.” Syncora Guarantee previously was licensed to write insurance business in, and is subject to the insurance regulation of and supervision by, all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Singapore. As of March 30, 2009, ten non-domiciliary states have suspended Syncora Guarantee’s license to write new business, though we anticipate that Syncora Guarantee will be able to continue to collect premiums on existing business in such states. As of March 30, 2009, Syncora Guarantee has had its license suspended, has had an order of impairment issued against it or has voluntarily agreed to cease writing business in the following states: Alabama, Alaska, Florida, Indiana, Kentucky, Missouri, New York, North Carolina, Ohio and Virginia. We expect that additional states may suspend Syncora Guarantee’s license to write new business in the future. Syncora Guarantee has in any event suspended the writing of substantially all new business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Business—Recent Developments.”

Article 69 of the New York Insurance Law. Syncora Guarantee is licensed to provide financial guarantee insurance under Article 69 of the New York Insurance Law, but as noted above, has voluntarily agreed with the NYID not to write new business without the NYID’s consent. Article 69 defines financial guarantee insurance to include any guarantee under which loss is payable upon proof of occurrence of financial loss to an insured as a result of certain events. These events include the failure of any obligor on or any issuer of any debt instrument or other monetary obligation to pay principal, interest, premium, dividend or purchase price of or on such instrument or obligation when due. Article 69 limits both the aggregate and individual risks that Syncora Guarantee may insure on a net basis based on the type of obligations insured. Under Article 69, Syncora Guarantee is permitted to transact financial guarantee insurance, surety insurance and credit insurance and such other kinds of business to the extent necessarily or properly incidental to the kinds of insurance which Syncora Guarantee is authorized to transact. In addition, Syncora Guarantee is empowered to assume or reinsure the kinds of insurance described above.

Insurance Holding Company Regulation. Syncora Guarantee is subject to the insurance holding company laws of New York. These laws require Syncora Guarantee to register with the NYID and to furnish annually financial and other information about the operations of companies within its holding company system. Generally, all transactions among companies in the holding company system to which any insurance company subsidiary is a party (including sales, loans, reinsurance agreements and service agreements) must be fair and, if material or of a specified category, such as service agreements, require prior notice and approval or non-disapproval by the insurance department where the applicable subsidiary is domiciled.

Change of Control. Before a person can acquire control of a U.S. domestic insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the applicant’s plans for the management of the domestic insurer, the applicant’s plans for the future operations of the domestic insurer and any anti- competitive results that may arise from the consummation of the acquisition of control. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving us that some or all of our stockholders might consider to be desirable, including in particular unsolicited transactions.

State Insurance Regulation. State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including licensing these companies to transact business, accrediting reinsurers, admitting assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, regulating investments and dividends, and, in certain instances, approving policy forms and related materials and approving premium rates. State insurance laws and regulations require Syncora Guarantee to file financial statements with insurance departments everywhere it is licensed, authorized or accredited to conduct insurance business, and its operations are subject to examination by those departments at any time. Syncora Guarantee prepares statutory financial statements in accordance with NAIC SAP as prescribed or permitted by the NYID. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their state, generally once every three to five years. Market-conduct examinations generally are carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.

Financial examinations are conducted by the state of domicile of the insurer. The NYID, the regulatory authority of the domiciliary jurisdiction of Syncora Guarantee, conducts a periodic examination of insurance companies domiciled in New York at least once every five years. During 2008, the NYID commenced an examination of Syncora Guarantee for the years 2003 through 2007, but on January 7, 2009 the NYID suspended its examination.

The terms and conditions of reinsurance agreements generally are not subject to regulation by any U.S. state insurance department with respect to rates. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

New York State Dividend Limitations. Under New York Insurance Law, a New York-domiciled insurer may only pay dividends out of “earned surplus” and may not declare or distribute shareholder dividends during any 12-month period that would exceed the lesser of (a) 10% of policyholders’ surplus, as shown by the most recent statutory financial statement on file with the New York Superintendent or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the New York Superintendent approves a greater dividend based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings. Currently, Syncora Guarantee has negative earned surplus and is unable to declare or distribute dividends. In connection with the NYID’s approval of a Form A filing by the SCA Shareholder Entity, which received the transfer of approximately 46% of our outstanding common shares formerly owned by XLI upon consummation of the transactions contemplated by the 2008 MTA, Syncora Guarantee agreed not to pay dividends on its capital stock for a period of two years from November 18, 2008.

Contingency Reserves. Under New York Insurance Law, Syncora Guarantee must establish and maintain a contingency reserve to protect policyholders against the effects of excessive losses occurring during adverse economic cycles. This reserve is established by quarterly contributions of unassigned surplus and is reflected in Syncora Guarantee’s statutory financial statements. The total reserve required is calculated as the greater of 50% of premiums written or a specified percentage applied to the insured outstanding principal, net of collateral and reinsurance. Such specified percentage varies by the type of outstanding principal guaranteed. Contributions to the contingency reserve may be released after such reserve has been in existence for forty quarters unless an earlier withdrawal is approved by the New York Superintendent pursuant to the New York Insurance Law.

Investments. Syncora Guarantee is subject to laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain asset categories, such as below investment grade debt securities, equity real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by Syncora Guarantee complied with such regulations as of December 31, 2008. In addition, any investment must be authorized or approved by the insurance company’s board of directors or a committee thereof that is responsible for supervising or making such investment.

Operations of Our Non-U.S. Insurance Subsidiaries. The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by unlicensed or non-accredited insurers and reinsurers. Syncora Guarantee-UK is not admitted to do business in the United States. We do not intend that Syncora Guarantee-UK will maintain offices or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction in the United States where the conduct of such activities would require it to be admitted or authorized.

Highly Regulated Industry. We are highly regulated and our business activities are subject to the review of regulators with broad power and authority. Under certain circumstances, a regulator could rehabilitate or liquidate our insurance subsidiaries, suspend our insurance subsidiaries’ licenses, restrict our insurance subsidiaries’ license authority, limit our dividend paying ability or limit the premiums our insurance subsidiaries can write. For example, under the New York Insurance Law, the New York Superintendent may apply for an order directing him to rehabilitate or liquidate a domestic insurance company under certain circumstances, including upon the insolvency of the company, if the company has willfully violated its charter or New York Insurance Law or if the company is found, after examination, to be in such condition that further transaction of business would be hazardous to its policyholders, creditors or the public. The New York Superintendent may also suspend an insurer’s license, restrict its license authority, limit our dividend paying ability or limit the amount of premiums written in New York if, after a hearing, he determines that the insurer’s surplus to a policyholders is not adequate in relation to its outstanding liabilities or financial needs. Syncora Guarantee reported policyholders’ deficit of $2.4 billion as of December 31, 2008 which would permit the NYID to take such action. If the New York Superintendent were to seek an order of rehabilitation or liquidation with respect to Syncora Guarantee, it would have a material adverse impact on our business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Business—Recent Developments” for information regarding Syncora Guarantee not being in compliance with the minimum policyholders’ surplus requirement.

New York Financial Guaranty Insurance Rules. In light of the difficulties facing some financial guarantee insurers, on September 22, 2008, the New York Superintendent announced Circular Letter No. 19 that would redefine the “best practices” for future activities of financial guarantee insurers. However, Circular Letter No. 19 has not yet been enacted into law. Further, certain public officials have indicated that they may exercise their administrative authority to separate capital and insurance policies insuring municipal debt from capital and insurance policies for all other types of insured obligations. We cannot predict what the effect these new regulations or actions, if adopted or taken, will have on the Company.

Bermuda

Bermuda Companies Act. Under the Bermuda Companies Act 1981 (the “Companies Act”), a Bermuda company may not declare and pay a dividend or make a distribution out of contributed surplus, defined under the Companies Act, if there are reasonable grounds for believing that such company is, and after the payment will be, unable to pay its liabilities as they become due or that the realizable value of such company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. The Companies Act also regulates and restricts the reduction and return of capital and paid-in share premium, including repurchase and redemption of shares. Syncora Holdings entered into an undertaking with the NYID pursuant to which we have agreed not to make any dividends or distributions to our shareholders during an eighteen- month period beginning on August 5, 2008. If dividends on the Syncora Holdings Series A Preference Shares are not paid in an aggregate amount equivalent to dividends for six full quarterly periods, whether or not declared or whether or not consecutive, holders of the Syncora Holdings Series A Preference Shares will have the right to elect two persons who will then be appointed as additional directors to the Board of Directors of Syncora Holdings. To date, dividends on the Syncora Holdings Series A Preference Shares have not been paid in an aggregate amount equivalent to six quarterly periods and therefore holders of the Syncora Holdings Series A Preference Shares have the right to elect two persons to serve on our Board of Directors. On September 4, 2008, Syncora Guarantee Re merged with and into Syncora Guarantee, with Syncora Guarantee being the surviving company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Business—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information”.

Bermuda Exchange Control Act. The Bermuda Monetary Authority (the “BMA”) must approve all issuances and transfers of securities of a Bermuda exempted company like us unless one of the general permissions granted by the BMA is applicable. Since the suspension of trading of our common shares on the New York Stock Exchange (the “NYSE”), our common shares have been quoted on the Pink Sheets’ Pink Quote System (the “Pink Sheets”). Upon the suspension from trading of the common shares on the NYSE, which is an “Appointed Stock Exchange” under the Companies Act, the specific permission granted to us and the general permission of the BMA under the Exchange Control Act 1972 (the “Act”) and the Exchange Control Regulations 1973 (the “Regulations”) allowing issues and transfers of our common shares involving persons who are non-residents of Bermuda so long as our common shares were listed on the NYSE, ceased to apply. We submitted a request to the BMA for (1) a specific consent with respect to any issues or transfers which occurred since the suspension of trading of our common shares and received the BMA’s retroactive approval for such issues or transfers and (2) an umbrella consent permitting trading on the OTC Bulletin Board and the Pink Sheets without BMA consent on an individual basis but requiring that we submit certain information regarding a new shareholder acquiring 5% or more of our common shares. In response to our request for an umbrella consent, the BMA has advised that all common share transfers to any new or existing shareholders are approved on an ongoing basis provided that it will require us to obtain the BMA’s prior permission for common share transfers whereby persons are proposing to own 5% or more of our common shares. This consent will remain in place after the deregistration of our common shares. We are required to provide the BMA with a list of our shareholders annually commencing December 31, 2009. Pursuant to the BMA’s Notice to the Public dated June 1, 2005 (the “Policy”), the BMA has granted its general permission for transfers of equity securities (which includes our common shares) to existing shareholders provided that such transfers do not result in any such person holding 5% or more of the equity securities. Once such permission has been obtained for any person to hold 5% or more of the equity securities, the Policy grants a general permission for that person to obtain up to 50% of the equity securities of the company without the prior approval of the BMA, conditional upon subsequent notification to the BMA.

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

The insurance business in the United Kingdom falls into two main categories: long-term insurance (which is primarily investment-related) and general insurance. These two categories are both divided into “classes” (for example: permanent health and pension fund management are two classes of long- term insurance; damage to property and motor vehicle liability are two classes of general insurance). Under the Financial Services and Markets Act 2000 (“FSMA”) effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the U.K., constitutes a “regulated activity” requiring authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.

Syncora Guarantee-UK obtained authorization from the FSA UK to effect and carry out certain classes of non-life insurance, specifically: classes 14 (credit), 15 (suretyship) and 16 (miscellaneous financial loss). This scope of permission is sufficient to enable Syncora Guarantee-UK to effect and carry out financial guarantee insurance and reinsurance.

Syncora Guarantee-UK insurance business is subject to close supervision by the FSA UK. The FSA UK imposes requirements for senior management arrangements, systems and controls of insurance and reinsurance companies under its jurisdiction and places significant emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the United Kingdom. In recent years, the FSA UK has increased the scope of its regulation to include the regulation of the sale of general insurance, insurance mediation, capital adequacy and proposals aimed at ensuring adequate diversification of an insurer’s or reinsurer’s exposures to any credit risks of its reinsurers. Future changes in the scope of the FSA UK’s regulation may have an adverse impact on the potential business operations of Syncora Guarantee-UK.

Supervision. The FSA UK carries out the prudential supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, review of accountants’ reports, visits to insurance companies and regular formal interviews.

The FSA UK has adopted a risk-based approach to the supervision of insurance companies. Under this approach, the FSA UK periodically performs a formal risk assessment of insurance companies or groups carrying on business in the U.K. which varies in scope according to the risk profile of the insurer. The FSA UK performs its risk assessment by analyzing information it receives during the normal course of its supervision, such as regular prudential returns on the financial position of the insurance company, or which it acquires through a series of meetings with senior management of the insurance company. After each risk assessment, the FSA UK will inform the insurer of its views on the insurer’s risk profile. This will include details of any remedial action that the FSA UK requires and the likely consequences if this action is not taken.

Solvency Requirements. The FSA UK Handbook, particularly the Prudential Sourcebook for Insurers, provides regulations requiring authorized insurers to maintain adequate financial resources. The adequacy of an insurer’s capital resources needs to be assessed both by the insurer and by FSA UK and FSA UK sets minimum capital resource requirements for authorized insurers. FSA UK also assesses whether such minimum capital resource requirements are appropriate by reviewing the insurers’ own assessment of its capital needs and the processes and systems by which that assessment has been made by the insurer. The FSA UK’s risk-based approach requires insurers to identify and assess risks to its being able to meet its liabilities as they come due, to assess how it intends to deal with those risks and to quantify the financial resources it considers necessary to mitigate those risks. The Rules require an insurer to carry out stress tests and scenario analysis for each of the major sources of risk identified, including credit risk, market risk, liquidity risk and operational risk.

FSA UK has introduced specific requirements for the capital and reporting provisions for related undertakings of insurance groups. Given the current structure of the group of which Syncora Guarantee-UK is a member, these regulatory obligations do not apply to Syncora Guarantee-UK’s parent, because it is incorporated in New York. The capital required to be deployed by Syncora Guarantee-UK will be formulated in accordance with FSA-UK’s Rules as to individual capital adequacy and in assessing the adequacy of an insurer’s capital resources the FSA will consider the individual capital adequacy report submitted by the insurer together with FSA-UK’s own assessment of the adequacy of insurers capital resources in determining the final amount of regulatory capital required by an insurer. In making capital adequacy determinations, FSA-UK will take into account matters such as whether the solvency of the authorized insurer is or may be jeopardized due to a group solvency position.

Syncora Guarantee has agreed with the FSA UK to maintain a minimum solvency margin at the greater of (i) $12.5 million or (ii) 200% of the FSA UK’s required minimum margin of solvency; as of December 31, 2008, Syncora Guarantee-UK’s capital was below this threshold.

Restrictions on Dividend Payments. U.K. company law prohibits Syncora Guarantee-UK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA UK requires the maintenance of each insurance company’s regular capital requirements within its jurisdiction. The FSA UK’s rules require Syncora Guarantee-UK to notify the FSA UK of any proposed or actual payment of a dividend that is greater than forecast in the business plans submitted with their respective applications for authorization. Any such payment or proposal could result in regulatory intervention. In addition, the FSA UK requires authorized insurance companies to notify it in advance of any significant dividend payment.

Reporting Requirements. U.K. insurance companies must prepare their financial statements under the Companies Act of 1985 and the Companies Act of 2006, in each case, as amended, which requires the filing with Companies House of audited financial statements and related reports. In addition, U.K. insurance companies are required to file regulatory returns with the FSA UK, which include a revenue account, a profit and loss account and a balance sheet in prescribed forms.

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

Under FSMA, any person proposing to acquire “control” of a U.K. authorized insurance company must give prior notification to the FSA UK of its intention to do so. The FSA UK then has 60 days to consider that person’s application to acquire “control” although this is subject to the FSA UK’s ability to extend the period for an additional 20 days if required. In considering whether to approve such application, the FSA UK must be satisfied that the acquirer is a “fit and proper” person to have “control” and that the interests of consumers would not be threatened by such acquisition of “control.” “Consumers” in this context includes all persons who may use the services of the authorized insurance company. Failure to make the relevant prior application could result in action being taken by the FSA UK.

Intervention and Enforcement. The FSA UK has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. FSMA imposes on the FSA UK statutory obligations to monitor compliance with the requirements imposed by FSMA, and to enforce the provisions of FSMA-related rules made by the FSA UK. The FSA UK has power, among other things, to enforce and take disciplinary measures in respect of breaches of both the Prudential Sourcebook for Insurers and breaches of the conduct of business rules generally applicable to authorized persons.

The FSA UK also has the power to prosecute criminal offenses arising under FSMA, and to prosecute insider dealing under Part V of the Criminal Justice Act of 1993, and breaches of money laundering regulations. The FSA UK’s stated policy is to pursue criminal prosecution in all appropriate cases.

“Passporting.” EU directives allow Syncora Guarantee-UK to conduct business in EU states other than the United Kingdom in compliance with the scope of permission granted these companies by FSA UK without the necessity of additional licensing or authorization in other EU jurisdictions. This ability to operate in other jurisdictions of the EU on the basis of home state authorization and supervision is sometimes referred to as “passporting.” Insurers may operate outside their home member state either on a “services” basis or on an “establishment” basis. Operating on a “services” basis means that a company conducts permitted businesses in the host state without having a physical presence there, while operating on an establishment basis means that a company has a branch or physical presence in the host state. In both cases, a company remains subject to regulation by its home regulator, and not by local regulatory authorities, although such company nonetheless may have to comply with certain local rules. In addition to EU member states, Norway, Iceland and Liechtenstein (members of the broader European Economic Area) are jurisdictions in which this passporting framework applies. Syncora Guarantee-UK is permitted to operate on a passport basis throughout the EU.

Fees and Levies. Syncora Guarantee-UK is subject to FSA UK fees and levies based on Syncora Guarantee-UK’s gross premiums written. The FSA UK also requires authorized insurers to participate in an investors’ protection fund, known as the Financial Services Compensation Scheme (“FSCS”). The FSCS was established to compensate consumers of financial services, including the buyers of insurance, against failures in the financial services industry. Individual policyholders and small businesses may be compensated by the FSCS when an authorized insurer is unable, or likely to be unable, to satisfy policyholder claims. Syncora Guarantee-UK has not and does not expect to write any insurance business that is protected by the FSCS.

Employees

As of December 31, 2008, we had approximately 65 employees. None of our employees are subject to a collective bargaining agreement.

Available Information

We have historically filed annual and quarterly reports and other information with the United States Securities and Exchange Commission (the “SEC”). You may read and copy any documents that we file at the SEC’s public reference room at 100 F Street, NE., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. In addition, the SEC maintains an Internet website (www.sec.gov) that contains reports and other information about issuers that file electronically with the SEC, including Syncora Holdings. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) indirectly through our Internet website (www.syncora.com/Holdings/Home.aspx). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully when evaluating the Company, and its business, financial condition and results of operations. The Company’s business, financial condition and results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition and results of operations.

Risks Related to Our Company

We may be unable to enter into or close the 2009 MTA or close the tender offer on the terms contemplated, on different terms or at all, any of which would have a material adverse effect on our financial condition and results of operations.

Effective as of March 5, 2009, we entered into the Letter of Intent with certain of the Counterparties, which contemplates the entry into the 2009 MTA. The Letter of Intent contemplates the participation of all of the 23 Counterparties. However, one significant Counterparty has indicated that it is presently not contemplating entering into the transactions contemplated by the Letter of Intent. We are discussing with the remaining Counterparties alternative terms and conditions that would permit the consummation of the 2009 MTA without the participation of all of the Counterparties. In addition, pursuant to the RMBS Transaction Agreement, on March 11, 2009 the Fund commenced a tender offer to acquire or exchange the RMBS Securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Business—Description of the Transactions Contemplated by the Letter of Intent and Related Transactions.” The 2009 MTA is subject to definitive documentation satisfactory to the parties. There can be no assurance the 2009 MTA will be entered into by a sufficient number of Counterparties or at all. In addition, consummation of the transactions contemplated by the 2009 MTA and the tender offer are subject to various closing conditions, including approval thereof by the NYID, and there can be no assurance that the transactions contemplated thereby will be consummated on the terms contemplated, on different terms or at all. There also can be no assurance that the NYID will approve the 2009 MTA or the tender offer.

During 2008, we recorded a material increase in adverse development of anticipated claims on our guarantees of ABS CDOs and reserves for unpaid losses and loss adjustment expenses on our guarantees of RMBS, causing us to report a policyholders’ deficit in accordance with NAIC SAP of approximately $2.4 billion as of December 31, 2008 and, accordingly, not to be in compliance with the $65 million minimum policyholders’ surplus requirement under New York Insurance Law as of December 31, 2008. Under these circumstances, the New York Superintendent could seek court appointment as rehabilitator or liquidator of Syncora Guarantee. See “—We are highly regulated and a regulator could rehabilitate or liquidate us or take certain other actions.” In the absence of a successful restructuring that achieves remediation of RMBS exposures and CDS exposures of the magnitude contemplated by the Letter of Intent and the tender offer, Syncora Guarantee will continue to report a policyholders’ deficit and the New York Superintendent may seek court appointment as rehabilitator or liquidator of Syncora Guarantee. Moreover, in the absence of a successful restructuring and in the exercise of its fiduciary duties, Syncora Guarantee’s Board of Directors may request the New York Superintendent to seek such court appointment. In such circumstances, it is likely that the New York Superintendent would institute such proceedings.

If Syncora Guarantee should become subject to a regulatory proceeding, or, in limited cases, if Syncora Guarantee should become insolvent, the holders of certain of the CDS contracts Syncora Guarantee has insured may assert the right to terminate the contracts and require Syncora Guarantee to pay them the termination values, which under current market conditions would be in excess of Syncora Guarantee’s resources. See “—If Syncora Guarantee should become subject to a regulatory proceeding or becomes insolvent, the holders of certain of the CDS contracts Syncora Guarantee has insured may assert the right to terminate the contracts and require Syncora Guarantee to pay them the termination values, which under current market conditions would be in excess of Syncora Guarantee’s resources.” If Syncora Guarantee were required to pay the termination values, Syncora Guarnatee would not have sufficient liquidity to fund its obligations as they come due.

Furthermore, in the event of a rehabilitation or liquidation of Syncora Guarantee, there is uncertainty surrounding the amount and timing of receipt of funds that would be available for holders of Syncora Guarantee policies. In the event of a rehabilitation or liquidation of Syncora Guarantee, the Superintendent, acting in his capacity as rehabilitator or liquidator, may seek a court order imposing a moratorium on the payment of claims and there could be a significant delay before any claims payments would be made out of the rehabilitation or liquidation.

Syncora Guarantee’s Board of Directors, in the exercise of its fiduciary duties, may determine that it is necessary to suspend claim payments to preserve assets for the benefit of all policyholders.

In light of Syncora Guarantee’s significant statutory policyholders’ deficit and significant anticipated near term claim payments, Syncora Guarantee’s Board of Directors is currently considering a suspension of, and may, in the exercise of its fiduciary duties, determine that it will suspend claim payments in order to preserve its assets for the benefit of all policyholders. If suspended, there can be no assurance when or if claim payments would recommence, although Syncora Guarantee’s Board of Directors could subsequently decide to recommence claim payments.

Any decision to suspend claim payments could have a number of material adverse consequences, including, but not limited to litigation, potential loss of control rights, the potential assertion of mark-to-market termination payments by counterparties to Syncora Guarantee’s CDS contracts with respect to CDS contracts on which Syncora Guarantee fails to pay a claim and adverse reaction from our regulators, including the NYID, FSA UK and the BMA, including, in the case of the NYID, a decision to seek to commence a rehabilitation or liquidation of Syncora Guarantee. There can be no assurance there would not be other material adverse consequences if Syncora Guarantee failed to pay claims.

Even if we consummate the transactions contemplated by the 2009 MTA and the tender offer, we may continue to report policyholders’ deficit or become insolvent in the future.

Our expected financial condition after the consummation of the transactions contemplated by the 2009 MTA and the tender offer is based on various assumptions concerning these transactions, including accounting and tax treatment. There can be no assurance that the assumptions will not differ materially from the ultimate treatment of such transactions and any differences may be material. In addition, while the transactions contemplated by the 2009 MTA and the tender offer were designed to improve our financial condition, we will continue to be subject to risks and uncertainties that could materially affect our financial position. Therefore, even if the transactions contemplated by the 2009 MTA and the tender offer are consummated, we may continue to report a policyholders’ deficit or not comply with the statutory minimum policyholders’ surplus, undergo additional restructuring, and, in addition, we may become insolvent in the future.

We are operating in an adverse business environment and have experienced higher than expected losses resulting from our exposure to the RMBS market and anticipated claims on CDOs, including

ABS CDOs, that have had, and may continue to have, material adverse effects on our business, results of operations and financial condition.

Adverse developments in the credit markets that began in the second half of 2007 and continued through 2008 have resulted in a significant deterioration and dislocation in those markets. This dislocation has resulted from many factors, including a broad deterioration in the quality of credit, increasing credit spreads across most bond sectors and significantly higher rates of delinquency, foreclosure and loss on residential mortgage loans and the interaction of these and other factors. We are materially impacted by these adverse developments and, partially as a result of these developments, have experienced higher than expected losses resulting from our exposure to RMBS and anticipated claims on CDOs. These factors, coupled with other adverse developments, such as the downgrade of our ratings and the ratings of certain of our competitors and changes in the regulatory landscape of our industry and the structured credit markets generally, have created an adverse environment for our business and have had, and are expected to continue to have, material adverse effects on our business, results of operation and financial condition. As a result of these factors:

•	We have suspended writing substantially all new business. See “—We have suspended writing substantially all new business as of January 2008 and we do not expect to recommence writing new business.”

•	We have been materially downgraded by the rating agencies, which has had a number of significant negative consequences for us.

•

We are materially exposed to risks associated with the deterioration in the credit and housing markets, including risk associated with RMBS and ABS CDOs, and we have established significant case reserves related to our in-force business and expect to incur significant anticipated claims on our CDS contracts. See “—Adverse developments in the credit and mortgage markets and the negative impact those adverse developments have had, and may continue to have, on our in-force business has resulted in material adverse effects on our business, results of operations and financial condition,” and “—Loss reserve estimates are subject to uncertainties and our loss reserves may not be adequate to cover the ultimate amount of losses. If we establish additional loss reserves, it may have a material adverse effect on our financial condition and results of operations.”

•

We reported a policyholders’ deficit of approximately $2.4 billion as of December 31, 2008. We face the risk that our regulators could decide to rehabilitate or liquidate our insurance subsidiary or take other actions against or with respect to our insurance subsidiary. See “—We are highly regulated and a regulator could rehabilitate or liquidate us or take certain other actions.” If Syncora Guarantee should become subject to a regulatory proceeding, the holders of certain of the CDS contracts that Syncora Guarantee has insured would have the right to terminate the contracts and may assert claims for the termination values, which under current market conditions would be in excess of Syncora Guarantee’s resources. See “—If Syncora Guarantee should become subject to a regulatory proceeding or becomes insolvent, the holders of certain of the CDS contracts Syncora Guarantee has insured may assert the right to terminate the contracts and require Syncora Guarantee to pay them the termination values, which under current market conditions would be in excess of Syncora Guarantee’s resources.”

•	There is substantial doubt about our ability to continue as a going concern. See “There is substantial doubt about our ability to continue as a going concern.”

We have suspended writing substantially all new business as of January 2008 and we do not expect to recommence writing new business.

Each of Fitch, S&P and Moody’s have downgraded our ratings, which caused us to suspend writing substantially all new business in January of 2008. Most recently, on March 9, 2009, Moody’s downgraded to “Ca” from “Caa1” the IFS ratings of Syncora Guarantee and Syncora Guarantee-UK, with the ratings placed on developing outlook and on January 29, 2009, S&P downgraded to “CC” from “B” the IFS ratings of Syncora Guarantee and Syncora Guarantee-UK, with the ratings placed on negative outlook. Effective August 27, 2008, we terminated the agreement for the provision of ratings with Fitch. The downgrades to our IFS ratings have had a material adverse effect on our business and, consequently, our results of operations and financial condition. See also “Business—Overview—Ratings Downgrades and Other Actions.”

The maintenance of triple-A ratings had been fundamental to our historical business plan and business activities. The downgrades to our ratings have caused us to suspend writing substantially all new business as of January 2008. We currently anticipate that in connection with the 2009 MTA Syncora Guarantee will agree, except in certain limited circumstances, not to recommence writing any new business. In addition, we have agreed with the NYID not to write new business without its consent. The suspension in writing new business has resulted in a significant loss of current and future income and has had and will continue to have material adverse effects on our business.

Adverse developments in the credit and mortgage markets and the negative impact those adverse developments have had, and may continue to have, on our in-force business has resulted in material adverse effects on our business, results of operations and financial condition.

We are materially exposed to risks associated with the continuing deterioration in the credit and mortgage markets, which have lead to erosion in the quality of assets and also the collection of cash flows from assets within structured securities that we have guaranteed. Credit spreads across most bond sectors have widened, reflecting broad concerns of credit erosion in U.S. residential mortgage loans, particularly to subprime borrowers, that are contained in the RMBS and ABS CDOs we guarantee and to which we have material business exposure. The credit erosion occurring in certain sectors of the economy, such as residential mortgage loans and the housing market, may worsen, spread to or negatively impact other sectors of the credit market and economy to which we have material business exposure. The concerns over the subprime segment of the mortgage-backed securities market have expanded to include a broad range of mortgage- and asset-backed and other fixed income securities, including those rated investment grade, and a wide range of financial institutions and markets, asset classes and sectors, which may impact our in-force business and our investment portfolio. The extent and duration of any future continued deterioration of the credit and residential housing markets is unknown, as is the impact, if any, on potential claim payments and ultimate losses of the securities within our investment portfolio. See “Business—Financial Guarantee In-Force Business—U.S. Structured finance obligations.”

Subprime residential mortgage loans, prime HELOCs, Alt-A and CES originated in periods subsequent to the second half of 2005 are performing significantly worse than similar loans made prior to mid-2005. We have established case reserves in connection with various of our insured RMBS transactions, including most of our post-2005 HELOC, Alt-A and CES mortgage-backed securities. While we sought to underwrite RMBS and ABS CDOs with levels of subordination designed to protect us from loss in the event of poor performance on the underlying collateral, no assurance can be given that such levels of subordination or our credit enhancements will prove to be adequate to protect us from incurring additional material losses in view of the significantly higher rates of delinquency, foreclosure and loss currently being observed among residential homeowners. In many cases such credit enhancements have been insufficient to prevent losses. In addition, there can be no assurance that we would be successful, or that we would not be delayed, in enforcing the subordination provisions, credit enhancements or other contractual provisions of the RMBS and ABS CDOs we guarantee in the event of litigation or the bankruptcy of other transaction parties. Many of the subordination provisions, credit enhancements and other contractual provisions of the RMBS and ABS CDOs we guarantee are untested in the market and, therefore, it is uncertain how such subordination provisions, credit enhancements and other contractual provisions will be interpreted in the event of an action for enforcement.

Loss reserve estimates are subject to uncertainties and our loss reserves for certain periods may not be adequate to cover the ultimate amount of losses. If we establish additional loss reserves, it may have a material adverse effect on our financial condition and results of operations.

Our results of operations and financial condition depend upon our ability to assess accurately and manage the potential losses associated with the risks inherent in our in-force business. As a result of the deterioration in residential mortgage collateral supporting RMBS that we have guaranteed, we have recorded case basis reserves for loss and loss adjustment expenses as of December 31, 2008 of $1,558.4 million before reinsurance ($1,557.9 million net of reinsurance) based on our estimate of ultimate losses and loss adjustment expenses that we expect to incur on such guarantees, which has had a material adverse effect on our financial condition and results of operations. Further adverse development or deterioration in such collateral or other collateral supporting our in-force guaranteed obligations could cause us to establish additional reserves for losses and loss adjustment expenses, which may have a material adverse effect on our financial condition and results of operations.

Estimates of losses we expect to incur may vary from our actual ultimate losses due to the fact that such estimates are based on our judgments and estimates about events that have not yet occurred, as well as other factors including the accuracy of financial models and the state of the economy and the credit markets generally, and such variances could be material. The most significant assumption underlying our estimate of ultimate losses on our guarantees of ABS CDOs and first lien RMBS transactions is our assumption regarding the expected cumulative loss on mortgage loan collateral supporting such securities. The most uncertain component of that assumption is the future performance of currently performing (non-delinquent) mortgage loan collateral. If the actual rate at which currently performing loans become delinquent is materially greater than assumed, there will be a material adverse effect on our estimate of ultimate losses on the aforementioned guarantees and, accordingly, our financial position and results of operations. Our estimate of ultimate losses on our guarantees of obligations supported by HELOC and CES mortgage loan collateral is largely dependent on our default rate assumption. In this regard, we assumed that the default rate will begin to improve by early 2010. If actual loan performance improves later than assumed or does not improve as much as expected, there will be a material adverse effect on the ultimate losses on our guarantees of obligations supported by HELOCs and CES mortgage loan collateral and, accordingly, our financial position and results of operations. Our default assumptions for first lien RMBS transactions that we guarantee are based on current delinquent loans and analysis of historical defaults for loans with similar characteristics. A loss severity is applied to the first lien RMBS defaults ranging from 41 to 68% to determine the expected loss on the collateral in those transactions. We use traditional default and prepayment curves to model our unpaid losses. If loss severity is higher than the rates we applied, there will be a material adverse effect on our guarantees of first lien RMBS. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Reserves for Losses and Loss Adjustment Expenses” and Note 16 to the Consolidated Financial Statements.

The fair value of liabilities respecting our CDS contract guarantees may increase reflecting the market perception of losses on such securities. The fair value of our CDS contracts may also be adversely affected by any improvement in our Non-Performance Risk which is reflected in the fair value of our CDS contracts. Also, anticipated claims on our CDS contracts may continue to develop adversely. Each of the aforementioned factors may have a material adverse effect on our financial condition and results of operations.

In accordance with GAAP, derivatives must be accounted for as either assets or liabilities on the balance sheet and measured at fair value. Any event causing credit spreads on an underlying security referenced in our CDS contracts to either widen or tighten will affect the fair value of CDS contracts and may increase the volatility of our earnings. In addition, in accordance with GAAP, fair value must reflect the risk that the issuer of the derivative will not be financially able to honor its obligations as they become due (“Non-Performance Risk”) which, for our CDS contracts, we estimate based on the cost of buying credit protection on Syncora Guarantee. For example, when the market price of buying credit protection on us increases reflecting our deteriorating financial position, the Non-Performance Risk component of the fair value of our CDS contracts reduces our derivative liabilities and increases shareholders’ equity, whereas when the market price of buying credit protection on us decreases reflecting our improving financial position, the Non-Performance Risk component of the fair value of our CDS contracts increases our derivative liabilities and decreases shareholders’ equity. Although there is no cash flow effect from reporting our CDS contracts at fair value, net changes in the fair value of our CDS contracts are reported in our statement of operations and therefore have affected and will continue to affect our reported earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Credit Default Swaps.” If net changes in the fair value of our CDS contracts cause us to report a loss, our shareholders’ equity would potentially decrease to a negative amount.

Common events that may cause credit spreads on an underlying municipal bond or pool of corporate securities referenced in a CDS contract to fluctuate include changes in the state of national or regional economic conditions, industry cyclicality, changes to a company’s competitive position within an industry, management changes, changes in the ratings of the underlying security, movements in interest rates, default or failure to pay interest or other factors leading investors to revise expectations about the issuer’s ability to pay principal and interest on its debt obligations. Similarly, common events that may cause credit spreads on an underlying structured security referenced in a CDS contract to fluctuate may include the occurrence and severity of collateral defaults, rating changes, changes in interest rates or underlying cash flows or other factors leading investors to revise expectations about the sufficiency of the applicable collateral or the ability of the servicer to collect payments on the underlying assets sufficient to pay principal and interest when due.

While not required under GAAP, we also estimate the ultimate losses we expect to incur in connection with our CDS contracts assuming we hold them to maturity. We refer to such estimated ultimate losses as anticipated claims, which represent the equivalent of reserves for losses and loss adjustment expenses on our insurance guarantees. Further adverse loss development on securities referenced in our CDS contract will adversely affect our financial condition. Net unrealized and realized gains (losses) from our derivatives were $494.6 million, $(1,295.0) million and $13.2 million for the years ended December 31, 2008, 2007, and 2006, respectively. In addition, at December 31, 2008, our net derivative liability relating to our CDS contracts was $732.4 million, $14,954.4 million before Non-Performance Risk. Also, our best estimate of anticipated claims on our CDS contracts was $3,238.4 million and $645.1 million at December 31, 2008 and 2007, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Credit Default Swaps” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Business—Anticipated Claims Payable and Anticipated Recoveries On CDS Contracts.”

We are highly regulated and a regulator could rehabilitate or liquidate us or take certain other actions.

We are highly regulated and our business activities are subject to the review of regulators with broad power and authority. Under certain circumstances, a regulator could rehabilitate or liquidate our insurance subsidiaries, suspend our insurance subsidiaries’ licenses, restrict our insurance subsidiaries’ license authority or limit our dividend paying ability. As of December 31, 2008, Syncora Guarantee did not comply with its regulatory minimum policyholders’ surplus requirement. Under these circumstances, the New York Superintendent could seek court appointment as rehabilitator or liquidator of Syncora Guarantee, which would have a material adverse effect on our business, results of operations and financial condition. In addition, as of March 30, 2009, Syncora Guarantee has had its license suspended, has had an order of impairment issued against it or has voluntarily agreed to cease writing business in ten states, including New York. Finally, Syncora Guarantee’s dividend paying ability is restricted by an undertaking it entered into with the NYID, pursuant to which it agreed not to pay any dividends to its shareholders without the prior consent of the NYID. See “Because we are a holding company and substantially all of our operations are conducted by our subsidiaries, our ability to meet any ongoing cash requirements, including any debt service payments or other expenses, and to pay dividends on our common shares in the future will depend on our ability to obtain cash dividends or other cash payments or obtain loans from our subsidiaries, which are regulated insurance companies and whose ability to pay dividends, or make loans, to us is limited by regulatory constraints.”

In addition, under the New York Insurance Law, the New York Superintendent may apply for an order directing him to rehabilitate or liquidate a domestic insurance company under certain other circumstances, including upon the insolvency of the company, if the company has willfully violated its charter or New York State law or if the company is found, after examination, to be in such condition that further transaction of business would be hazardous to its policyholders, creditors or the public. The New York Superintendent may also suspend an insurer’s license, restrict its license authority or limit its dividend paying ability if, after a hearing, he determines that the insurer’s surplus to policyholders is not adequate in relation to its outstanding liabilities or financial needs. If the New York Superintendent were to rehabilitate or liquidate us, it would have a material adverse impact on our business, results of operations and financial condition.

Further, if Syncora Guarantee-UK, were facing financial difficulties and either was insolvent or was likely to become insolvent, the directors of Syncora Guarantee-UK would be expected to take appropriate action having regard to the interests of the creditors of Syncora Guarantee-UK as a whole. Such action may include an application for an administration order under the UK’s Insolvency Act 1986 or an application to place Syncora into liquidation. Furthermore, Syncora Guarantee-UK’s regulator, FSA UK, has jurisdiction under the FSMA to apply to the court for the making of an administration order or to petition the court for the winding up of an insurer in circumstances where FSA UK believes it necessary having regard to its statutory objectives to, among other things, secure the appropriate degree of protection for consumers and maintain confidence in the financial system. If an administration order or an order for the winding up of Syncora Guarantee-UK were granted by the court, one effect would be to impose a moratorium on any legal action by Syncora Guarantee-UK’s creditors for enforcement or recovery of their debts. Such a situation could result in a material adverse impact on our results of operations and financial condition.

If Syncora Guarantee should become subject to a regulatory proceeding or becomes insolvent, the holders of certain of the CDS contracts Syncora Guarantee has insured may assert the right to terminate the contracts and require Syncora Guarantee to pay them the termination values, which under current market conditions would be in excess of Syncora Guarantee’s resources.

It would be an event of default under substantially all of the CDS contracts insured by Syncora Guarantee if Syncora Guarantee should be placed into rehabilitation, receivership, liquidation or other similar proceeding by the NYID or, in limited cases, if Syncora Guarantee should become insolvent. If there were an event of default under these CDS contracts insured by Syncora Guarantee, while the event of default continued, the holders of these CDS contracts would have the right to terminate the CDS contracts and may assert a claim for a termination payment from the trust, guaranteed by Syncora Guarantee. Such mark-to-market termination payments for deals in which Syncora Guarantee would have to make a termination payment are generally calculated either based on “market quotation” or “loss” (each as defined in the ISDA Master Agreement). “Market quotation” is calculated as an amount (based on quotations received from dealers in the market) that the counterparty would have to pay another party other than monoline financial guarantee insurance companies to have such party takeover Syncora Guarantee’s position in the CDS contract. “Loss” is an amount that a counterparty reasonably determines in good faith to be its total losses and costs in connection with the CDS contract, including any loss of bargain, cost of funding or, at the election of such counterparty, but without duplication, loss or cost incurred as a result of its terminating, liquidating, obtaining or reestablishing any hedge or related trading position. There can be no assurance that counterparties to Syncora Guarantee’s CDS contracts, including the Counterparties, will not assert that events have occurred which require Syncora Guarantee to make mark-to-market termination payments. If such events were to occur, the aggregate termination payments that may be asserted against Syncora Guarantee would significantly exceed its resources and accordingly, would have a material adverse effect on our financial position and results of operations. The fair value of our CDS contracts recorded in our financial statements at December 31, 2008 does not reflect the effect of mark-to-market termination payments.

There is substantial doubt about our ability to continue as a going concern.

We believe the principal factors which affect our ability to continue as a going concern are: (i) whether we are successful in consummating the transactions contemplated by the 2009 MTA and the tender offer, as well as the effect of the consummation of such transactions on our financial position, (ii) non-assertion by certain counterparties to our CDS contracts of a mark-to-market termination event, (iii) the risk of adverse loss development on our remaining in-force business after the successful consummation of the transactions contemplated by the 2009 MTA and the tender offer that would cause Syncora Guarantee not to be in compliance with its $65 million minimum policyholders’ surplus requirement under New York Insurance Law, and (iv) the risk of intervention by the NYID as a result of the financial condition of Syncora Guarantee or the FSA UK as a result of Syncora Guarantee- UK’s financial condition. As a result of uncertainties associated with the aforementioned factors affecting our ability to continue as a going concern, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our audited consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty with respect to our ability to continue as a going concern.

The poor performance of the debt and equity securities that we hold as investments may have a material adverse effect on our financial condition.

During the year ended December 31, 2008, we recorded other than temporary impairment charges of $238.9 million related to our debt securities and the XL Capital shares. In light of the significant risks and uncertainties that we face and due to the expectation that we would need to sell a significant amount of our invested assets to fund the transactions contemplated by the 2009 MTA, as of December 31, 2008 we are unable to continue to assert our intent and ability to hold our investments in debt and equity securities which are in an unrealized loss position until they recover in value and we are therefore required to recognize a charge to our earnings for the amount of such unrealized loss, which has had a material adverse effect on our results of operations. No assurance can be given that any sales of securities in connection with the 2009 MTA or otherwise will be at prices that are not materially different from their carrying value.

Payment of claims on our guaranteed obligations, including Jefferson County, Alabama and RMBS transactions could have a material adverse effect on our financial condition, cash flows and liquidity.

We insured the payment of scheduled debt service on sewer revenue warrants issued by the Jefferson County Alabama (the “County”) in 2002 and 2003 and have provided a surety bond policy. Through March 30, 2009, we have paid gross claims in an aggregate amount of approximately $165.5 million on the County’s warrants and surety policy. We estimate that we may be required to pay additional claims under our policies through 2009 of approximately $138.0 million. We have also guaranteed certain payments under our insured RMBS transactions. Through March 30, 2009, on our guaranteed RMBS transactions we have paid gross claims in an aggregate amount of approximately $684.2 million. We estimate that we may be required to pay additional claims under our RMBS policies through 2009 of approximately $630.7 million in the aggregate. The payment of the foregoing would have a material adverse impact on our financial condition, cash flows and liquidity. Actual amounts of the claims we may be required to pay may differ from such estimates and the differences could be material.

If counterparties to certain of the CDS contracts Syncora Guarantee has insured should become subject to a bankruptcy, insolvency or analogous regulatory proceeding, they may have the right to terminate the contracts and require Syncora Guarantee to make termination payments as a consequence of such termination, which under current market conditions would be in excess of Syncora Guarantee’s resources.

If a counterparty to a CDS contract insured by Syncora Guarantee should become insolvent, bankrupt or be placed into rehabilitation, receivership, liquidation or other similar proceeding by a regulator (a “Bankruptcy Event”), the bankruptcy trustee, receiver or debtor-in-possession of such counterparty may have the right to reject or otherwise terminate such CDS contracts and seek damages from the trust, payment of which is guaranteed by Syncora Guarantee. It is unclear whether such CDS contracts may be so terminated as a consequence of a Bankruptcy Event, and if so terminated whether payment of such damages would be required, or how such damages would be calculated. However, if the calculation is based on the market value of the CDS contract, a termination of certain CDS contracts under current market conditions would result in a substantial liability to Syncora Guarantee in excess of its ability to pay, which would have a material adverse effect on our financial position.

Syncora Guarantee or Syncora Guarantee-UK may lose certain control rights under certain financial guarantee insurance policies if they fail to make a payment, or if either is insolvent or placed into receivership or liquidation.

Certain of the contracts relating to Syncora Guarantee’s financial guarantee insurance policies have provisions that provide that Syncora Guarantee, or Syncora Guarantee-UK, as the case may be, may lose certain control rights if such company fails to make a payment on its insured obligations, is insolvent or placed into receivership or liquidation by the NYID or FSA UK, as applicable. There can be no assurance that counterparties to these contracts will not assert that events have occurred that would result in Syncora Guarantee’s or Syncora Guarantee-UK’s loss of these control rights. Loss of these rights could interfere with Syncora Guarantee’s or Syncora Guarantee-UK’s ability to remediate these contracts, which could have a material adverse effect on Syncora Guarantee’s financial condition and results of operations.

Certain of our policyholders and counterparties may not pay premiums and makewholes owed to us or may seek to cancel their policies due to bankruptcy or other reasons.

Since we have suspended writing substantially all new business, we are no longer generating income from new business. As most of our transactions other than public finance call for payment of all or some premiums in installments, we have an embedded future revenue stream. In light of bankruptcy or the financial condition of certain financial institutions that are our counterparties and our own financial condition, in certain cases a part of or the full amount of such installment premiums and makewholes owed to us have not been paid, despite an obligation to do so. The terms of our contracts may not permit us to cancel our insurance even though we have not been paid. If non-payment becomes widespread, whether as a result of bankruptcy, lack of liquidity, adverse economic conditions, operational failure or otherwise, a significant decline in the realization of installment premiums could have a material adverse impact on our revenues, results of operations and financial condition. In addition, existing counterparties to our policies have sought to cancel their policies with us in light of our financial condition. The failure of our counterparties to maintain existing business with us, whether due to early termination of contracts or other factors, could materially and adversely impact our revenues, results of operations and financial condition.

We have agreed not to make any dividends or distributions to our shareholders for a period of time and failure by us to pay dividends on the Syncora Holdings Series A Preference Shares could have a material adverse effect on the common shareholders’ board representation.

Syncora Holdings entered into an undertaking with the NYID pursuant to which we have agreed not to make any dividends or distributions to our shareholders during an eighteen-month period beginning on August 5, 2008. If dividends on our Series A Perpetual Non-Cumulative Preference Shares (the “Syncora Holdings Series A Preference Shares”) are not paid in an aggregate amount equivalent to dividends for six full quarterly periods, whether or not declared or whether or not consecutive, holders of the Syncora Holdings Series A Preference Shares will have the right to elect two persons who will then be appointed as additional directors to the Board of Directors of Syncora Holdings. As of March 31, 2009, dividends on the Syncora Holdings Series A Preference Shares have not been paid in an aggregate amount equivalent to six quarterly periods and therefore holders of the Syncora Holdings Series A Preference Shares have the right to elect two persons to serve on our Board of Directors. Such right will cease upon the earlier to occur of the first date as of which full dividends have been paid for at least four consecutive quarterly periods and the date on which the Syncora Holdings Series A Preference Shares have been redeemed.

Portfolio modeling contains uncertainty over ultimate outcomes which makes it difficult to estimate our potential paid claims and loss reserves.

The securities we insure include highly complex structured transactions, the performance of which depends on a wide variety of factors outside of our control, and in such transactions we rely on sophisticated financial models, generated internally and supplemented by models generated by third parties, to estimate future credit performance of the underlying assets, and to evaluate structures, rights and our potential obligations over time. For example, the modeling of multi-sector CDOs requires analysis of both direct ABS as well as CDO collateral within the multi-sector CDOs, known as “inner securitizations,” and we do not consistently have access to all the detailed information necessary to project every component of each inner securitization. Therefore, in some cases we put greater reliance on the models and analysis of third party market participants and are not able to fully, independently and precisely verify each data point. In addition, many of these financial models include, and rely on, a number of assumptions, many of which are difficult to determine and are subject to change, and even small alterations in the underlying assumptions of the model can have a significant impact on its results. Moreover, the performance of the securities we insure depends on a wide variety of factors that are outside our control, including the liquidity and performance of the collateral underlying such securities, the correlation of assets within collateral pools, the performance or non-performance of other transaction participants (including third-party servicers) and the exercise of control or other rights held by other transaction participants.

We continually monitor portfolio and transaction data and adjust these credit risk models to reflect changes in expected and stressed outcomes over time. We use internal models for ongoing portfolio monitoring and to estimate case basis loss reserves and may review third-party models or use third- party experts to consult with our internal modeling specialists. However, modeling results from both internal and external models, whether for calculating estimates of case reserves on insurance contracts or anticipated claims on CDS contracts, can be sensitive to changes in inputs and general assumptions, including economic and credit market stability and financial health of key transaction parties. Such inputs, or specific performance metrics, have recently been volatile, making forecasting difficult and significantly altering model results. In addition, both internal and external models are subject to potential errors of estimation and to model risk and there can be no assurance that these estimates and models are accurate or comprehensive in estimating our potential future paid claims and related loss reserves.

We have reviewed reports on our CDS and RMBS securities from experienced third parties who evaluated expected losses on CDS and RMBS that we guarantee. These reports have relied upon different assumptions than those used by us and some of these reports have reflected significantly greater losses. All of these reports and models rely on assumptions and estimates extending many years into the future. Such estimates are subject to the inherent limitations on the ability to predict the accurate course of future events. It should, therefore, be expected that the actual emergence of losses will vary, perhaps materially, from our estimate or from such third party estimate. Among other things, the estimates could be affected by an increase in unemployment, decrease in house prices, increase in consumer costs, or other events or trends. We can not assure you that our estimates will prove to be more accurate than those of third parties.

Under the 2009 MTA contemplated by the Letter of Intent, Syncora Guarantee will contribute significant funds to capitalize Drop-Down Company and such funds may not be available to Syncora Guarantee.

Under the 2009 MTA contemplated by the Letter of Intent, Syncora Guarantee will form a new financial guarantee insurance subsidiary, Drop-Down Company. If Syncora Guarantee forms Drop-Down Company and capitalizes it as contemplated, then the assets contributed to Drop-Down Company may no longer be available to Syncora Guarantee. Payments on the Drop-Down Company surplus notes to be issued to Syncora Guarantee may only be made with the approval of the NYID and if Drop-Down Company experiences adverse development on the risks it reinsures or assumes from Syncora Guarantee, such approval may not be granted. Also, payments of dividends or other distributions on the common stock of Drop-Down Company held by Syncora Guarantee may only be made out of earned surplus and, unless certain statutory tests are met, only with the approval of the NYID. In addition, in connection with the licensing of Drop-Down Company in New York, Drop-Down Company expects to enter into an undertaking with the NYID not to pay dividends for the first two years following its licensing. If Drop-Down Company were to experience adverse development on the business it reinsures or assumes from Syncora Guarantee, Drop-Down Company may not have earned surplus or may not meet such tests and any required approval from the NYID to permit the payment of dividends or distributions on the Drop Down Company common stock held by Syncora Guarantee may not be forthcoming, which would adversely affect Syncora Guarantee’s financial condition.

Under the 2009 MTA contemplated by the Letter of Intent, Syncora Guarantee will pay cash consideration and issue certain surplus notes to the Counterparties as part of the consideration for their agreement to commute their policies and such cash consideration and any payments made on such surplus notes will reduce the funds available to Syncora Guarantee.

Under the 2009 MTA contemplated by the Letter of Intent, Syncora Guarantee will pay cash consideration and issue certain surplus notes to the Counterparties as consideration for their agreement to commute certain of their policies. Any such payments will reduce the resources of Syncora Guarantee. While Syncora Guarantee will need the approval of the NYID to make payments on the Syncora Guarantee surplus notes, if such approval were granted and payments were made on the Syncora Guarantee surplus notes, such payments would reduce the resources of Syncora Guarantee. In addition, the surplus notes issued by Syncora Guarantee will be senior to the Non-Cumulative Perpetual Series B Preferred Shares of Syncora Guarantee (the “Series B Preferred Shares”), the Syncora Holdings Series A Preference Shares and Syncora Holdings’ common shares.

Under the 2009 MTA contemplated by the Letter of Intent, Syncora Guarantee will reinsure certain public finance and global infrastructure business to Drop-Down Company and Drop-Down Company will assume certain other risks on certain of its policies in CDS form with the Counterparties. If Drop-Down Company experiences adverse development on such business, the NYID may, under certain circumstances, require Syncora Guarantee to recapture such public finance business reinsured to Drop-Down Company and reinsure it with another financial guarantor, in which event, Drop-Down Company will have reduced resources available to pay claims on its remaining business, which may adversely affect Drop-Down Company and Syncora Guarantee in respect of its investment in Drop-Down Company.

Under the 2009 MTA contemplated by the Letter of Intent, Syncora Guarantee will reinsure certain of its public finance and selected global infrastructure business pursuant to a quota share reinsurance agreement to Drop-Down Company and that Drop-Down Company will assume certain of Syncora Guarantee’s non-public finance and non-commuted policies in CDS form with certain of the Counterparties. If Drop-Down Company were to experience adverse development on certain of the business it has reinsured or assumed, then the NYID may, under certain circumstances, require Syncora Guarantee to recapture the public finance business it has reinsured with Drop-Down Company and reinsure such business with another unrelated financial guarantor on terms which may require Drop-Down Company to transfer to Syncora Guarantee assets comprising the unearned premium reserves relating to such business less the ceding commission previously paid to Syncora Guarantee for the cession of such business. Any such recapture and related transfer of assets of Drop-Down Company would reduce the claims paying resources of Drop-Down Company available to pay claims on its remaining business, which may adversely affect Drop-Down Company and result in an impairment of Syncora Guarantee’s investment in Drop-Down Company, which may adversely affect Syncora Guarantee’s capital and surplus and may reduce the ability of Drop-Down Company to make payments to Syncora Guarantee on the surplus notes of Drop-Down Company or its common stock held by Syncora Guarantee, which may further adversely affect Syncora Guarantee.

If either Syncora Guarantee or Syncora Guarantee-UK should become insolvent or has a receiver appointed, Syncora Guarantee may have to forego the right to receive any future premiums from Syncora Guarantee-UK, Syncora Guarantee-UK may have a right to claim back all or a proportion of any premiums already paid to Syncora Guarantee and the FSA UK may intervene in Syncora Guarantee-UK’s operations.

Under the terms of the Facultative Quota Share Reinsurance Treaty, effective June 30, 2002, between Syncora Guarantee and Syncora Guarantee-UK (the “Treaty”), Syncora Guarantee has agreed to accept and reinsure on a quota share basis, or such alternative basis as the parties may agree, 97% of the Net Liabilities (as that term is defined in the Treaty) in respect of each Policy (as that term is defined in the Treaty) of financial guarantee insurance and surety insurance accepted pursuant to the terms of the Treaty. In the event that, among other things, either of the parties becomes insolvent or has a receiver appointed, the other party shall have the right to terminate the Treaty. In the event of such termination, Syncora Guarantee will lose the right to receive any future premiums and the relevant reinsurance will enter a period of run-off whereby Syncora Guarantee-UK will continue to be liable for Net Liabilities in respect of Policies in force which have been accepted pursuant to the terms of the Treaty and with respect to which notice of occurrence, claim or circumstances which give rise to a claim is given by the insured to Syncora Guarantee-UK prior to natural expiration or termination or anniversary date of such Policies ceded to Syncora Guarantee under the Treaty and Syncora Guarantee-UK will remain contractually obligated to pay Syncora Guarantee installment premiums on the “in-force” book of business. Syncora Guarantee and Syncora Guarantee-UK believe that Syncora Guarantee-UK is unlikely to have a right to claim back all or a proportion of any premiums already paid to Syncora Guarantee under the Treaty in relation to the period after the date the Treaty is terminated. The FSA UK also, as the applicable regulator of Syncora Guarantee-UK in the United Kingdom, would have broad and extensive powers under the FSMA which could be exercised in the event that either Syncora Guarantee or Syncora Guarantee-UK became insolvent or had a receiver appointed, including to vary or cancel Syncora Guarantee-UK’s permission to carry on any of its regulated activities.

Syncora Guarantee is required to provide Syncora Guarantee-UK with funds to maintain its compliance with its minimum solvency margin and these amounts could be material.

In 2002, Syncora Guarantee-UK agreed with the FSA UK to maintain a minimum solvency margin at the greater of (i) $12.5 million or (ii) 200% of the FSA UK’s required minimum margin of solvency. Under a Surplus Maintenance Agreement, Syncora Guarantee agreed to provide Syncora Guarantee-UK with funds sufficient to maintain compliance with this test at all times. Syncora Guarantee-UK was in breach of its capital solvency margin as required by the FSA UK under U.K. GAAP by $4.4 million as of September 30, 2008 and $0.6 million as of December 31, 2008. Syncora Guarantee injected $4.4 million in cash into Syncora Guarantee-UK and has requested NYID approval to inject another $1.0 million. The NYID has verbally notified Syncora Guarantee that, until the 2009 MTA is consummated, it will not permit the $1.0 million capital injection to be made. Syncora Guarantee could be required to provide additional funds to Syncora Guarantee-UK and these amounts could be material. The payment of such funds will be subject to NYID approval. If the NYID does not approve capital contributions to Syncora Guarantee-UK, the FSA UK may take regulatory actions that adversely affect Syncora Guarantee’s financial position and results of operations, and may impact its ability to comply with its minimum policyholders’ surplus requirement.

There is a possibility that the 2008 MTA, or the 2009 MTA if entered into and consummated, the related commutations and releases could be challenged, which could have a material adverse effect on our financial condition.

Any creditor or, if Syncora Guarantee were placed into rehabilitation or liquidation, the New York Superintendent as rehabilitator or liquidator could challenge the 2008 MTA, or the 2009 MTA if entered into and consummated, and the related transactions. We obtained required approvals from the NYID, the BMA and the Delaware Department of Insurance in connection with the 2008 MTA and the transactions contemplated thereby. The NYID also approved the Merrill Agreement and the transactions contemplated thereby. The 2009 MTA will only be consummated with NYID approval. However, there can be no assurance regarding the enforceability of the 2008 MTA, or the 2009 MTA if entered into and consummated, and that the transactions contemplated thereunder will not be challenged, including under applicable fraudulent conveyance laws. If any challenge were successful, the applicable transactions contemplated by the 2008 MTA, or the 2009 MTA if entered into and consummated, and the related commutations and releases could be unwound or otherwise affected and that could have a material adverse effect on our financial condition.

Ratings downgrades have triggered and withdrawal of ratings may trigger additional provisions in our business arrangements and agreements to which we are party or subject in a manner adverse to our business.

Downgrades to our ratings trigger provisions in arrangements and agreements to which we are a party (or are subject to) that entitle the other party or parties to the agreement to take actions that may have a material adverse effect on our business, financial condition, results of operations and liquidity.

We are party or subject to various agreements, including reinsurance treaties and agreements, that give the other party or parties to such agreement the right to terminate the agreement or take other action in the event our ratings are lowered below a specified level. In certain cases, we may elect to post collateral or take certain other actions in order to prevent certain agreements from being terminated. We cannot assure you that we would be able to raise additional capital or find alternative reinsurance arrangements on acceptable terms or at all. The ratings downgrades that have occurred have triggered the termination rights under certain reinsurance agreements, but the other parties to these agreements have not yet exercised their termination rights. If all these agreements were terminated on a cut-off basis we would have to return U.S. statutory unearned premiums, net of ceding commissions, and U.S. statutory reserves for losses and loss adjustment expenses of approximately $56 million as of December 31, 2008. Withdrawal of ratings could trigger additional termination rights. The exercise of these termination rights by the other parties would have a material adverse effect on our business, financial condition, results of operations and liquidity.

As a result of certain downgrades, some of our existing insurance products may be cancelled and, while we would no longer be obligated to insure the counterparty against loss, we would no longer be entitled to receive premiums in respect of such cancelled products. There have been a limited number of such cancellations to date. Installment premiums earned in 2008 on products where the counterparty presently has the right to cancel such product were approximately $10.9 million. Potential future cancellations of these products or refunds of premiums related to these products may have an adverse effect on our income and, consequently, our results of operations and financial condition. In addition, as a result of certain downgrades we have experienced a loss of control over, or a diminishment in, our rights and remedies in a particular business arrangement.

Primary companies reinsured by us may require us to provide collateral or letters of credit so they can receive reinsurance credit under certain U.S. state laws. In addition, under certain of our reinsurance agreements, we have the option to provide collateral or letters of credit in favor of the primary companies we reinsure in the event of a downgrade of our credit ratings or other events which would diminish the reinsurance credit provided to such primary companies by the rating agencies for our reinsurance. Although our credit ratings were downgraded, as of the date hereof, we have not received a request from any of the primary companies we reinsure to provide collateral or letters of credit and we have not made any determination whether we will provide collateral or letters of credit to such primary companies. As of December 31, 2008, we had no additional letter of credit capacity available.

The interest rate owed by many issuers of variable rate public finance obligations insured by Syncora Guarantee has been resetting at significantly higher levels following the rating agency downgrades of Syncora Guarantee and due to market conditions generally. As a result, some issuers are experiencing pressure on their ability to make debt service payments due to these higher than anticipated costs. In the event such an issuer should default on its obligation, Syncora Guarantee will be obligated to cover, under the terms of its financial guarantees, such issuers’ guaranteed payments. Some of these payments may be significant, and under the terms of certain of the contracts, the amortization periods may be shortened in certain circumstances.

If the counterparties to our reinsurance arrangements default on their obligations to us, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.

We have used reinsurance to mitigate our risk of loss under the insurance policies we have sold. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure you that our reinsurers will pay the reinsurance recoverables owed to us on a timely basis or at all. A reinsurer’s insolvency or inability or unwillingness to make payments on a timely basis or at all under the terms of its reinsurance agreement with us could have a material adverse effect on our financial condition and results of operations. For example, on August 7, 2008, Blue Point Re Limited entered liquidation and accordingly we wrote down $20.7 million of reinsurance receivables. Should our other reinsurers be unable or unwilling to perform, in cases where we have ceded exposure that results in losses, we would bear the full liability for these losses, which may materially increase our losses.

Our insurance and reinsurance portfolio and financial guarantee products expose us to concentrations of risks, and a material adverse event or series of events with respect to one or more of these risks could result in significant losses to our business.

The breadth of our business exposes us to potential losses in a variety of our products, which may be correlated as to credit risk, market risk and sector risk. For example, we are significantly exposed to the risk of increases in default rates across a wide range of credit instruments, including but not limited to corporate debt securities within our CDO portfolio and residential mortgages underlying both our direct RMBS and ABS CDO transactions. While we track our aggregate exposure to credit problems at a single issuer or servicer, which we refer to as single name exposure, events with respect to single names have caused a significant loss across a number of transactions that we have guaranteed and may cause additional significant losses. In addition, we have a number of individual large exposures to single obligors in our public finance portfolio, concentrations of risk in infrastructure sectors, such as water and sewer utilities and transportation, and concentrations of risk in certain geographic areas. For example, we are significantly exposed to guaranteed obligations on sewer revenue warrants issued by the County and pension obligation bonds issued by the City of Detroit, Michigan. While the risk of a complete loss on such public finance obligations, where we are required to pay the entire principal amount of an issue of bonds and interest thereon with no recovery, is generally lower than for single corporate credits as most municipal bonds are backed by taxes or other revenue sources, there can be no assurance that a single default by a municipality or public authority would not have a material adverse effect on our results of operations or financial condition.

Some of our direct financial guarantee products differ from traditional financial guarantee insurance, principally because these less traditional products, including CDS contracts, may require us to make payments of the full guaranteed amount earlier than, or upon the occurrence of events not covered by, traditional products. In certain of these events, we may be required to pay amounts in excess of our current resources.

Some of our financial guarantee direct exposures has been written as financial guarantees of credit derivatives rather than traditional financial guarantee insurance policies. Traditional financial guarantee insurance provides an unconditional and irrevocable guarantee that protects the holder of a municipal finance or structured finance obligation against non-payment of scheduled principal and interest when due. In contrast, credit derivatives provide protection from the occurrence of specified credit events, which usually include non-payment of principal and interest, but may also include other events that would not typically trigger a payment obligation under traditional products. Credit derivative products may, in limited circumstances, provide for settlement of an entire exposure (i.e., the “out of the money” amount on the reference obligation at that time), rather than a missed payment obligation as in traditional financial guarantee insurance, upon the occurrence of a credit event, which could require us to sell assets or otherwise generate liquidity in advance of any potential recoveries. Because of the declines in our ratings, certain holders of our financial guarantees, including guarantees of CDS contracts, may elect to exercise their rights to terminate our financial guarantees thereby decreasing future premiums due to us; in such instances, we are generally not obligated to make a termination payment. Our net earned premium on CDS contracts was $61.6 million and $47.1 million for the years ended December 31, 2008 and 2007, respectively, which represented 18.1% and 21.8% of total net earned premium for such years, respectively. Our notional exposure, net of reinsurance, from the issuance of CDS policies was $56.2 billion and $59.6 billion at December 31, 2008 and 2007, respectively, which represented 42.0% and 36.2% of our total net par outstanding at these dates.

Rules relating to certain accounting practices in the financial guarantee insurance industry have been changed and will cause us to de-recognize our reserves for unallocated losses and loss adjustment expenses, which has had a material adverse effect on our reported operating results and financial condition.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 163 (“SFAS 163”), Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 163 clarifies how SFAS 60 applies to financial guarantee insurance contracts. SFAS 163, among other things, changes current industry practices with respect to the recognition of premium revenue and claim liabilities. Under SFAS 163, a claim liability on a financial guarantee insurance contract is recognized when the insurance enterprise expects that a claim loss will exceed the deferred premium revenue (liability) for that contract based on expected cash flows. The discount rate used to measure the claim liability is based on the risk-free market rate and must be updated each quarter. Premium revenue recognition under SFAS 163 is based on applying a fixed percentage of the premium to the amount of outstanding exposure at each reporting date (referred to as the level-yield approach). In addition, in regard to financial guarantee insurance contracts where premiums are received in installments, SFAS 163 requires that an insurance enterprise recognize an asset for the premium receivable and a liability for the unearned premium revenue at inception of a financial guarantee insurance contract and, that such recognition should be based on the following:

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

•	the discount rate used to measure the premium receivable (asset) and the deferred premium revenue (liability) should be the risk-free market rate.

We expect that the initial effect of applying SFAS 163 will be material to our financial statements. We cannot currently quantify the effect at this time because SFAS 163 involves significant changes to current accounting practice which we are currently in the midst of implementing. We expect, however, that implementation of SFAS 163 will cause us to de-recognize our reserves for unallocated losses and loss adjustment expenses and preclude us from providing such reserves in the future. See Note 6 to the Consolidated Financial Statements. If NAIC SAP were to adopt SFAS 163 for loss reserving, our statutory surplus would decline, perhaps materially.

Our valuation of our CDS contracts may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

Our CDS contracts are reported at fair value on the consolidated balance sheet in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), with changes in fair value during each period included in earnings. SFAS 157 establishes a three-level hierarchy based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical instruments (Level 1) and the lowest priority to unobservable inputs (Level 3). An instrument’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. Quoted market prices are available only on a limited portion of our in-force portfolio of CDS contracts. Most of our CDS contracts are highly customized structured credit derivative transactions that are not traded and do not have observable market prices If quoted market prices are not available, fair value is estimated based on the use of valuation techniques involving management’s judgment. Due to the significance of unobservable inputs required to value such CDS contracts, they are considered to be Level 3 under the SFAS 157 fair value hierarchy.

Key variables used in the valuation of substantially all of our CDS contracts include the balance of unpaid notional, expected term, fair values of the underlying reference obligations, reference obligation credit ratings, assumptions about current financial guarantee CDS fee levels relative to reference obligation spreads, our credit spread and other factors. Fair values of the underlying reference obligations are obtained from broker quotes when available, or are derived from other market indications such as new issuance and secondary spreads and quoted values for similar transactions and indices, such as ABX or CDX. Implicit in the fair values obtained by us on the underlying reference obligations are the market’s assumptions about default probabilities, default timing, correlation, recovery rates and collateral values. In addition, we consider our Non-Performance Risk as implied by the market price of buying credit protection on Syncora Guarantee by incorporating the spread on CDS contracts traded on Syncora Guarantee into the discount rate used. Therefore, the fair value of our CDS contracts uses valuation methodologies which require a significant amount of subjectivity and management judgment. Such valuations include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation, thereby resulting in values which may be less than the value at which our CDS may be ultimately sold. Decreases in value may have a material adverse effect on our results of operations or financial condition. See Note 6 to the Consolidated Financial Statements.

If we are not able to retain key employees, we may be unable to successfully implement our strategic plan or operate our business.

Our suspension of writing new business, the restructuring of our business operations pursuant to the 2008 MTA and the 2009 MTA and the implementation of work force reductions as part of our strategic plan may lead us to fail to retain key employees despite short term incentives, which may in turn make us unable to successfully implement the remainder of our strategic plan or operate our business. Effective November 19, 2008, our Chief Financial Officer resigned and as of November 6, 2008, Goldin Associates, LLC agreed to provide temporary staffing, consulting and managerial services in connection with our financial functions. There can be no assurance we will be able to retain other key employees and what impact this may have on our ability to implement our strategic plan or operate our business.

Our shares have been de-listed from the New York Stock Exchange and will be deregistered under the Exchange Act.

On January 7, 2009, the NYSE notified us that it filed a notification of removal from listing on Form 25 pursuant to Rule 12d2-2(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC to delist our common shares as we were no longer in compliance with two NYSE listing standards because our average global market capitalization over a consecutive 30 trading-day period was less than $75 million and, at the same time, total shareholders’ equity was less than $75 million, and the average closing price of our common shares was less than $1.00 over a consecutive 30 trading-day period. The delisting of our shares could further reduce the price of our common shares and the liquidity of the trading market for our common shares. Our common shares are currently traded over the counter and quoted on the Pink Sheets quotation service.

In light of our suspension of writing substantially all new business and our strategic plan, we intend to deregister as soon as practicable our common shares and the Syncora Holdings Series A Preference Shares under the Exchange Act in order to reduce the costs of being a public company and prevent the diversion of management resources. After the deregistration of our shares, our shares will be subject to state blue sky laws and will only be able to be traded pursuant to an exemption from applicable state blue sky laws. Therefore, the deregistration of our shares could inhibit the ability of our shareholders to trade the shares, thereby further limiting the liquidity of such shares. Furthermore, we will no longer be required to file current, annual and quarterly reports with the SEC and be subject to various substantive requirements of Exchange Act regulations, which will reduce the amount of information available to investors about us.

General economic factors, including those as a result of the current financial crisis, may adversely affect our loss experience and our investment portfolio.

Our loss experience could be materially adversely affected by extended national or regional economic recessions, business failures, rising unemployment rates, terrorist attacks, natural or other catastrophic events such as hurricanes and earthquakes, acts of war, or combinations of such factors. Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than twelve months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. In recent months, this volatility and disruption has reached unprecedented levels. This unprecedented market volatility and general decline in the debt markets has adversely affected our investment portfolio, including our ability to sell invested assets at desired prices. In order to consummate the transactions contemplated by the 2009 MTA, we will be required to sell a large portion of our invested assets. No assurance can be given that such sales will be at prices approximating their carrying value. In addition, concerns over availability and cost of credit, the U.S. real estate market, inflation, energy costs, geopolitical issues, declining business and consumer confidence and increasing unemployment have precipitated an economic slowdown and possibly a recession, all of which could have a material adverse effect on our loss experience, in particular with respect to their effect on the mortgage market.

In addition to exposure to general economic factors, we are exposed to the specific risks faced by the particular businesses, municipalities or pools of assets covered by our financial guarantee products. Recently, in light of the economic and financial crisis, various businesses and municipalities are facing financial difficulties. In addition, catastrophic events or terrorist acts could adversely affect the ability of public sector issuers to meet their obligations with respect to securities insured by us and we may incur material losses due to these exposures if the economic stress caused by these events is more severe than we currently foresee. Other events, such as interest rate changes or volatility, could materially decrease demand for financial guarantee insurance or the demand for financial guarantee reinsurance.

We face significant litigation risks.

We are involved in a number of legal proceedings, including class action and other litigation. In December 2007 and January 2008, three lawsuits were commenced in the United States District Court for the Southern District of New York and were subsequently consolidated under the caption In re Security Capital Assurance Securities Litigation. The consolidated amended complaint includes claims that defendants’ public statements contained false and misleading statements and omitted to disclose material facts necessary to make the statements contained therein not misleading in violation of federal securities laws. From April 2008 through October 2008, a number of lawsuits were commenced in Federal and California State courts against Syncora and a number of providers and brokers of municipal derivatives, alleging a conspiracy among the defendants to rig bids in municipal derivative auctions in violation of federal and California State antitrust law and California state common law. These actions have been consolidated under the caption In re Municipal Derivatives Antitrust Litigation, currently pending in the United States District Court for the Southern District of New York. From July 2008 through January 2009, lawsuits were filed by a number of California municipal entities in California State courts against several bond insurers, including Syncora Guarantee, and two individual defendants. The complaints include allegations that defendants failed to fully disclose their investments in subprime mortgage-backed securities and insurance of subprime instruments and that the defendants conspired to perpetuate and maintain a dual system of bond rating in violation of California State antitrust laws and California State common law. In June 2008, a class action was brought against us and numerous other defendants alleging wrongful conduct with respect to bonds issued by the County. In September 2008, Syncora Guarantee along with other plaintiffs, commenced a lawsuit against the County and its current commissions in the United States District Court for the Northern District of Alabama seeking the appointment of a receiver of the County’s sewer system and the County, in turn, filed a counterclaim against the plaintiffs alleging negligence, breach of contract fraud and fraudulent suppression.

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

Legislative and regulatory changes and interpretations could materially affect our results of operations, financial condition and liquidity in ways that we cannot predict.

The financial guarantee industry is subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies, including foreign regulators, state insurance regulators, state securities administrators, the SEC, the Financial Industry Regulatory Authority, the NAIC, the FSA UK, the U.S. Department of Justice and state attorneys general. Changes in laws and regulations affecting insurance companies, the municipal and structured securities markets, the financial guarantee insurance and reinsurance markets and the credit derivatives markets, as well as other governmental regulations, may subject us to additional legal liability, impact the credit performance of the securities that we insure and otherwise impact our financial condition.

In light of the current financial crisis, some of these authorities are considering or may in the future consider enhanced or new regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. For example, on September 22, 2008, the New York Superintendent announced Circular Letter No. 19 that would redefine the “best practices” for the future activities of bond insurers. In addition, there have been various legislative initiatives proposed in response to the recent dislocation in the credit markets and the adverse changes in the residential mortgage loan sector. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. We cannot assure you that these changes or any other future legislative or regulatory action will not materially adversely affect our business or financial condition or our ability to successfully implement our strategic plan. In view of recent events involving certain financial institutions, it is possible that the U.S. Federal government will heighten its oversight of insurers such as us, including possibly through a federal system of insurance regulation. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

State insurance regulators, such as the NYID, and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.

We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements.

Because our financial guarantee insurance and reinsurance policies are unconditional and irrevocable, we may incur losses from fraudulent conduct relating to the securities that we insure or reinsure.

Issuers of obligations that we insure or reinsure may default on those obligations because of fraudulent or other intentional misconduct on the part of such issuers, their officers, directors, employees, agents or outside advisers or, in the case of public finance obligations, public officials. Financial guarantee insurance provided by Syncora Guarantee is unconditional and does not provide for any defense to payment based on fraud or other misconduct, although such conduct may entitle us to terminate obligations under certain credit derivative agreements that we insure or to pursue actions for damages after making payment under our financial guarantee policies. Despite any risk analysis conducted by us or by the financial guarantors whose policies we reinsure, it is impossible to predict which, if any, of the obligations financial guarantee by us will result in claims against us because of fraudulent or other intentional misconduct involving the issuer or whether or to what extent we will have any remedy available to us against any party in connection with such conduct. Any such claims against us could have a material adverse effect on our financial condition and results of operations.

Servicer risk could adversely impact performance of our structured finance transactions.

Structured finance obligations contain certain risks including servicer risk, which relates to problems with the transaction servicer (the entity which is responsible for collecting the cash flow from the asset pool) that could affect the servicing of the underlying assets. Servicer risks primarily involve bankruptcy risks, such as whether the servicer of the assets may be required to delay the remittance of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings. Structured finance transactions are usually structured to reduce the risk to the investors from the bankruptcy or insolvency of the servicer. The ability of the servicer to properly service and collect on the underlying assets is a factor in determining future asset performance. We address these issues through our servicer due diligence and underwriting guidelines, our formal credit review and approval process and our post-closing servicing review and monitoring, however, no assurance can be given that the servicer will properly effect its duties.

Risks Related to Taxation

We are currently limited in our ability to utilize our tax losses to obtain tax benefits, including a limitation on our ability to fully utilize net operating loss carryforwards recognized as of August 5, 2008.

We have experienced and may continue to experience substantial tax losses in the conduct of our insurance businesses in the United States and the United Kingdom.

Section 382 of the Internal Revenue Code (“Section 382”) contains rules that limit the ability of a corporation that experiences an “ownership change” to utilize its net operating loss carryforwards (“NOLs”) and certain built-in losses recognized in periods following the ownership change. An ownership change is generally any change in ownership of more than 50 percentage points of a corporation’s stock over a 3-year period. These rules generally operate by focusing on ownership changes among shareholders owning directly or indirectly 5% or more of the stock of a corporation or any change in ownership arising from a new issuance of stock by the corporation.

On August 5, 2008, we experienced an ownership change for purposes of Section 382. As a result of this ownership change, our ability to utilize NOLs and certain built-in losses existing as of August 5, 2008 will be subject to an annual limitation in the future. This limitation is generally determined by multiplying the value of the Company as of the ownership change date by the applicable long-term tax-exempt rate.

Our NOLs could be substantially further limited if we experience another ownership change.

Following the August 5, 2008 ownership change, we have generated significant additional NOLs, and depending upon our operating performance in future periods, we may continue to generate additional NOLs. If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common shares, including purchases or sales of shares between five-percent shareholders, our ability to utilize our NOLs and recognize certain built-in losses would be subject to further limitations under Section 382.

Depending on the resulting limitation, a significant portion of our NOLs could be deferred or could expire before we would be able to use them to offset positive taxable income in current or future tax periods. Our inability to utilize our NOLs could have a negative impact on our financial position and results of operations.

To protect against an unanticipated subsequent ownership change, we have amended our bye-laws to provide for restrictions on our shareholders’ ability to transfer common shares of our shares if following such a transfer, a transferee would become a five-percent shareholder of the Company for purposes of Section 382 or the percentage of share ownership of an existing five percent shareholder would be increased.

The limitations imposed on our ability to utilize NOLs recognized prior to the August 5, 2008 ownership change or a subsequent ownership change will be more substantial, and will have an additional material negative impact on the Company, if the Internal Revenue Service does not grant our request to change our method of accounting for unpaid loss reserves.

Currently, the Company establishes unpaid loss reserves once a loss is deemed probable even if a technical event of default has not yet occurred. We believe, however, that the establishment of such reserves prior to an event of default represents an impermissible method of accounting for federal income tax purposes. To correct this mistreatment, the Company filed a protective change of accounting method request with the Internal Revenue Service (“IRS”) on December 30, 2008 (“change of accounting method request”) and also filed a ruling request under Section 381 of the Internal Revenue Code on February 2, 2009 to determine the appropriate method of accounting for these unpaid loss reserves (“Section 381 ruling request”).

We anticipate, but cannot be certain, that the IRS will grant our change of accounting method request or our Section 381 ruling request. In the event the IRS grants our Section 381 ruling request, we will withdraw our initial change of accounting method request. If the change of accounting method request or Section 381 ruling request is granted, any loss reserve deductions incorrectly recognized prior to an ownership change should not be subject to the limitations described above unless an event of default occurred requiring such losses to be recognized prior to a subsequent ownership change under Section 382. However, if the IRS denies our change of accounting method request and Section 381 ruling request with regard to unpaid loss reserves, then the Company’s ability to utilize NOLs attributable to loss reserve deductions recognized prior to an ownership change would be severely limited under Section 382. Furthermore, if the IRS denies our change of accounting method request and Section 381 ruling request, the amount of NOLs available may be insufficient to offset any taxable income or gain generated by the Company as a result of the 2009 MTA, which could result in a tax liability for the Company. If the 2009 MTA causes an ownership change, the ability of the Company to utilize pre-ownership change NOLs and built-in losses in subsequent periods would be severely limited.

The appropriate federal income tax treatment of guaranteed CDS contracts we have issued is currently unclear, which could negatively impact the character and timing of income, gain or loss recognized by us in connection with these contracts.

The IRS has indicated that it is considering the appropriate tax treatment of credit default swaps for federal income tax purposes, but has not issued any definitive guidance to date on whether such credit default swaps should be treated as insurance, derivatives or some other instrument for tax purposes.

Currently, the Company believes that our guaranteed CDS contracts should be treated as insurance for federal income tax purposes. If the IRS takes the position that these guaranteed CDS contracts are not treated as insurance for federal income tax purposes, but are instead treated as another type of financial instrument, we would no longer be able to establish reserves for anticipated losses and unearned premiums related to these CDS contracts. In such circumstances, we would experience an acceleration of income recognition for tax purposes and a corresponding deferral in our ability to recognize certain losses associated with these CDS contracts. Additionally, if the guaranteed CDS contracts were terminated as a result of the 2009 MTA such termination could result in a significant capital loss to the Company. Finally, if our CDS business was deemed to be more than 50% of the total activity of our business and is not treated as insurance, we would not qualify as an insurance company and no reserve deductions would be permitted.

Risks Related to Ownership of Our Common Shares

Because we are a holding company and substantially all of our operations are conducted by our subsidiaries, our ability to meet any ongoing cash requirements, including any debt service payments or other expenses, and to pay dividends on our preferred or common shares in the future will depend on our ability to obtain cash dividends or other cash payments or obtain loans from our subsidiaries, which are regulated insurance companies and whose ability to pay dividends or make loans to us is limited by regulatory constraints.

We conduct substantially all of our operations through our subsidiaries and our subsidiaries generate substantially all of our operating income and cash flow. Our ability to meet our ongoing cash requirements, including any debt service payments or other expenses, and pay dividends on our common shares in the future will depend on our ability to obtain cash dividends or other cash payments or obtain loans from our subsidiaries and will also depend on the financial condition of our subsidiaries. Our subsidiaries are separate and distinct legal entities that will have no obligation to pay any dividends or to lend or advance us funds and may be restricted from doing so by contract, including other financing arrangements, charter provisions or applicable legal, regulatory requirements of the various countries that they operate in, including the United States and the U.K.

Under New York Insurance Law, Syncora Guarantee may pay a shareholder dividend only if it files notice of its intention to declare such dividend and the amount thereof with the New York Superintendent and the New York Superintendent does not disapprove such dividend. New York Insurance law contains a test governing the amount of dividends that Syncora Guarantee can pay in any year and, as a result of the application of such test, Syncora Guarantee cannot currently pay dividends. In addition, Syncora Guarantee entered into an undertaking with the NYID pursuant to which it agreed not to pay any dividends to the shareholders of Syncora Guarantee, including Syncora Holdings and the holders of the Series B Preferred Shares without the prior consent of the NYID during a two-year period commencing on November 18, 2008. There can be no assurance that any dividends or advances will be approved and if required dividends or advances are not approved, Syncora Holdings has no other available sources of funding.

Syncora Guarantee-UK is also subject to significant regulatory restrictions limiting its ability to declare and pay dividends. See “Business—Regulation.”

The SCA Shareholder Entity owns approximately 46% of our outstanding common shares and has the ability to exert significant influence over us. In addition, conflicts may arise between us and the SCA Shareholder Entity that could be resolved in a manner unfavorable to us or investors in our securities.

The SCA Shareholder Entity has a significant economic and voting interest in us and, therefore, is able to exercise significant influence over us. This is primarily a result of the following factors:

•

The SCA Shareholder Entity beneficially owns approximately 46% of our outstanding common shares which are being held in trust for the benefit of Syncora Guarantee until such time as an agreement between Syncora Guarantee and the Counterparties is reached and thereafter such shares will be held for the benefit of the Counterparties or as otherwise provided in such agreement; and

•

Pursuant to a shareholder agreement between Syncora Private Trust Company Limited as trustee of the SCA Shareholder Entity and the Company, the SCA Shareholder Entity has the right to nominate for our Board of Directors (i) for so long as the Board consists of nine or fewer directors, such number of nominees as would equal one nominee less than a majority of the directors and (ii) for so long as the Board consists of ten or more directors, such number of nominees as would equal two nominees less than a majority of the directors; effective November 19, 2008, the SCA Shareholder Entity appointed four members to our Board of Directors.

The SCA Shareholder Entity may therefore exert significant influence over, among other things, election of our directors and determination of our business strategies, risk profile and underwriting limits. Further, conflicts of interest may arise between us and the SCA Shareholder Entity in a number of areas. Because the SCA Shareholder Entity has the right to nominate such number of directors that would equal one or two nominees less than a majority of the directors, it has the ability to exert significant influence over us, including on matters requiring shareholder approval and our policy and affairs so long as the SCA Shareholder Entity continues to hold a significant amount of our common shares. We cannot assure you that the resolution of any matter that may involve the interests of both us and the SCA Shareholder Entity will be resolved in what investors would consider to be in our or their best interests. In addition, our bye-laws contain provisions providing indemnification, exculpation and other protections to our directors, officers and employees with respect to such matters.

Under the 2009 MTA as contemplated by the Letter of Intent, the Counterparties will own approximately 40% of our outstanding common shares upon the consummation of the transaction contemplated thereby and may exercise some level of control over our Board of Directors and they may have conflicts of interest with us.

In connection with the 2009 MTA as contemplated by the Letter of Intent, 40% of our outstanding common shares immediately after giving effect to the transactions contemplated by the 2009 MTA will be transferred from the SCA Shareholder Entity, which shares are currently accounted for as treasury shares, it being understood that effectively 36% of our common shares will be distributed to the commuting Counterparties and 10% of our common shares will be returned to us to be cancelled or held as treasury shares and not reissued. In addition, under the 2009 MTA, the Counterparties will also receive surplus notes of Syncora Guarantee, which has priority over equity. Furthermore, closing conditions to the 2009 MTA contemplate that we will agree with the Counterparties on a process for selecting members of the Board of Directors of each of Syncora Holdings, Syncora Guarantee and Drop-Down Company and certain of our officers. This selection process may provide the Counterparties with some level of control in selecting the members of the Board of Directors and certain officers. As a result of their shareholding and the selection process, the Counterparties may have influence over our and Syncora Guarantee’s policies and affairs. In their capacity as Counterparties, the Counterparties’ interests may differ significantly from our interest and those of Syncora Guarantee and our shareholders. Consequently, the Counterparties may exercise their rights in a manner that conflicts with our interests and our shareholders’ interests.

Our subsidiaries’ ratings are not evaluations directed to the protection of investors in our common or preferred shares.

The ratings of our subsidiary, Syncora Guarantee, and its subsidiary, Syncora Guarantee-UK, as described under “Business—Ratings” and elsewhere in this document, reflect each rating agency’s current opinion of these subsidiaries respective financial strength, operating performance and ability to meet obligations to policyholders and contract holders. These factors are of concern to policyholders, contract holders and lenders. Ratings are not evaluations directed to the protection of investors in our common or preferred shares. They are not ratings of our common or preferred shares and should not be relied upon when making a decision to buy, hold or sell our common or preferred shares or any other security. In addition, the standards used by rating agencies in determining financial strength are different from capital requirements set by state insurance regulators.

There are provisions in our bye-laws that, subject to certain exceptions, reduce the voting rights of common shares that are held by a person or group to the extent that such person or group holds more than 9.5% of the aggregate voting power of all common shares entitled to vote on a matter.

In general, and except as provided below, shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, if, and for so long as (and whenever), the common shares of a shareholder, including any votes conferred by “controlled shares” (as defined in our bye-laws), would otherwise represent more than 9.5% of the aggregate voting power of all common shares entitled to vote on a matter, including the election of directors, the votes conferred by such shares will be reduced by whatever amount is necessary such that, after giving effect to any such reduction (and any other reductions in voting power required by our bye-laws), the votes conferred by such shares represent 9.5% of the aggregate voting power of all common shares entitled to vote on such matter, provided that the foregoing restrictions do not apply to common shares held by the SCA Shareholder Entity. “Controlled shares” include, among other things, all of our shares that a person is deemed to own directly, indirectly (applying the provisions of section 958(a)(2) of the Code) or constructively (applying the provisions of section 318(a) of the Code, as modified by the rules of section 958(b)(1) through (4) of the Code), or, as a result of such person being a member of a “group” under the applicable rules promulgated by the SEC.

There are provisions in our bye-laws which may limit a shareholder’s voting rights if our Board of Directors determines to do so to avoid certain material adverse legal, tax or regulatory consequences.

Our Board of Directors may limit a shareholder’s voting rights where it deems it appropriate to do so to avoid certain material adverse tax, legal, rating agency or regulatory consequences to us or any of our subsidiaries or any shareholder or its affiliates, provided that the foregoing restrictions do not apply to the SCA Shareholder Entity. These consequences may include subjecting us or our subsidiaries to insurance regulatory requirements in jurisdictions in which we would not otherwise be subject or subjecting us, or our subsidiaries or shareholders to adverse tax consequences due to a particular person’s ownership of our shares. We also have the authority under our bye-laws to request information from any shareholder for the purpose of determining ownership of controlled shares by such shareholder. It is expected that our Board of Directors would provide, to the extent they deem appropriate and without subjecting us or our shareholders to such material adverse consequences, appropriate notification to the applicable shareholder and an opportunity to make an appropriate presentation to our management or Board prior to so limiting any shareholders’ voting rights.

There are provisions in our bye-laws that may restrict shareholders’ ability to transfer common shares and, therefore, may affect the liquidity of common shares.

Our Board of Directors may decline to approve or register a transfer of any common shares (1) if it appears to the Board of Directors, after taking into account the limitations on voting rights contained in our bye-laws, that any adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders or their respective affiliates would result from such transfer (other than such as our Board of Directors considers to be de minimis), (2) unless otherwise required by any applicable requirements of an applicable stock exchange or applicable over-the-counter market, if the Board of Directors does not receive a written opinion from counsel supporting the legality of the transaction under U.S. securities laws, (3) if the transferee has not been approved by applicable governmental authorities (if such approval is required) or if the transfer is not in compliance with applicable consent, authorization or permission of any governmental body or agency in Bermuda or (4) if after such transfer, the transferee would become a five-percent shareholder of us or the percentage share ownership of an existing five-percent shareholder would be increased. These restrictions in our bye-laws could adversely affect the liquidity of the common shares that you own.

Bermuda Law and our bye-laws provide broad indemnity and exculpation protections for the benefit of our officers, directors and employees.

Under Bermuda law and our bye-laws, we will indemnify our officers, directors and employees to the full extent permitted by Bermuda law and none of our officers, directors or employees would be personally liable to us or our shareholders, unless in any such case such officer, director or employee is found, by a court of competent jurisdiction in a final judgment or decree not subject to appeal, guilty of any fraud or dishonesty in relation to us.

Provisions in our bye-laws could impede an attempt to replace or remove our directors or change our direction or policies, which could diminish the value of our common shares.

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

•

if the controlled shares (as defined in our bye-laws) of any person (other than the SCA Shareholder Entity or, in certain circumstances, up to three transferees thereof) confer votes representing more than 9.5% of the aggregate voting power of all common shares entitled to vote on a matter, including an election of directors, the number of such votes shall be reduced by whatever amount is necessary such that, after giving effect to any such reduction (and any other reductions in voting power required by our bye-laws), votes conferred by such shares represent 9.5% of the aggregate voting power of all common shares entitled to vote on such matter;

•

our Board of Directors may decline to approve or register the transfer of any common shares on our share register if it appears to the Board of Directors, after taking into account the limitations on voting rights contained in our bye-laws, that any adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders or their respective affiliates would result from such transfer (other than such as our Board of Directors considers to be de minimis) or, if the Board of Directors does not receive: (i) a written opinion from counsel supporting the legality of the transaction under U.S. securities laws, provided that no such opinion will be required if it is inconsistent with the applicable requirements of any applicable stock exchange and (ii) approval from appropriate governmental authorities if any such approval is required or if the transfer is not in compliance with applicable consent, authorization or permission of any governmental body or agency in Bermuda; and

•	shareholders may not pass a resolution in writing with respect to any matter and shall only pass a resolution at a duly called meeting of shareholders.

There are regulatory limitations on the ownership and transfer of our common shares.

The BMA must approve all issuances and transfers of securities of a Bermuda exempted company like us unless one of the general permissions granted by the BMA is applicable. Upon the suspension from trading of the common shares on the NYSE, which is an “Appointed Stock Exchange” under the Companies Act, the specific permission granted to us and the general permission of the BMA under the Act and the Regulations allowing issues and transfers of our common shares involving persons who are non-residents of Bermuda, so long as our common shares were listed on the NYSE, ceased to apply. We submitted a request to the BMA for (1) a specific consent with respect to any issues or transfers which occurred since the suspension of trading of our common shares and received the BMA’s retroactive approval for such issues or transfers and (2) an umbrella consent permitting trading on the OTC Bulletin Board and the Pink Sheets without BMA consent on an individual basis but requiring that we submit certain information regarding a new shareholder acquiring 5% or more of our common shares. In response to our request for an umbrella consent, the BMA has advised us that all common share transfers to any new or existing shareholders are approved on an ongoing basis provided that such transfers do not result in any such person holding 5% or more of our common shares. However, the BMA will require us to obtain permission for transfers whereby persons are proposing to own 5% or more of our common shares. This consent will remain in place after the deregistration of our common shares. In addition, pursuant to the Policy, the BMA granted general permission for transfers of equity securities (which include our common shares) to existing shareholders provided that such transfers do not result in any such person holding 5% or more of the equity securities. Once such permission has been obtained for any person to hold 5% or more of the equity securities, the Policy grants a general permission for that person to obtain up to 50% of the equity securities of the company without the prior approval of the BMA, conditional upon subsequent notification to the BMA.

Our Shareholders may have greater difficulties in protecting their interests than as a shareholder of a U.S. corporation.

The Companies Act, which applies to us as a Bermuda company, differs in material respects from laws generally applicable to U.S. corporations and their shareholders. Taken together with the provisions of our bye-laws, some of these differences may result in your having greater difficulties in protecting your interests as one of our shareholders than you would have as a shareholder of a U.S. corporation. This affects, among other things, the circumstances under which transactions involving an interested director are voidable, whether an interested director can be held accountable for any benefit realized in a transaction with us, what approvals are required for business combinations by us with a large shareholder or a wholly-owned subsidiary, what rights you may have as a shareholder to enforce specified provisions of the Companies Act or our bye-laws, and the circumstances under which we may indemnify our directors and officers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We and our subsidiaries currently lease office space in New York, New York; Norwalk, Connecticut; San Francisco, California; and London.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we are subject to litigation or other legal proceedings. It is the opinion of management, after consultation with legal counsel and based upon the information available, that the expected outcome of any outstanding litigation, individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or liquidity. We intend to vigorously defend ourselves against all such actions.

In the ordinary course of business, we also receive subpoenas and other information requests from regulatory agencies or other governmental authorities. Although no action has been initiated against us, it is possible that one or more regulatory agencies or other governmental authorities may pursue action against us. As of March 30, 2009, Syncora Guarantee has had its license suspended, has had an order of impairment issued against it or has voluntarily agreed to cease writing business in ten states. If such an action is brought, it could materially adversely affect our business, results of operations and financial condition.

Set forth below is a description of certain legal proceedings to which we are a party.

Securities Litigation

In December 2007 and January 2008, three lawsuits were commenced in the United States District Court for the Southern District of New York. On April 24, 2008, an order was entered consolidating these actions under the caption In re Security Capital Assurance Ltd. Securities Litigation. On August 6, 2008, the plaintiffs filed a consolidated amended complaint. The complaint names Syncora Holdings, XL Capital Ltd, XL Insurance Ltd, the principal underwriters for the secondary offering, the financial advisors for the preferred share offering, Paul S. Giordano, David P. Shea, Edward B. Hubbard, and Richard P. Heberton as defendants. The complaint includes claims that defendants’ public statements, including the registration statement and prospectus related to the secondary offering, contained false and misleading statements and omitted to disclose material facts necessary to make the statements contained therein not misleading, in violation of the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act. The complaint seeks unspecified damages and other relief. Syncora Holdings filed a motion to dismiss on behalf of itself and the individual defendants.

Municipal Derivatives Antitrust Litigation

Syncora Guarantee is named as a defendant in related lawsuits, filed from April 2008 through October 2008, which have been consolidated for coordinated preliminary and pretrial proceedings under the caption In re Municipal Derivatives Antitrust Litigation, MDL No. 1950, currently pending in the United States District Court for the Southern District of New York. Syncora Guarantee was not named as a defendant in the consolidated amended complaint filed on August 22, 2008. Syncora Guarantee is named as a defendant in a number of complaints filed by California municipal entities against several providers and brokers of municipal derivatives. These complaints allege a conspiracy among the defendants to fix, raise, maintain or stabilize the price of, and to rig bids and allocate customers and market for, municipal derivatives in violation of Federal and/or California State antitrust law and California State common law. The complaints seek unspecified damages and other relief.

Bond Insurers Conspiracy Litigation

In July 2008 through January 2009, lawsuits were filed by a number of California municipal entities in California State court against several bond insurers, including Syncora Guarantee, and two individual defendants. The complaints include allegations that defendants failed to fully disclose their investments in subprime mortgage-backed securities and insurance of subprime instruments and that the defendants conspired to perpetuate and maintain a dual system of bond rating in violation of California State antitrust laws and California State common law. The complaints seek unspecified damages and other relief.

Jefferson County Litigation

On June 17, 2008, Charles Wilson, on behalf of himself and a class consisting of every Jefferson County, Alabama taxpayer and sewer ratepayer since January 1, 1993, filed suit against Syncora Guarantee and numerous other defendants. The suit alleges that through the wrongful conduct of the members of the Jefferson County Commission, most notably Larry Langford, the County incurred a bonded indebtedness of approximately $3.2 billion relating to improvements to its sewer system. The complaint alleges that the commissioners, in a conspiracy with several individuals, financial companies, law firms, and bond insurers, completed several swap transactions whereby the bonds, which were primarily fixed interest securities, were swapped to variable rate and auction rate securities. These swaps, the complaint alleges, were done primarily to facilitate the inappropriate payment of exorbitant fees to several bond brokers and financial advisors. With respect to the bond insurers, including Syncora Guarantee, the complaint alleges that the insurers negligently insured the bonds while allowing themselves to become undercapitalized and downgraded by the rating services, which in turn downgraded the bonds. The plaintiffs allege damages on the ground that their sewer rates are much higher than they otherwise would have been without the wrongdoing of all parties. We have filed a motion to dismiss which is currently pending before the court. Plaintiffs have also voluntarily dismissed Jefferson County taxpayers as members of the putative class, leaving only the sewer system ratepayers. Several of the defendants have filed motion seeking recusal of the Judge based on his daughter being a Jefferson County ratepayer, and thus a member of the putative class of plaintiffs.

On August 28, 2008, a complaint was filed by Carnell E. Fowler, William Young, and Citizens for Sewer Accountability, on behalf of the State of Alabama, against Syncora Guarantee and many of the same defendants in the Wilson case above. This complaint asserts claims under Alabama’s quo warranto statutes, Ala. Code §§ 6-6-590, et seq. Quo warranto is an ancient and extraordinary remedy available to annul a corporation’s charter and/or preclude it from operating as a corporation in Alabama where the corporation has engaged in such actions as to warrant a forfeiture of its corporate rights and existence. The factual allegations of the complaint virtually mirror those in the Wilson case. We have filed a motion to dismiss. Prior to the court’s ruling on the motion, the plaintiffs voluntarily dismissed us, without prejudice, as a defendant. The court subsequently granted the motions to dismiss filed by several of the remaining defendants, but has granted leave for plaintiffs to file an amended complaint. The amended complaint has yet to be filed, and currently we are no longer a defendant to this lawsuit. See Note 18(a) for additional information.

On or around September 16, 2008, Syncora Guarantee, together with the trustee under the indenture for the Jefferson County, Alabama sewer warrants as well as Financial Guaranty Insurance Company, who also insures a portion of the warrants, commenced a lawsuit against the County and its current commissioners in the United States District Court for the Northern District of Alabama seeking, among other things, the appointment of a receiver over the County’s sewer system. A hearing on the plaintiff’s request for a receiver occurred on March 26, 2009. A decision on the emergency motion for the appointment of a receiver is currently pending. On September 25, 2008, the county filed a counterclaim against Syncora Guarantee and Financial Guaranty Insurance Company alleging negligence, breach of contract, fraud and fraudulent suppression. See Note 18(a) for additional information.

Other Litigation

On or around June 27, 2008, Syncora Guarantee filed suit against IndyMac Bank, F.S.B. in the United States District Court for the Southern District of New York seeking to specifically enforce the terms of a certain insurance and indemnity agreement to which they are parties. Subsequent to the filing of this suit, the Federal Deposit Insurance Corporation (“FDIC”) placed IndyMac Bank, F.S.B into conservatorship. We filed a proof of claim with the FDIC on October 10, 2008. This litigation has been stayed until June 2009 to allow the FDIC 180 days to determine whether to allow the proof of claim.

On January 29, 2009, Syncora Guarantee filed suit in the Supreme Court of the State of New York, New York County, against Countrywide Home Loans, Inc., Countrywide Securities Corp., and Countrywide Financial Corp. (collectively referred to as “Countrywide”), alleging that Countrywide made misrepresentations in connection with several securitizations of home equity mortgage loans originated and serviced by Countrywide, and for which Syncora Guarantee acted as credit enhancer, and seeking damages and other relief for fraud and breach of contract.

On February 5, 2009, Syncora Guarantee, together with co-plaintiffs U.S. Bank National Association and CIFG Assurance North America, Inc., filed suit in the Supreme Court of the State of New York, New York County, against GreenPoint Mortgage Funding, Inc. (“GreenPoint”), alleging that GreenPoint made misrepresentations and warranties in connection with a securitization of primarily home-equity mortgage loans originated by GreenPoint, and for which Syncora Guarantee acted as credit enhancer, and seeking damages and other relief for breach of contract.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 9, 2009, we held a special general meeting of holders of our common shares to obtain shareholder approval for the following matters, all of which were approved.

The votes cast as to each matter were as follows.

	For	Withhold	Abstain
The approval of an amendment to Company’s bye-laws (the “Bye-Laws”) so that the Chief Executive Officer need not serve as a Director of the Company	56,849,152	582,699	79,858
The approval of an amendment to the Bye-Laws so that remuneration and benefits of Directors will be determined by the Nominating & Governance Committee	54,081,772	3,245,503	184,434
The approval of amendments to the Bye-Laws to remove references to the XL Group to reflect that XL Capital is no longer a shareholder of the Company	57,269,058	190,400	52,251
The approval of amendments to the Bye-Laws to transfer certain of the original rights of the XL Group under the Bye-Laws to the SCA Shareholder Entity	56,828,038	327,722	355,949
The approval of an amendment to the Bye-Laws to prohibit shareholders of the Company from adopting resolutions by written consent	42,981,687	3,209,402	27,410
The approval of an amendment to the Bye-Laws to allow the Company to hold its own shares, i.e., treasury shares	43,449,167	2,758,600	10,732
The approval of amendments to the Bye-Laws to eliminate the requirement that certain deeds and other instruments be executed under the company seal	56,029,403	1,410,824	71,482
The approval of amendments to the Bye-Laws to specify certain documents to which the notice provisions apply, the methods and time periods for delivery and the proof of such delivery	56,333,392	1,138,089	40,228
The approval of an amendment to the Bye-Laws to impose a mandatory restriction on the transfer of the Company’s equity securities such that no person or group may become a “Five-Percent Shareholder” as therein defined and no existing “Five-Percent Shareholder” may increase its stock ownership	43,451,629	2,731,160	35,710
The approval of amendments to the Bye-Laws to remove references to the Company having to meet the requirements of the NYSE in connection with the delisting of the Company’s shares by the NYSE	56,116,777	1,135,952	258,980

Our Executive Officers

The following table provides information regarding our executive officers as of December 31, 2008:

Name	Age	Position(s)
Susan B. Comparato	39	Acting Chief Executive Officer, President and General Counsel
Claude L. LeBlanc	43	Special Advisor to the Board of Directors
Thomas W. Currie, CFA	49	Senior Vice President and Secretary
Drew D. Hoffman	49	Senior Vice President
Orlando Rivera	47	Head of Human Resources

Susan B. Comparato has been Acting Chief Executive Officer and President of Syncora Holdings and Acting Chief Executive Officer of Syncora Guarantee since August 2008. Ms Comparato continues her role as General Counsel for both companies. Ms. Comparato previously served as Senior Vice President and General Counsel of Syncora Holdings from February 2008 and has been General Counsel and Secretary of Syncora Guarantee since 2004. From 2001 to 2004, Ms. Comparato served as Associate General Counsel of Syncora Guarantee. Prior to Syncora Guarantee, Ms. Comparato served as an associate director, risk finance with Barclays Capital and practiced law with Sidley Austin as an associate attorney in the securitization group.

Claude L. LeBlanc has been special advisor to the Board of Directors since August 2008. Previously, Mr. LeBlanc was an Executive Vice President of Syncora Holdings. Mr. LeBlanc joined Syncora Holdings in November 2006 as Executive Vice President—Corporate Development and Strategy. Mr. LeBlanc previously served served as a member of the Executive Management Group and as Senior Vice President—Corporate Development for XL Capital from April 2002 to November 2006. Prior to joining XL Capital, Mr. LeBlanc served in a variety of senior financial and operating roles, including Chief Operating Officer for TransWorld Network International and Vice President Financial Advisory Services for PricewaterhouseCoopers where he advised on mergers and acquisitions, business restructurings and transaction advisory.

Thomas W. Currie, CFA has been Senior Vice President of Syncora Holdings since its formation. Mr. Currie previously served as Chief Risk Officer of Syncora Holdings and also served as Chief Underwriting Officer of Syncora Guarantee Re since February 2002. He is a member of our Executive Committee and is the Corporate Secretary and Director of Compliance for Syncora Holdings. Prior to joining Syncora Guarantee Re, Mr. Currie was a structured finance bond analyst in the new assets group at Standard & Poor’s, a division of The McGraw-Hill Companies, Inc.

Drew D. Hoffman has been a Senior Vice President of Syncora Holdings and a member of our Executive Committee since 2008. He was appointed Executive Vice President of Syncora Guarantee in February 2009. He has led our Surveillance and Research Group since 2005. Prior to this position, Mr. Hoffman served as our primary credit officer supporting the Structured Single Risk Group. Prior to joining us in 2002, Mr. Hoffman was Managing Director and Head of a large part of MBIA’s Banking Relations Group, and served as Managing Director and Head of MBIA’s Insured Portfolio Management business including the Public Finance, Housing and Student Loan portfolios. Mr. Hoffman has also served as an Assistant Vice President in the Project Finance Group at Sumitomo Bank, and as a Public Finance Associate at Smith Barney.

Orlando Rivera is a Senior Vice President and has been Head of Human Resources of Syncora Holdings since its formation. Prior to being appointed to this role, Mr. Rivera served as Human Resources Global Generalist for XL Capital’s Financial Products & Services segment from October 2003 to August 2006. Before joining XL Capital, Mr. Rivera was head of Human Resources for Gen Re Securities’ U.S. business and has more than 20 years professional experience in human resources positions in the financial services industry.

PART II

All amounts presented in this part are in U.S. dollars except as otherwise noted.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 7, 2009, the NYSE notified us that it filed a notification of removal from listing on Form 25 pursuant to Rule 12d2-2(b) of the Exchange Act, with the SEC to delist our common shares as we were no longer in compliance with two NYSE listing standards because our average global market capitalization over a consecutive 30 trading-day period was less than $75 million and, at the same time, total stockholders’ equity was less than $75 million, and the average closing price of our common shares was less than $1.00 over a consecutive 30 trading-day period. Our shares were delisted from the NYSE effective 10 days from the filing of Form 25. Our common shares are currently traded over the counter and quoted on the Pink Sheets quotation service under the symbol “SYCRF.”

The following table sets forth the high, low and closing sales prices per share, as reported on the NYSE Composite Tape, of our common shares per fiscal quarter through December 17, 2008, the date on which the NYSE suspended trading of our common shares.

	High	Low	Close
2007:
1st Quarter	$32.40	$27.02	$28.23
2nd Quarter	$34.58	$27.27	$30.87
3rd Quarter	$31.32	$16.31	$22.84
4th Quarter	$23.92	$3.41	$3.89

2008:
1st Quarter	$3.79	$0.52	$0.52
2nd Quarter	$1.05	$0.25	$0.29
3rd Quarter	$2.91	$0.27	$1.35
4th Quarter (through December 17, 2008)	$1.77	$0.14	$0.17

There were 99 record holders of our common shares as of December 31, 2008. This figure does not represent the actual number of beneficial owners of our common shares because such shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

The declaration and payment of future dividends by us will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, financial condition, business needs, capital and surplus requirements of our operating subsidiary and regulatory and contractual restrictions.

As a holding company, Syncora Holdings’ ability to meet its cash requirements (including any dividends on its common shares, if and when declared) depends upon the receipt of dividends from Syncora Guarantee, if declared and paid, and investment income on its invested assets, offset by expenses incurred for employee compensation and other expenses incurred as a stand-alone public company. The payment of dividends from Syncora Guarantee is subject to regulatory and other restrictions. See “Risk Factors—Risks Related to Ownership of Our Common Shares—Because we are a holding company and substantially all of our operations are conducted by our subsidiaries, our ability to meet any ongoing cash requirements, including any debt service payments or other expenses, and to pay dividends on our preferred or common shares in the future will depend on our ability to obtain cash dividends or other cash payments or obtain loans from our subsidiaries, which are regulated insurance companies and whose ability to pay dividends or make loans to us is limited by regulatory constraints.”

During the year ended December 31, 2007, our Board of Directors declared quarterly dividends on our common shares which were paid on March 30, 2007, June 29, 2007, September 28, 2007 and December 31, 2007, respectively, in an aggregate amount of approximately $5.1 million. Also, on July 31, 2007 our Board of Directors declared a semi-annual dividend on the Syncora Holdings

Series A Preference Shares in the aggregate amount of $8.4 million, which was paid on October 1, 2007. We did not declare a quarterly dividend with respect to our common shares or a semi-annual dividend with respect to the Syncora Holdings Series A Preference Shares during the year ended December 31, 2008 or at any time thereafter through to the filing date of this report. On August 5, 2008, Syncora Holdings entered into an undertaking with the NYID pursuant to which it agreed to not make dividends or distributions to its shareholders for eighteen months following such date without the NYID’s express written consent. Any future dividends will be subject to the discretion and approval of the Board of Directors, applicable law and regulatory and contractual requirements. If dividends on the Syncora Holdings Series A Preference Shares are not paid in an aggregate amount equivalent to dividends for six full quarterly periods, whether or not declared or whether or not consecutive, holders of the Syncora Holdings Series A Preference Shares, voting as a single class, will have the right to elect two persons who will then be appointed as additional directors to the Board of Directors of Syncora Holdings. As of March 31, 2009, dividends on the Syncora Holdings Series A Preference Shares have not been paid in an aggregate amount equivalent to six quarterly periods and therefore holders of the Syncora Holdings Series A Preference Shares have the right to elect two persons to serve on our Board of Directors.

Deregistration

In light of our suspension of writing substantially all new business, as soon as a practicable after the filing of this Annual Report on Form 10-K for the year ended December 31, 2008, we intend to file a Form 15 to terminate registration of our common shares and the Syncora Holdings Series A Preference Shares and suspend the duty to file reports and other information under the Exchange Act. This action will reduce the amount of information available to investors about us and there will be restrictions on the trading of our shares. After the deregistration of our shares, they will be subject to state blue sky laws and will only be able to be traded pursuant to an exemption from the applicable state blue sky law. Shareholders should consult their own legal counsel regarding any restrictions on the trading of our common shares and the Syncora Holdings Series A Preference Shares.

Common Share Performance Graphic

Set forth below is a line graph comparing the monthly dollar change in the cumulative total shareholder return from the effective date of our IPO through December 31, 2008 as compared to the cumulative total return during such period of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s 500 Financial Stock Index. This graph assumes an equal measurement point of $100 of invested value on August 2, 2006, with all dividends reinvested.

Purchases of Equity Securities by the Issuer and Affiliate Purchases

In connection with the 2008 MTA, XL Capital transferred our common shares to the SCA Shareholder Entity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Business—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information—Master Transaction Agreement and Merrill Agreement.”

ITEM 6. SELECTED FINANCIAL INFORMATION

The following table presents our selected consolidated financial and operating data. The financial data set forth below for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 are derived from our Consolidated Financial Statements. The financial data as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2008, 2007, 2006 and 2005 have been audited. The information set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and our Consolidated Financial Statements and related notes included in Item 8.

(in thousands, except per share amounts)	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of operations data:
Gross premiums written	$79,404	$254,223	$329,328	$233,269	$232,541
Reinsurance premiums assumed	(29,401)	56,246	54,221	52,170	44,021

Total premiums written	50,003	310,469	383,549	285,439	276,562
Ceded premiums	(398)	(66,913)	(11,291)	(40,527)	(8,123)

Net premiums written	49,605	243,555	372,258	244,912	268,439
Net premiums earned	279,371	168,660	159,441	151,839	116,281
Net investment income	132,282	120,710	77,724	51,160	35,746
Net realized losses on investments	(240,399)	(2,517)	(16,180)	(3,221)	(178)
Net change in fair value of derivatives	494,564	(1,295,024)	13,221	(6,681)	12,687
Fee income and other	3,498	215	2,365	750	100

Total revenues	669,316	(1,007,956)	236,571	193,847	164,636
Net losses and loss adjustment expenses	1,797,877	69,366	12,890	26,021	21,274
Acquisition costs, net	17,101	19,971	16,240	12,231	8,259
Loss on commutation of reinsurance agreements	42,381	—	—	—	—
Operating expenses	230,829	98,931	78,999	67,621	58,395

Total expenses	2,088,188	188,268	108,129	105,873	87,928

(Loss) income before income tax and minority interest	(1,418,872)	(1,196,224)	128,442	87,974	76,708
Income tax (benefit) expense	(2,659)	16,389	3,133	(1,277)	1,920

(Loss) income before minority interest	(1,416,213)	(1,212,613)	125,309	89,251	74,788
Minority interest—dividends on preferred shares of subsidiary	5,432	3,527	7,954	8,805	15,934

Net (loss) income	(1,421,645)	(1,216,140)	117,355	80,446	58,854
Dividends on Series A perpetual non-cumulative preference shares(2)	—	8,409	—	—	—
Gain on redemption of Series A redeemable preferred shares of subsidiary	36,075	—	—	—	—

Net (loss) income available to shareholders	$(1,385,570)	$(1,224,549)	$117,355	$80,446	$58,854

Per Share Data(1):
(Loss) Earnings per share:
Basic	$(26.49)	$(19.09)	$2.19	$1.74	$1.28
Diluted	$(26.49)	$(19.09)	$2.18	$1.74	$1.28
Common dividends(2)	$—	$0.08	$0.02	$—	$—

(1)

As a result of a stock split of our outstanding common shares in July 2006, there were 46,127,245 shares of our common stock issued and outstanding just prior to the IPO. Per share amounts for 2005 and 2004 have been retrocactively adjusted for the effects of such stock split. Per share amounts for 2006 were based on 64,136,364 common shares outstanding from the IPO through December 31, 2006 and 46,127, 245 prior thereto. Per share amounts for 2008 reflect 30,069,049 common shares held in treasury since August 5, 2008 (see Note 4 and 23 to our Consolidated Financial Statements included elsewhere herein for additional information).

(2)

During the year ended December 31, 2007, our Board of Directors declared quarterly dividends on our common shares which were paid on March 30, 2007, June 29, 2007, September 28, 2007, and December 31, 2007, respectively, in the aggregate amount of approximately $5.1 million. Also on July 31, 2007 our Board of Directors declared a semi-annual dividend on the Syncora Holdings Series A Preference Shares aggregating $8.4 million, which was paid on October 1, 2007 to shareholders of record of the Syncora Holdings Series A Preference Shares on September 28, 2007. During 2008, our Board of Directors did not declare any dividends with respect to our common shares or semi-annual dividends with respect to the Syncora Holdings Series A Preference Shares or at any time thereafter through to the filing date of this report. On August 5, 2008, Syncora Holdings entered into an undertaking with the NYID pursuant to which it agreed to not make dividends or distributions to its shareholders for eighteen months following such date without its express written consent. Any future dividends will be subject to the discretion and approval of the Board of Directors, applicable law and regulatory and contractual requirements. If dividends on the Syncora Holdings Series A Preference Shares are not paid in an aggregate amount equivalent to dividends for six full quarterly periods, whether or not declared or whether or not consecutive, holders of the Syncora Holdings Series A Preference Shares will have the right to elect two persons who will then be appointed as additional directors to the Board of Directors of Syncora Holdings. As of March 31, 2009, dividends on the Syncora Holdings Series A Preference Shares have not been paid in an aggregate amount equivalent to six quarterly periods and therefore holders of the Syncora Holdings Series A Preference Shares have the right to elect two persons to serve on our Board of Directors.

(in thousands, except per share amounts)	As of December 31,
	2008	2007	2006	2005	2004
Balance sheet data:
Investments, cash and cash equivalents	$2,610,750	$2,680,125	$2,160,911	$1,419,054	$1,228,452
Prepaid reinsurance premiums	7,791	101,122	59,983	69,873	57,454
Deferred acquisition costs	110,062	108,117	93,809	59,592	44,599
Reinsurance balances recoverable on unpaid losses	6,011	266,945	88,616	69,217	60,914
Total assets	3,900,934	3,604,095	2,496,814	1,684,315	1,472,193
Unpaid losses and loss adjustment expenses	1,686,187	402,519	178,517	147,368	115,734
Deferred premium revenue	655,928	927,385	795,906	592,585	487,093
Total liabilities	3,170,975	3,138,032	1,076,278	765,983	618,774
Accumulated other comprehensive income (loss)	54,351	17,801	(19,705)	(20,307)	(241)
Shareholders’ equity	709,959	427,063	1,366,520	867,814	804,730
Per Share Data:
Book value per common share	$13.21(1)	$2.81	$21.31	$18.81	$17.45

(1)	Book value per common share at December 31, 2008 is based on 35,082,248 shares outstanding.

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

Overview of Our Business

General

On March 17, 2006, XL Capital Ltd (“XL Capital”) formed Syncora Holdings Ltd. (“Syncora Holdings”) (formerly known as Security Capital Assurance Ltd), as a wholly-owned Bermuda based subsidiary holding company. On July 1, 2006, XL Capital contributed all of its ownership interests in its financial guarantee insurance and financial guarantee reinsurance operating businesses indirectly to us. The aforementioned operating businesses consisted of: (i) Syncora Guarantee Inc. (“Syncora Guarantee”) (a New York domiciled financial guarantee insurance company formerly known as XL Capital Assurance Inc.) and its wholly-owned subsidiary, Syncora Guarantee (U.K.) Ltd. (“Syncora Guarantee-UK”, formerly known as XL Capital Assurance (U.K.) Limited) and (ii) Syncora Guarantee Re Ltd. (“Syncora Guarantee Re”) (a Bermuda domiciled financial guarantee reinsurance company formerly known as XL Financial Assurance Ltd.). Syncora Guarantee was an indirect wholly-owned subsidiary of XL Capital and all of Syncora Guarantee Re was indirectly owned by XL Capital, except for a preferred stock interest which was owned by Financial Security Assurance Holdings Ltd. or its subsidiaries (“FSA”), an entity which is otherwise not related to XL Capital or us. On August 4, 2006, Syncora Holdings completed an initial public offering (the “IPO”). In addition, XL Capital sold common shares of Syncora Holdings from its holdings directly to the public in a secondary offering concurrent with the IPO. Immediately after the IPO and the secondary offering, XL Capital, through its wholly-owned subsidiary XL Insurance (Bermuda) Ltd (“XLI”), owned approximately a 63% economic interest in Syncora Holdings. In June 2007, XLI completed the sale of additional common shares of Syncora Holdings from its holdings. Immediately after such sale, XLI owned approximately a 46% voting and economic interest in Syncora Holdings. On August 5, 2008, we consummated the transactions comprising the 2008 MTA, as defined below, pursuant to which XL Capital transferred all of the common shares of Syncora Holdings it owned to be held in trust by CCRA Purpose Trust (the “SCA Shareholder Entity”) as described below. On September 4, 2008, Syncora Guarantee Re merged with and into Syncora Guarantee, with Syncora Guarantee being the surviving company. See “—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information.”

Prior to January of 2008 (as more fully discussed below under “—Recent Developments”), we provided credit enhancement and protection products to the public finance and structured finance markets throughout the United States and internationally through the issuance of financial guarantee insurance policies and credit default swap (“CDS”) contracts, as well as the reinsurance of financial guarantee insurance and CDS contracts written by other insurers. Financial guarantee insurance provides an unconditional and irrevocable guarantee to the holder of a debt obligation of full and timely payment of the guaranteed principal and interest. In the event of a default under the obligation, the insurer has recourse against the issuer or any related collateral (which is more common in the case of insured asset-backed obligations or other non-municipal debt) for amounts paid under the terms of the policy. CDS contracts are derivative contracts that offer credit protection relating to a particular security or pools of specified securities. Under the terms of a CDS contract, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a referenced security.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), our guarantees qualify as either insurance contracts or derivative contracts for accounting purposes. For insurance contracts, premiums and losses with respect thereto are recognized in accordance with GAAP as discussed in “—Critical Accounting Policies and Estimates—Reserves for Losses and Loss Adjustment Expenses”, whereas derivative contracts are reported at fair value in accordance with GAAP with no separate recognition given to premiums or management’s best estimate of losses under such derivative contracts. Accounting for our CDS contracts in accordance with GAAP is discussed in “—Critical Accounting Policies and Estimates—Valuation of CDS Contracts” and Note 6 to the Consolidated Financial Statements. Throughout the discussion which follows, references are made to anticipated claims on our CDS contracts, which represent management’s best estimate of the ultimate amount of losses and loss adjustment expenses on such contracts. Anticipated claims represent the equivalent of reserves for unpaid losses and loss adjustment expense recognized on insurance contracts under GAAP.

Our operating business is conducted through Syncora Guarantee, which as a New York domiciled financial guarantee insurance company, is required to prepare financial statements in accordance with accounting practices prescribed by the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual and adopted by the State of New York (“NAIC SAP”) and that, under NAIC SAP all our guarantees are accounted for as insurance contracts. Accordingly, under NAIC SAP we account for all our guarantees as insurance contracts and, accordingly, recognize reserves for unpaid losses and loss adjustment expenses for all such contracts. For guarantees deemed to be insurance for GAAP, there is no difference between how we recognize reserves for insurance contracts under NAIC SAP and GAAP. As further discussed below, the adverse development of our reserves for unpaid losses and loss adjustment expenses, determined in accordance with NAIC SAP, is the principal factor affecting our regulatory solvency and potential regulatory intervention.

Recent Developments

Adverse developments in the credit markets generally and the mortgage market specifically that began in the second half of 2007 and continued through 2008 have resulted in material adverse effects on our business, results of operations, and financial condition, including (i) significant adverse development of anticipated claims on our guarantees, under our CDS contracts, of collateralized debt obligations (“CDOs”) of asset-backed securities (“ABS CDOs”) and significant adverse development of reserves for unpaid losses and loss adjustment expenses on our guarantees, under our insurance contracts, of residential mortgage-backed securities (“RMBS”), and (ii) downgrades of our insurance financial strength (“IFS”) ratings by Moody’s Investors Service, Inc. (“Moody’s”), Fitch Ratings (“Fitch”) and Standard & Poor’s Ratings Services (“S&P”), which ratings had been fundamental to our ability to conduct business and which have caused us to cease writing substantially all new business since January of 2008, resulting in the loss of future incremental earnings and cash flow. As of March 30, 2009, Syncora Guarantee is rated “Ca” by Moody’s and “CC” by S&P; the Company has terminated the agreement for the provision of ratings with Fitch.

During the second quarter of 2008, we recorded a material increase in adverse development of anticipated claims on our guarantees of ABS CDOs and reserves for unpaid losses and loss adjustment expenses on our guarantees of RMBS causing us to be unable to maintain Syncora Guarantee’s compliance with its $65 million minimum policyholders’ surplus requirement under New York Insurance Law as of June 30, 2008. In light of this material adverse development, and in accordance with our previously disclosed strategic plan, on July 28, 2008 we, certain financial institutions that are counterparties to CDS contracts with Syncora Guarantee (the “Counterparties”), Merrill Lynch & Co., Inc. (“Merrill Lynch”) and certain of its affiliates, and XL Capital and certain of its affiliates, entered into a Master Commutation, Release and Restructuring Agreement, dated July 28, 2008, as amended (the “Master Transaction Agreement”), and certain other related agreements (hereafter referred to collectively as the “2008 MTA”). The transactions comprising the 2008 MTA closed on August 5, 2008 (the “Closing Date”), except for the transactions comprising the FSA Master Agreement (as defined below), which closed on August 4, 2008. The transactions comprising the 2008 MTA are described below along with certain summary financial information presenting the effect of the transactions comprising the 2008 MTA on our financial position and results of operations as of and for the year ended December 31, 2008. See “—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information”.

During the third quarter of 2008, we recorded further significant adverse development relating to anticipated claims on our guarantees of ABS CDOs and reserves for unpaid losses and loss adjustment expenses on our guarantees of RMBS which would have caused Syncora Guarantee to be unable to maintain its compliance with its $65 million minimum policyholders’ surplus requirement under New York Insurance Law as of September 30, 2008. However, at our request, the New York State Insurance Department (the “NYID”), pursuant to section 6903 of New York Insurance Law, granted Syncora Guarantee approval in connection with the preparation of its statutory financial statements for the quarter ended September 30, 2008 to release statutory-basis contingency reserves on policies that have been terminated and on policies on which we have established case basis reserves for losses and loss adjustment expenses, which differs from accounting practices prescribed by NAIC SAP. As a result of such approval, Syncora Guarantee reported policyholders’ surplus of $83.3 million at September 30, 2008. Absent such approval, Syncora Guarantee would have reported a policyholders’ surplus at September 30, 2008 of $19.1 million. Policyholders’ surplus is based on statutory-basis accounting practices which differ from GAAP. Such differences may be material. The aforementioned approval was also extended by the NYID in connection with the preparation of Syncora Guarantee’s statutory financial statements as of and for the year ended December 31, 2008. There can be no assurance that the NYID will continue to allow Syncora Guarantee to apply such practices.

During the fourth quarter of 2008, we recorded a material increase in adverse development relating to anticipated claims on our guarantees of ABS CDOs and reserves for unpaid losses and loss adjustment expenses on our guarantees of RMBS. As a result of the material increase in adverse development relating to anticipated claims on our guarantees of ABS CDOs and reserves for unpaid losses and loss adjustment expenses on our guarantees of RMBS recorded during 2008, Syncora Guarantee reported a policyholders’ deficit of $2.4 billion as of December 31, 2008. Failure to maintain positive statutory policyholders’ surplus or non-compliance with the $65 million statutory minimum policyholders’ surplus requirement permits the New York Superintendent of Insurance (the “New York Superintendent”) to seek court appointment as rehabilitator or liquidator of Syncora Guarantee. As a result of this material adverse development, and in accordance with our previously disclosed strategic plan, effective as of March 5, 2009, Syncora Guarantee signed a non-binding letter of intent with certain of the Counterparties (the “Letter of Intent”) whereby the parties agreed to negotiate in good faith to seek to promptly agree on mutually agreeable definitive documentation, in the form of a master transaction agreement and related agreements (hereafter referred to collectively as the “2009 MTA”). In addition, pursuant to the RMBS Transaction Agreement, dated as of March 5, 2009 (the “RMBS Transaction Agreement”), on March 11, 2009, the fund referenced therein (the “Fund”) commenced a tender offer to acquire certain residential mortgage-backed securities that are insured by Syncora Guarantee (the “RMBS Securities”). The 2009 MTA and tender offer represent the principal elements of the second phase of our strategic plan. The transactions contemplated by the Letter of Intent and the related transactions are described below.

Description of the Transactions Contemplated by the Letter of Intent and Related Transactions

The non-binding terms and conditions in the Letter of Intent provide that Syncora Guarantee and the Counterparties will commute or transfer to an affiliate of Syncora Guarantee, or cause their respective affiliates to commute or transfer to an affiliate of Syncora Guarantee, their respective CDS contracts and financial guarantee insurance contracts and in exchange Syncora Guarantee will pay to the Counterparties certain consideration to include, in the aggregate, (i) approximately $1.2 billion in cash consideration, (ii) common shares of Syncora Holdings, such shares to represent approximately 40% of the outstanding common shares of Syncora Holdings following the transaction, (iii) a $150 million short-term surplus note and a $475 million long-term surplus note, and (iv) additional consideration that may include an increase in the principal amount of, or interest rate on the, surplus notes, and cash consideration based on certain specified calculations. Such non-binding terms and conditions also provide that Syncora Guarantee will form a New York financial guarantee insurance subsidiary (“Drop-Down Company”) to (a) reinsure, on a cut-through basis, certain of Syncora Guarantee’s public finance and selected global infrastructure in-force business, and (b) assume through consensual novations certain of Syncora Guarantee’s in-force guarantees of CDS business, in connection with which Syncora Guarantee would enter into a new swap contract with the respective counterparties to such guarantees to provide a financial guarantee that guarantees certain of the payments under such novated swap contract. Syncora Guarantee will capitalize Drop-Down Company with $185 million in equity and the purchase of two surplus notes of Drop-Down Company in the aggregate principal amount of $350 million. Such non-binding terms and conditions also contemplate certain closing conditions to the 2009 MTA, including the receipt of regulatory approvals and a process for selecting members of the Board of Directors of each of Syncora Guarantee, Syncora Holdings, and Drop-Down Company and certain of our officers.

The non-binding terms and conditions in the Letter of Intent contemplate the participation of all of the 23 Counterparties. To date, 18 of the 19 significant Counterparties have indicated their willingness to enter into the transactions contemplated by the Letter of Intent, subject to final documentation and participation by the remaining Counterparties. The 19 significant Counterparties represent substantially all of Syncora Guarantee’s anticipated claims with respect to CDS contracts. One significant Counterparty has indicated that it is presently not contemplating entering into the transactions contemplated by the Letter of Intent. Syncora Guarantee is discussing with the remaining Counterparties alternative terms and conditions that would permit the consummation of the 2009 MTA without the participation of all of the Counterparties. There can be no assurance that the 2009 MTA will be consummated by a sufficient number of Counterparties or at all.

All of the terms and conditions described above are subject to definitive documentation satisfactory to all of the parties. There can be no assurance that the parties will enter into such agreements in accordance with these terms and conditions or at all. In addition, consummation of the transactions contemplated by the 2009 MTA will be subject to various closing conditions and there can be no assurance that the transactions contemplated thereby will be consummated. In addition, we need to enter into settlement agreements with certain third-parties as part of the second phase of our strategic plan.

An additional element of the second phase of our strategic plan is the tender offer contemplated by the RMBS Transaction Agreement. On March 11, 2009, the Fund commenced a tender offer to acquire the RMBS Securities either in consideration for cash or for a certificate representing the uninsured cash flows of the tendered RMBS Securities and a cash payout. Subject to closing conditions, Syncora Guarantee will purchase class B shares of the Fund and receive certificates representing the insurance cash flows on all RMBS Securities acquired by the Fund for an amount not to exceed $375 million in the aggregate. If the minimum amount of RMBS Securities is successfully acquired, the tender offer would significantly reduce Syncora Guarantee’s exposure to residential mortgages. Consummation of the transactions contemplated by the RMBS Transaction Agreement is subject to various closing conditions and there can be no assurance that the transactions contemplated thereby will be consummated.

If the transactions contemplated by the 2009 MTA and the RMBS Transaction Agreement are not consummated, Syncora Guarantee is expected to continue to report a policyholders’ deficit and may therefore be subject to action by the NYID. See “Risk Factors—Risks Related to Our Company—We may be unable to close the 2009 MTA and the tender offer, which would have a material adverse effect on our financial condition and results of operations”, as well as below for a description of continuing risks and uncertainties affecting us.

Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information

Set forth below is a description of agreements comprising the 2008 MTA, as well certain summary financial information presenting the effect of the transactions comprising the 2008 MTA on our financial position and results of operations as of the Closing Date.

Master Transaction Agreement and Merrill Agreement

The Master Transaction Agreement provided for the termination, commutation or elimination of certain reinsurance agreements, guarantees and other arrangements among us and XL Capital and certain of its subsidiaries, and between Syncora Guarantee and Syncora Guarantee Re, in exchange for a cash payment by XL Capital to us of $1.775 billion, the issuance and transfer of 8 million class A ordinary shares of XL Capital in the aggregate to Syncora Guarantee and Syncora Guarantee Re, and the transfer of XL Capital’s common shares of Syncora Holdings to a trust, the SCA Shareholder Entity, for the benefit of Syncora Guarantee until such time as an agreement between Syncora Guarantee and the Counterparties is reached, and thereafter the shares will be held for the benefit of the Counterparties. As a result of the transfer of the shares of Syncora Holdings to the SCA Shareholder Entity, XL Capital no longer has the right to vote, nominate directors to our Board of Directors or any other rights. On the Closing Date, the four XL Capital-nominated directors on our Board of Directors resigned. Pursuant to a shareholder agreement with the SCA Shareholder Entity, the trust has a number of rights including the right to vote the shares and to nominate directors to our Board of Directors, such number of directors as would equal one nominee less than a majority (if our Board of Directors consists of nine or fewer Directors) or two nominees less than a majority (if our Board of Directors consists of ten or more Directors). Effective November 19, 2008, pursuant to the shareholder agreement, the SCA Shareholder Entity appointed four members to our Board of Directors. We also entered into a registration rights agreement with the SCA Shareholder Entity providing for demand registration rights, a shelf registration if we are so eligible and piggyback registration rights. Until the common shares of Syncora Holdings are transferred from the aforementioned trust to Counterparties or otherwise sold in the open market, for accounting purposes, they are considered to be treasury shares.

Under a registration rights agreement, dated as of August 5, 2008, by and among Syncora Guarantee, Syncora Guarantee Re and XL Capital, XL Capital agreed to provide Syncora Guarantee and Syncora Guarantee Re with two demand registration and unlimited piggyback registration rights with respect to the 8 million class A ordinary shares issued by XL Capital to Syncora Guarantee and Syncora Guarantee Re. Syncora Guarantee and Syncora Guarantee Re also agreed to hold such shares for a period of six months, which expired on February 5, 2009, and any sale of class A ordinary shares of XL Capital by Syncora Guarantee or Syncora Guarantee Re will be subject to a right of first offer in favor of XL Capital. In addition, pursuant to a letter dated July 29, 2008, from Syncora Holdings to the underwriters named in the underwriting agreement entered into by XL Capital for a public offering of its class A ordinary shares, Syncora Holdings agreed, and agreed to cause its subsidiaries to agree, to a six month lock-up period with respect to class A ordinary shares of XL Capital, which expired on January 29, 2009.

Concurrent with the execution of the Master Transaction Agreement, Syncora Holdings, Syncora Guarantee and Syncora Guarantee Re entered into an agreement (the “Merrill Agreement”) with Merrill Lynch, Merrill Lynch International (“MLI”) and eight trusts affiliated with Syncora Holdings (the “CDS Trusts”), the obligations of which were guaranteed by policies issued by Syncora Guarantee. The Merrill Agreement provided for the termination of eight CDS contracts (the “Swaps”) and the related financial guarantee insurance policies issued by Syncora Guarantee with insured gross par outstanding as of June 30, 2008 of approximately $3.7 billion, in exchange for a payment by Syncora Guarantee to Merrill Lynch of an aggregate amount of $500 million. As part of the closing of the transactions comprising the Merrill Agreement, the parties provided mutual releases of claims with respect to the Swaps and the related policies. In addition, Syncora Guarantee and MLI have agreed to dismiss previously disclosed litigation related to seven of the Swaps. As a result of the termination of the Swaps, we recorded a realized loss of $94.0 million during the year ended December 31, 2008.

We and XL Capital obtained approvals from the NYID and the Bermuda Monetary Authority (the “BMA”) for the Master Transaction Agreement and the transactions comprising such agreement. Other required approvals related to the Master Transaction Agreement have been received from the Delaware Department of Insurance. The NYID has also approved the Merrill Agreement and the transactions comprising such agreement.

FSA Master Agreement

Concurrent with the execution of the Master Transaction Agreement, we also entered into an agreement (the “FSA Master Agreement”) with FSA. The FSA Master Agreement provided for the commutation of all reinsurance ceded by FSA and its subsidiaries to Syncora Guarantee Re, including that ceded under the amended and restated master facultative reinsurance agreement, dated as of November 3, 1998 (the “Old Master Facultative Agreement”) that was the subject of a guarantee issued by XLI (see Note 10 to the Consolidated Financial Statements). Commutation of the Old Master Facultative Reinsurance Agreement and all cessions thereunder was a condition to the obligations of XL Capital under the Master Transaction Agreement. Pursuant to the FSA Master Agreement, FSA and Syncora Guarantee Re entered into the commutation and release agreement (the “Commutation Agreement”), under which all existing cessions to Syncora Guarantee Re by FSA were commuted in return for a payment by Syncora Guarantee Re of approximately $165.4 million, representing statutory reserves less ceding commission plus a commutation premium. In turn, FSA and one of its subsidiaries entered into a new master facultative reinsurance agreement (the “New Master Facultative Agreement”) and related reinsurance memorandum (the “Reinsurance Memorandum”) with Syncora Guarantee, under which FSA ceded certain of the commuted risks to Syncora Guarantee in return for a payment by FSA to Syncora Guarantee of approximately $88.6 million, representing the statutory unearned premium reserve for such risks, less ceding commission. FSA has undertaken to use its best efforts to reassume such reinsurance from Syncora Guarantee for a period of nine months after the closing, subject to limitations under Article 69 of the New York Insurance Law, which imposes aggregate and single risk limits on insurance that can be written by a financial guaranty insurer, FSA’s internal and rating agency single risk limits, other potential limitations and FSA’s underwriting guidelines. Syncora Guarantee was required to fund a trust in an initial amount of approximately $104.1 million to collateralize its obligations to FSA under the reinsurance agreement ($92.7 million as of December 31, 2008), which includes regulatory mandated contingency reserves. Finally, Syncora Holdings purchased all class A preferred shares of Syncora Guarantee Re held by FSA and its subsidiary, with a liquidation preference of $39 million, for approximately $2.9 million pursuant to an agreement for the sale and purchase of preferred shares (the “Preferred Shares Purchase Agreement”). As a result of the Commutation Agreement and New Master Facultative Agreement, we recorded a loss of $17.9 million during the year ended December 31, 2008. In addition, as a result of our purchase of the class A preferred shares of Syncora Guarantee Re, we recorded a gain of $36.1 million during the year ended December 31, 2008, which was recorded in retained earnings and not reflected in our net loss.

Credit Agreement Amendment

Concurrent with the execution of the Master Transaction Agreement, we entered into Amendment No. 2, Forbearance and Limited Waiver Agreement (“Amendment No. 2”) with the lenders under our credit agreement, dated as of August 1, 2006 (the “Credit Agreement”). Pursuant to Amendment No. 2, we agreed (i) to permanently reduce the availability under our revolving credit facility from $250 million to zero, (ii) to reduce the availability under the letter of credit facility to the amount of the letter of credit exposure as of July 28, 2008 and subsequently further reduce such exposure for any outstanding letters of credit for FSA’s benefit upon the closing the Commutation Agreement, and (iii) to collateralize the remaining letters of credit after the consummation of the transactions comprising the Master Transaction Agreement. In consideration of the foregoing, the lenders under the Credit Agreement agreed to (i) forbear from declaring certain defaults, if any, as set forth in the Amendment No. 2, (ii) waive such defaults, if any, upon the satisfaction of certain conditions set forth in the Amendment No. 2, (iii) grant certain waivers in connection with the consummation of the Master Transaction Agreement and (iv) not instruct the Administrative Agent to send, and the Administrative Agent has agreed that it shall not send, a notice of non-renewal with respect to any outstanding letters of credit (other than the letter of credit for FSA’s benefit, which was canceled and returned to the Administrative Agent prior to the Closing Date) with regard to any renewal of a letter of credit during calendar year 2008. There can be no assurance that the Administrative Agent and the lenders will renew the outstanding letters of credit when they are subject to renewal during calendar year 2009. The amount of letters of credit outstanding under the Credit Agreement and the amount of collateral posted by us in support of such letters of credit was approximately $15.2 million and $24.3 million, respectively, as of December 31, 2008.

On March 31, 2009, we entered into Amendment No. 3 and Waiver Agreement (“Amendment No. 3”) with the lenders under the Credit Agreement, whereby we agreed to collateralize the remaining letters of credit in an amount equal to 105% of the total letter of credit exposure as of such date, plus any accrued and unpaid interest and fees thereon, plus all other accrued and unpaid obligations of the account parties under the Credit Agreement. In consideration of the foregoing, the lenders under the Credit Agreement have agreed to permanently waive (i) the requirement that audited financial statements of each account party (other than Syncora Guarantee) be delivered within 90 days of the end of the fiscal year (provided that such audited financial statements shall be delivered within 120 days of the end of the fiscal year); (ii) the requirement that audited financial statements as reported on by the independent public accountants not have a “going concern” or like qualification or exception nor any qualification or exception as to the scope of such audit; (iii) the covenant relating to Syncora Holdings’ ratio of total funded debt to total capitalization; (iv) the covenant relating to Syncora Holdings’ consolidated net worth; and (v) any defaults as a result of the account parties not satisfying the requirements waived in clauses (i) through (iv) above or certain other requirements set forth in the Credit Agreement (as more fully described in Amendment No. 3 and Waiver Agreement).

Agreement with Counterparties

In consideration for the releases and waivers agreed to by the Counterparties as part of the Master Transaction Agreement, Syncora Guarantee agreed to segregate an aggregate amount of $820 million in cash plus interest thereon, premiums paid by the Counterparties from July 28, 2008 through October 31, 2008 and any proceeds from the sale by the trust of the common shares of Syncora Holdings formerly owned by XL Capital (in the event such shares are sold) for the purpose of commuting, terminating, amending or otherwise restructuring existing agreements with the Counterparties pursuant to an agreement to be negotiated with the Counterparties, which agreement is contemplated by the Letter of Intent. At December 31, 2008, the carrying value of invested assets in the segregated account was approximately $837.6 million. Pursuant to the terms of the 2008 MTA, Syncora Guarantee agreed to certain restrictions on its ability to access the funds in the segregated account and to commute, terminate, amend or otherwise restructure policies and contracts to which it is a party. In the event that Syncora Guarantee becomes subject to a rehabilitation or liquidation proceeding, the funds shall no longer be separately held, segregated or limited in use for commutations or restructurings, and will be part of the general assets of Syncora Guarantee.

Related Transactions

In addition to that discussed above, with the exception of the merger of Syncora Guarantee Re with and into Syncora Guarantee discussed below which was consummated on September 4, 2008, we executed the following transactions on or about the Closing Date:

•	commutation of certain retrocession agreements we had in place with non-affiliates,

•	distribution from Syncora Guarantee Re of $30.8 million to Syncora Holdings, and

•

discontinuance of Syncora Guarantee Re as a Bermuda corporation and continuance of Syncora Guarantee Re as a Delaware corporation, contribution by Syncora Holdings of all its ownership interests in Syncora Guarantee Re to Syncora Guarantee, which was followed by the merger of Syncora Guarantee Re with and into Syncora Guarantee on September 4, 2008, with Syncora Guarantee being the surviving company. Subsequent to the merger of Syncora Guarantee Re with and into Syncora Guarantee, our financial guarantee reinsurance segment ceased to exist.

Total expenses (consisting of legal, investment advisory, accounting and consulting fees) incurred in connection with the transactions comprising the 2008 MTA and the work through December 31, 2008 on the transactions contemplated by the Letter of Intent were approximately $55.5 million.

Summary Financial Information

The effect of the transactions comprising the 2008 MTA on our financial position and results of operations are presented below:

(in millions)	Summary Balance Sheet Information As of the Closing Date Increase/(Decrease)						Total
	(1)	(2)	(3)	(4)	(5)	(6)
Assets:
Equity securities, at cost	$120.6	$—	$—	$—	$—	$—	$120.6
Cash and cash equivalents	1,775.0	115.6	(500.0)	(88.6)	(2.9)	(820.0)	479.1
Restricted cash and cash equivalents	—	—	—	—	—	820.0	820.0
Deferred acquisition costs	17.4	13.8	—	(10.8)	—	—	20.4
Prepaid reinsurance premiums	(38.4)	(47.4)	—	—	—	—	(85.8)
Reinsurance balances receivable	(100.0)	(1.3)	—	—	—	—	(101.3)
Reinsurance balance recoverable on unpaid losses	(82.3)	(59.2)	—	—	—	—	(141.5)
Derivative assets	(140.0)	(177.2)	—	—	—	—	(317.2)

Total assets	$1,552.3	$(155.7)	$(500.0)	$(99.4)	$(2.9)	$—	$794.3

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$—	$(7.7)	$—	$—	$(7.7)
Deferred premium revenue	—	—	—	(27.9)	—	—	(27.9)
Derivative liabilities	—	—	(406.0)	—	—	—	(406.0)
Reinsurance premiums payable	(11.1)	(1.1)	—	(45.9)	—	—	(58.1)

Total liabilities	(11.1)	(1.1)	(406.0)	(81.5)	—	—	$(499.7)
Minority interest
Series A redeemable preferred shares of subsidiary	—	—	—	—	(39.0)	—	(39.0)
Shareholders’ equity:
Common shares	1,618.2	—	—	—	—	61.6	1,679.8
Treasury stock	—	—	—	—	—	(61.6)	(61.6)
Accumulated deficit	(54.8)	(154.6)	(94.0)	(17.9)	36.1	—	(285.2)

Total shareholders’ (deficit) equity	1,563.4	(154.6)	(94.0)	(17.9)	36.1	—	1,333.0

Total liabilities, minority interest and shareholders’ (deficit) equity	$1,552.3	$(155.7)	$(500.0)	$(99.4)	$(2.9)	$—	$794.3

(in millions)	Summary Statement of Operations Information As of the Closing Date
	(1)	(2)	(3)	(4)	(5)
Revenues:
Change in fair value of derivatives
Realized gains and losses and other settlements	$66.8	$65.4	$(500.0)	$—	$—
Unrealized (losses) gains	(140.0)	(177.2)	406.0	—	—

Net change in fair value of derivatives	(73.2)	(111.8)	(94.0)	—	—

Total revenues	(73.2)	(111.8)	(94.0)	—	—
Expenses:
Gain (loss) on commutation of reinsurance agreements	18.4	(42.8)	—	(17.9)	—

Total expenses	18.4	(42.8)	—	(17.9)	—

Net loss	(54.8)	(154.6)	(94.0)	(17.9)	—
Gain on redemption of Series A redeemable preferred shares of subsidiary	—	—	—	—	36.1

Net loss available to common shareholders	$(54.8)	$(154.6)	$(94.0)	$(17.9)	$36.1

(1)	Represents effect of termination, commutation or elimination of certain reinsurance agreements and other arrangements between us and XL Capital.

(2)	Represents the effect of the commutation of certain retrocession agreements in place with non-affiliates.

(3)	Represents the effect of terminating the Swaps issued to Merrill Lynch and MLI by Syncora Guarantee.

(4)	Represents the effect of commuting the Old Master Facultative Reinsurance Agreement and entering into the New Master Facultative Agreement.

(5)	Represents the effect of repurchasing the class A preferred shares of Syncora Guarantee Re.

(6)

Represents the effect of the transfer by XL Capital of its shares of Syncora Holdings to Syncora Guarantee, as well as the amount of cash restricted pursuant to the agreement to hold an aggregate amount of $820.0 million in cash plus interest and premiums for the purpose of commuting, terminating, amending, or otherwise restructuring existing agreements with Counterparties.

Continuing Risks and Uncertainties Affecting Us, Assessment of Our Ability to Continue as a Going Concern, and Description of Our On-Going Strategic Plan

Continuing Risks and Uncertainties

We continue to be exposed to certain significant risks and uncertainties that could materially adversely affect our results of operations, financial condition and liquidity, including the following:

•

Pursuant to section 6903 of the New York Insurance Law, the NYID has granted Syncora Guarantee approval, in connection with the preparation of its statutory basis financial statements as of and for the year ended December 31, 2008, to release statutory basis contingency reserves on terminated policies and policies on which Syncora Guarantee has established case basis reserves for losses and loss adjustment expenses, however, there can be no assurance that the NYID will continue to permit Syncora Guarantee to apply such accounting practices in the future. See “—Recent Developments.”

•

We continue to be materially exposed to risks associated with any continuing deterioration in the credit market sectors discussed above, as well as the spread of such deterioration to other sectors of the economy to which we have material business exposure, including commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”). The extent and duration of any continued deterioration of the credit markets is unknown, as is the effect, if any, on potential claim payments and the ultimate amount of losses we may incur on obligations we have guaranteed, and potential losses we may incur on our invested assets.

•	Establishment of case basis reserves for unpaid losses and loss adjustment expenses on our in-force insurance and reinsurance business and assessing the amount of anticipated claims and recoveries on our in-force CDS contracts requires the use and exercise of significant judgment by management, including estimates regarding the likelihood of occurrence and amount of a loss on a guaranteed obligation. Actual experience may differ from estimates and such difference may be material, due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred and, in certain cases, will occur over many years in the future. Examples of these events include changes in the level of interest rates, credit deterioration of guaranteed obligations, and changes in the value of specific assets supporting guaranteed obligations. Both qualitative and quantitative factors are used in making such estimates. Any estimate of future costs is subject to the inherent limitation on management’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and claims will vary, perhaps materially, from any estimate. The most significant assumption underlying our estimate of ultimate losses on our guarantees of ABS CDOs and first lien RMBS transactions is our assumption regarding the expected cumulative loss on mortgage loan collateral supporting such securities. The most uncertain component of that assumption is the future performance of currently performing (non-delinquent) mortgage loan collateral. If the actual rate at which currently performing loans become delinquent is materially greater than assumed, there will be a material adverse effect on our estimate of ultimate losses on the aforementioned guarantees and, accordingly, our financial position and results of operations. Our estimate of ultimate losses on our guarantees of obligations supported by home equity line of credit (“HELOC”) and closed end second (“CES”) mortgage loan collateral is largely dependent on our default rate assumption. In this regard, we assumed that the default rate will begin to improve by early 2010. If actual loan performance improves later than assumed or does not improve as much as expected, there will be a material adverse effect on our ultimate losses on our guarantees of obligations supported by HELOCs and CES mortgage loan collateral and, accordingly, our financial position and results of operations. Our default assumptions for first lien RMBS transactions is based on current delinquent loans and analysis of historical defaults for loans with similar characteristics. A loss severity is applied to the first lien RMBS defaults ranging from 41-68% to determine the expected loss on the collateral in those transactions. We use traditional default and prepayment curves to model our unpaid losses. If loss severity is higher than the rates applied, there may be a material adverse effect on our ultimate losses. See Note 16 to the Consolidated Financial Statements for further information.

•

Substantially all of Syncora Guarantee’s CDS contracts have mark-to-market termination payments following the occurrence of events that are outside Syncora Guarantee’s control, such as Syncora Guarantee being placed into receivership or rehabilitation by the NYID or the NYID taking control of Syncora Guarantee or, in limited cases, Syncora Guarantee’s insolvency. Mark-to-market termination payments for deals in which Syncora Guarantee would have to pay a termination payment are generally calculated either based on “market quotation” or “loss” (each as defined in the ISDA Master Agreement). “Market quotation” is calculated as an amount (based on quotations received from dealers in the market) that the counterparty would have to pay another party (other than monoline financial guarantee insurance companies) to have such party takeover Syncora Guarantee’s position in the CDS contract. “Loss” is an amount that a counterparty reasonably determines in good faith to be its total losses and costs in connection with the CDS contract, including any loss of bargain, cost of funding or, at the election of such counterparty, but without duplication, loss or cost incurred as a result of its terminating, liquidating, obtaining or reestablishing any hedge or related trading position. There can be no assurance that counterparties to Syncora Guarantee’s CDS contracts, including the Counterparties, will not assert that events have occurred which require Syncora Guarantee to make mark-to-market termination payments. If such events were to occur, the aggregate termination payments that may be asserted against Syncora Guarantee would significantly exceed our ability to make such payments and, accordingly, such events would have a material adverse effect on our financial position and results of operations. The fair value of our CDS contracts recorded in our financial statements at December 31, 2008 does not reflect the effect of mark-to-market termination payments.

•

Under a reinsurance agreement between Syncora Guarantee and Syncora Guarantee-UK (the “Treaty”), Syncora Guarantee has agreed to reinsure, on a quota share basis, up to 97% of the financial guarantee business written by Syncora Guarantee-UK. In the event that, among other things, either of the parties becomes insolvent or has a receiver appointed, the other party shall have the right to terminate the Treaty. In the event of such termination, Syncora Guarantee will forego the right to receive any future premiums and Syncora Guarantee-UK may also have a right to claim back all or a proportion of any premiums already paid to Syncora Guarantee under the Treaty in relation to the period after the date the Treaty is terminated. The Financial Services Authority (“FSA UK”) also, as the applicable regulator of Syncora Guarantee-UK in the United Kingdom, would have broad and extensive powers under the Financial Services and Markets Act 2000 which could be exercised in the event that either Syncora Guarantee or Syncora Guarantee-UK became insolvent or had a receiver appointed, including to vary or cancel Syncora Guarantee-UK’s permission to carry on any of its regulated activities. If any of the aforementioned events should occur, it will have a material adverse effect on Syncora Guarantee’s financial position and results of operations, as well as its ability to comply with its mimimum policyholders’s surplus requirement.

Furthermore, in 2002, Syncora Guarantee-UK agreed with the FSA UK to maintain a minimum solvency margin at the greater of (i) $12.5 million or (ii) 200% of the FSA UK’s required minimum margin of solvency. Under a Surplus Maintenance Agreement, Syncora Guarantee agreed to provide Syncora Guarantee-UK with funds sufficient to maintain compliance with this test at all times. Syncora Guarantee-UK was in breach of its capital solvency margin as required by the FSA UK under U.K. GAAP by $4.4 million as of September 30, 2008 and $0.6 million as of December 31, 2008. Syncora Guarantee contributed $4.4 million to Syncora Guarantee-UK and has requested NYID approval to contribute another $1.0 million. The NYID has verbally notified Syncora Guarantee that, until the 2009 MTA is consummated, it will not permit the $1.0 million capital injection to be made. Syncora Guarantee could be required to provide additional contributions to Syncora Guarantee-UK and these amounts could be material. The payment of such funds will be subject to NYID approval. If the NYID does not approve capital contributions to Syncora Guarantee-UK, the FSA UK may take regulatory actions that adversely affect Syncora Guarantee’s financial position and results of operations, and may impact its ability to comply with its minimum policyholders’ surplus requirement.

•

We may be unable to enter into or consummate the transactions contemplated by the 2009 MTA or close the tender offer, which would have a material adverse effect on our financial condition and results of operations. In the absence of a successful restructuring that achieves remediation of RMBS exposures and CDS exposures of the magnitude contemplated by the Letter of Intent and the tender offer, Syncora Guarantee will continue to report a policyholders’ deficit and the New York Superintendent may seek court appointment as rehabilitator or liquidator of Syncora Guarantee. Moreover, in the absence of a successful restructuring and in the exercise of its fiduciary duties, Syncora Guarantee’s Board of Directors may request the New York Superintendent to seek such court appointment. In such circumstances, it is likely that the New York Superintendent would institute such proceedings. If Syncora Guarantee should become subject to a regulatory proceeding, or, in limited cases, if Syncora Guarantee should become insolvent, the holders of certain of the CDS contracts Syncora Guarantee has insured may assert the right to terminate the contracts and assert claims against Syncora Guarantee to pay them the termination values, which under current market conditions would be in excess of Syncora Guarantee’s resources. If Syncora Guarantee were required to pay the termination values, Syncora Guarantee would not have sufficient liquidity to fund its obligations as they become due.

•

In light of Syncora Guarantee’s significant statutory policyholders’ deficit and significant anticipated near term claim payments, Syncora Guarantee’s Board of Directors is currently considering a suspension of, and may, in the exercise of its fiduciary duties, determine that it will suspend claim payments in order to preserve its assets for the benefit of all policyholders. If suspended, there can be no assurance when or if claim payments would recommence, although Syncora Guarantee’s Board of Directors could subsequently decide to recommence claim payments. Any decision to suspend claim payments could have a number of material adverse consequences, including but not limited to litigation potential loss of control rights, the potential assertion of mark-to-market termination payments by counterparties to Syncora Guarantee’s CDS contracts with respect to CDS contracts on which Syncora Guarantee fails to pay a claim, and adverse reaction from our regulators, including the NYID, FSA UK and the BMA, including, in the case of the NYID, a decision to seek to commence a rehabilitation or liquidation of Syncora Guarantee. There can be no assurance there would not be other material adverse consequences if Syncora Guarantee failed to pay claims.

•

Our expected financial condition after the consummation of the transactions contemplated by the 2009 MTA and the tender offer is based on various assumptions concerning these transactions, including accounting and tax treatment. There can be no assurance that the assumptions will not differ materially from the ultimate treatment of such transactions and any differences may be material. In addition, while the transactions contemplated by the 2009 MTA and the related agreements and the tender offer were designed to improve our financial condition, we will continue to be subject to risks and uncertainties that could materially affect our financial position. Therefore, even if the transactions contemplated by the 2009 MTA and the tender offer are consummated, we may continue to report a policyholders’ deficit or not comply with the statutory minimum policyholders’ surplus, undergo additional restructuring and, in addition, we may become insolvent in the future.

See “Risk Factors” for additional risks that could materially adversely affect our results of operations, financial condition and liquidity.

Our Ability to Continue as a Going Concern

In our opinion, the principal factors affecting our ability to continue as a going concern are (i) whether we are successful in consummating the transactions contemplated by the Letter of Intent and related transactions and the tender offer, as well as the effect on our financial condition from the consummation of such transactions, (ii) non-assertion by certain counterparties to our CDS contracts of a mark-to-market termination event, (iii) the risk of adverse loss development on our remaining in-force business after the successful consummation of the transactions contemplated by the Letter of Intent and related transactions and the tender offer that would cause Syncora Guarantee not to be in compliance with its $65 million minimum policyholders’ surplus requirement under New York Insurance Law, and (iv) the risk of intervention by the NYID as a result of the financial condition of Syncora Guarantee or the FSA UK as a result of Syncora Guarantee-UK’s financial condition.

As a result of uncertainties associated with the aforementioned factors affecting our ability to continue as a going concern, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006 are prepared assuming we continue as a going concern and do not include any adjustment that might result from our inability to continue as a going concern.

Ongoing Strategic Plan

Management is principally focused on: (i) seeking to successfully consummate the 2009 MTA and the tender offer, (ii) maintaining or enhancing our liquidity, and (iii) remediating troubled credits to minimize claim payments, maximize recoveries and mitigate ultimate expected losses. We anticipate that in connection with the 2009 MTA Syncora Guarantee will agree, except in certain limited circumstances, not recommence writing any new business.

In seeking to reduce exposure to CDS contracts and other guaranteed products and otherwise improve our financial position and liquidity, we may from time to time, directly or indirectly, seek to purchase (on the open market or otherwise) or commute our guaranteed exposures. The amount of exposure reduced and the nature of any such actions will depend on market conditions, pricing levels, our cash position, and other considerations. On March 11, 2009, the Fund commenced a tender offer to acquire the RMBS Securities. See “—Description of the Transactions Contemplated by the Letter of Intent and Related Transactions.”

Corporate Structure

The following charts illustrate our corporate structure before and after consummation of the transactions comprising the 2008 MTA, as well as after the consummation of transactions contemplated in the Letter of Intent:

Corporate Structure PRIOR to Consummation of Transactions Comprising the 2008 MTA

Corporate Structure AFTER Consummation of Transactions Comprising the 2008 MTA

Corporate Structure AFTER Consummation of Transactions Contemplated by the Letter of Intent

Ratings Downgrades and Other Actions

Prior to the first quarter of 2008, we had maintained triple-A ratings from Moody’s, Fitch, and S&P and these ratings had been fundamental to our historical business plan and business activities. However, in response to deteriorating market conditions described above, the rating agencies have updated their analyses and evaluations of the financial guarantee insurance industry including us. As a result, our IFS ratings have been substantially downgraded by the rating agencies and the rating agencies have placed our IFS ratings on creditwatch/ratings watch negative or on review for further downgrade. Consequently, we suspended writing substantially all new business in January 2008.

Most recently, on March 9, 2009, Moody’s downgraded to “Ca” from “Caa1” the IFS ratings of Syncora Guarantee and Syncora Guarantee-UK, with the ratings placed on developing outlook and, on January 29, 2009, S&P downgraded to “CC” from “B” the IFS ratings of Syncora Guarantee and Syncora Guarantee-UK, with the ratings placed on negative outlook. Effective August 27, 2008, we terminated the agreement for the provision of ratings with Fitch. Since we have suspended writing substantially all new business, we believe ratings from two agencies are sufficient. This follows numerous downgrades by each of S&P, Moody’s and Fitch since each of them first downgraded our triple-A ratings in the first quarter of 2008.

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

Recent Regulatory Developments

On the Closing Date, Syncora Holdings entered into an undertaking with the NYID pursuant to which Syncora Holdings agreed not to make any dividends or distributions to our shareholders during an eighteen month period beginning on that date without their express written consent. In addition, Syncora Guarantee entered into an undertaking with the NYID pursuant to which Syncora Guarantee agreed not to make any dividends or distributions to its shareholders without their express written consent during a two year period commencing on November 18, 2008.

Effective the Closing Date, Syncora Guarantee Re redomesticated from Bermuda to Delaware and the ownership interests of Syncora Guarantee Re owned by Syncora Holdings were contributed by Syncora Holdings to Syncora Guarantee. On September 4, 2008 Syncora Guarantee Re merged with and into Syncora Guarantee, with Syncora Guarantee surviving the merger.

As of March 30, 2009, ten states have suspended Syncora Guarantee’s license placed an order of impairment against it or Syncora Guarantee voluntarily agreed to cease writing business in such state, though we anticipate that Syncora Guarantee will be able to continue to collect premiums on existing business in such states. Additional states may suspend Syncora Guarantee’s license to write new business in the future. See “Business—Regulation—United States.” As noted above, Syncora Guarantee has in any event suspended the writing of substantially all new business as of January 2008.

On January 7, 2009, the New York Stock Exchange (“NYSE”) notified us that it filed a notification of removal from listing on Form 25 pursuant to Rule 12d2-2(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission to delist our common shares as we were no longer in compliance with two NYSE listing standards because our average global market capitalization over a consecutive 30 trading-day period was less than $75 million and, at the same time, total stockholders’ equity was less than $75 million, and the average closing price of our common shares was less than $1.00 over a consecutive 30 trading-day period. The delisting of our shares could further reduce the price of our common shares and the liquidity of the trading market for our common shares. Our common shares are currently traded over the counter and quoted on the Pink Sheets quotation service. We intend to deregister our common shares and the Syncora Holdings Series A Preference Shares. See “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Deregistration.”

Key Factors Affecting Our Results of Operations

Components of Our Revenues

We derive our revenues principally from: (i) premiums from our in-force business, (ii) net investment income and net realized gains and losses from our investment portfolio supporting such business and (iii) the change in fair value of our credit derivatives. Net premiums received or receivable on financial guarantees executed in derivative form are included in “Realized gains and losses and other settlements” in our consolidated statements of operations. As a result of adverse developments in the credit markets generally and the mortgage market specifically which have resulted in material adverse effects on our business, results of operations, and financial condition, we suspended writing substantially all new business since January of 2008. See “—Recent

Developments” and “—Continuing Risks and Uncertainties Affecting Us, Assessment of Our Ability to Continue as a Going Concern, and Description of Our On-Going Strategic Plan”.

We charged premiums either on an upfront basis when the policy was issued or the contract was executed, or on an installment basis over the life of the applicable transaction.

Premiums are accounted for as written when due; therefore, when we entered into policies that provided for upfront premium, all of the premium on the policy was accounted for as written generally when the policy commenced. The portion of the upfront premium that has been written but has not yet been earned is carried on our balance sheet as deferred premium revenue. When we entered into policies that provided for installment premium, only that installment of the premium that is then due (generally the current monthly, quarterly or semiannual installment) is accounted for as written. Future premium installments during the remainder of the life of the installment-based policy are not reflected on our financial statements. See “—Critical Accounting Policies and Estimates—Premium Revenue Recognition”. Therefore, in general, the amount of total premiums written by a financial guarantee insurance company that are reported in any period will be affected by the mix of policies that it wrote in that period on an “upfront” and, in that period and prior periods, on an “installment” basis. In addition, a financial guarantee insurance company with a growing in-force book of business should generally recognize an increasing amount of net earned premium from policies written in prior reporting periods, whether premiums are received on an upfront or installment basis. Future installments of premium on business written in a period are reported by financial guarantors as a component of adjusted gross premiums, a non-GAAP financial measure. See “—Other Measures Used by Management to Evaluate Operating Performance” for additional information. The amount of installment premiums actually realized by us in the future (and that would be otherwise reflected in revenue) could be reduced due to factors such as early termination of insurance contracts or accelerated prepayments of underlying obligations.

Our net investment income is a function of the amount of our invested assets and the yield that we earn on those assets. The investment yield will be a function of market interest rates at the time of investment, as well as the type, credit quality and duration of our invested assets. In addition, we could realize gains or losses on the sale of securities in our investment portfolio or recognize an other-than-temporary impairment as a result of changing market conditions, including changes in market interest rates, and changes in the credit quality of our invested assets. See “—Critical Accounting Policies and Estimates—Investments” and Note 7 to the Consolidated Financial Statements.

The change in fair value of our credit derivatives is primarily based on changes in credit spreads, the credit quality of the referenced securities, rates of return, our Non-Performance Risk, as defined and explained below, and various other factors. See “—Critical Accounting Policies and Estimates—Valuation of Credit Default Swaps” and “—Overview of Our Business—Other Measures Used by Management to Evaluate Results of Operations and Financial Condition.”

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

See also “—Exposure to Residential Mortgage Market” below for information in regard to our exposure to residential mortgages, Note 6 to our Consolidated Financial Statements for information in regard to how our GAAP earnings are affected by the change in the fair value of our credit derivatives and “Risk Factors—Risks Related to Our Company”.

Other Measures Used by Management to Evaluate Financial Condition

The following are certain financial measures management considers important in evaluating our financial condition:

Adusted Shareholders’ Equity

We believe that adjusted shareholders’ equity (“Adjusted Shareholders’ Equity”), a non-GAAP financial measure, is an important metric to assist investors in understanding our current financial position. Adjusted Shareholders’ Equity represents shareholders’ equity in accordance with GAAP adjusted to:

(i)	exclude the consolidated net credit derivative liability reported by us at December 31, 2008, which represents an estimate of the fair value of our guarantees issued in the form of CDS contracts, and

(ii)

include the present value of the liability at December 31, 2008 for anticipated losses expected to be incurred by us on our CDS contracts if we were to hold such CDS contracts to maturity and pay claims as they arise over the remaining life of such contracts. Our liability for losses expected to be incurred on our CDS contracts primarily relates to our in-force guarantees of ABS CDOs.

We believe that Adjusted Shareholders’ Equity is an important metric to assist investors in understanding our current financial condition because: (i) by excluding the net credit derivative liability, the metric eliminates the benefit to our shareholders’ equity embedded therein from Non-Performance Risk, as defined and explained below, as well as eliminates the effect of other assumptions made by us in estimating the fair value of our CDS contracts which are not directly observable in the marketplace, and (ii) by including our best estimate of losses we expect to incur on our CDS contracts if we were to hold such CDS contracts to maturity and pay claims as they arise over the remaining life of such contracts, the metric presents our guarantees in insurance and derivative form on a consistent basis, which results in a more meaningful measure of our intrinsic value.

Set forth in the table below is a reconciliation of shareholders’ equity reported by us at December 31, 2008 to Adjusted Shareholders’ Equity at such date. Also, the following table presents the beneficial effect on our net credit derivative liability at December 31, 2008 of our risk of non-performance (“Non-Performance Risk”). Non-Performance Risk reflects the market perception of the risk that we will not be financially able to honor our obligations as they become due. For example, when the market price of buying credit protection on us increases reflecting our deteriorating financial position, the Non-Performance Risk component of the fair value of our CDS contracts reduces our derivative liabilities and increases shareholders’ equity, whereas when the market price of buying credit protection on us decreases reflecting our improving financial position, the Non-Performance Risk component of the fair value of our CDS contracts increases our derivative liabilities and decreases shareholders’ equity. The beneficial effect on our net credit derivative liability from our Non-Performance Risk was estimated based on quoted market prices of buying credit protection on Syncora Guarantee. We believe that it is important to understand the effect of Non-Performance Risk on the fair value of our obligations under our CDS contracts when evaluating our financial position in accordance with GAAP. As can be seen from the table below, the beneficial effect on our net credit derivative liability of Non-Performance Risk resulted in an increase in our shareholders’ equity, in accordance with GAAP, of approximately $14.2 billion.

		As of December 31, 2008		As of December 31, 2007
(in millions)
Shareholders’ equity		$710.0		$427.1
Plus:
Net credit derivative liabilities
Net credit derivative liabilities before Non-Performance Risk	$14,954.4		$1,346.1
Non-Performance Risk	14,222.0		—

Net credit derivative liabilities		732.4		1,346.1
Less:
Net losses expected to be incurred on CDS contracts		3,238.4		645.1

Adjusted Shareholders’ equity		$(1,796.0)		$1,128.1

Adjusted Gross Premiums

Historically, we evaluated our periodic sales performance based on a non-GAAP measure known as adjusted gross premiums. Adjusted gross premiums for any period equals the sum of: (i) upfront premiums written in such period, (ii) current installment premiums on business written in such period and (iii) expected future installment premiums on contracts written during such period that remain in force and for which there is a binding obligation on the part of the insured to pay the future installment premiums, discounted to present value at 7%, which we refer to as the present value of future installment premiums (“PVFIP”) on business written during such period. This measure adjusted for the fact, as described above, that upfront premiums are recorded in full as total premiums written at inception of the contract but future installment premiums are not. PVFIP is not reflected in our Consolidated Financial Statements. However, because we suspended writing substantially all new business in January of 2008, we no longer use this metric.

Operating Earnings

Historically, we measured our performance by using a metric referred to as operating earnings, a non-GAAP financial measure. Operating earnings represents net income, in accordance with GAAP, adjusted to exclude: (i) net realized gains (losses) on investments, (ii) net unrealized gains (losses) on credit derivatives, other than those losses caused by credit impairment, and (iii) earned premiums from refundings (see “—Critical Accounting Policies—Premium Revenue Recognition”). However, as a result of our current financial condition, we no longer believe this metric is relevant to the evaluation of our performance.

Exposure to Residential Mortgage Market

We are exposed to residential mortgages directly, through our insurance guarantees of RMBS and indirectly, through our guarantees of ABS CDOs, which were primarily issued in the form of CDS contracts.

As of December 31, 2008, our total net direct exposure to RMBS aggregated approximately $8.7 billion, representing approximately 6.5% of our total in-force guaranteed net par outstanding at such date. The RMBS exposure consisted of various collateral types as set forth in the table below. The tables below also set forth our internal ratings, as well as the ratings of the rating agencies of the insured transactions at December 31, 2008. During the year ended December 31, 2008, we recorded an additional provision for losses and loss adjustment expenses after giving effect to reinsurance of approximately $1,789.8 million, on a present value basis, primarily to reflect adverse development on certain of such obligations. During the year ended December 31, 2007, we recorded a provision for losses and loss adjustment expenses after giving effect to reinsurance of $37.2 million on certain of such obligations. See Note 16 (a) to the Consolidated Financial Statements for detailed information regarding the basis of our estimates of losses and loss adjustment expenses with respect to the aforementioned exposures, as well as “—Critical Accounting Policies and Estimates—Reserves for Losses and Loss Adjustment Expenses”.

As of December 31, 2008, we had 14 high-grade and 3 mezzanine ABS CDO guaranteed transactions in-force, with total net par outstanding of $14.2 billion. All of our indirect exposure to residential mortgages arises from CDOs in which our guarantees pertain to securities initially benefiting from higher than the minimum amount of subordination required under rating agency criteria in effect at the time of issue for a rating of “AAA,” based on S&P ratings. However, as a result of the actual levels of delinquencies, defaults and foreclosures on subprime mortgages substantially exceeding forecast levels, we now anticipate losses from these policies. As of December 31, 2008, our indirect subprime net exposure was approximately $4.4 billion based on the RMBS holdings within the ABS CDO collateral pools. In addition, the collateral pools of most of our ABS CDO transactions contain securities issued by other ABS CDOs. The indirect net exposure to other ABS CDOs was approximately $1.7 billion as of December 31, 2008 and a significant portion of the underlying collateral supporting these transactions consists of subprime RMBS. As our guarantees of ABS CDOs were issued in the form of CDS contracts, under GAAP, they are reported at fair value. At December 31, 2008 and 2007, we carried derivative liabilities relating to all of our CDS contracts of $787.2 million and $1,700.7 million, respectively, ($14,954.4 million and $1,700.7 million, respectively, before giving effect to Non- Performance Risk), of which $68.6 million and $1,511.7 million, respectively, ($11,209.3 million and $1,511.7 million, respectively, before giving effect to Non-Performance Risk), related to ABS CDOs. Non-Performance Risk is reflected in the fair value of our CDS contracts effective with the adoption of FASB No. 157, “Fair Value Measurements”, on January 1, 2008. Prior thereto, Non-Performance Risk was not reflected in the fair value of our CDS contracts. See “—Other Measures Used by Management to Evaluate Results of Operations and Financial Condition” and “Critical Accounting Policies and Estimates—Valuation of Credit Default Swaps” for a discussion of Non-Performance Risk. However, at December 31, 2008 and 2007, management’s best estimate of anticipated claims and recoveries on such CDS contracts, net of any recoveries anticipated from purchased credit derivatives, was $3,238.4 million and $645.1 million, respectively (see “—Anticipated Claims Payable and Anticipated Recoveries On CDS Contracts” below for detailed information regarding the basis of the estimate of such claims payments and recoveries and the sensitivity of assumptions underlying such estimate).

Set forth below is certain additional information in regard to our exposure to RMBS and CDOs:

Exposure to RMBS

The following table presents the net par outstanding for our insured RMBS portfolio by type of collateral as of December 31, 2008:

(in millions)	Net Par Outstanding as of December 31, 2008	% of total
Alt-A (1st lien)(1)	$2,977.4	34.1%
HELOC (Prime)(2)	2,757.1	31.6
Prime and Alt-A (2nd lien)(3)	1,251.7	14.4
Subprime (1st lien)(4)	1,046.6	12.0
Subprime (2nd lien)(5)	575.9	6.6
Prime (1st lien) & other(6)	114.7	1.3

Total	$8,723.4	100.0%

(1)	An “Alt-A” loan means a loan which is ineligible for purchase by Fannie Mae or Freddie Mac.

(2)	HELOC is an adjustable rate line of credit secured by a second lien on residential properties.

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

The following table presents the net par outstanding and net case basis reserves for unpaid losses for our insured RMBS portfolio by year of origination (year the guarantee was underwritten and issued) as of December 31, 2008:

(in billions)	2007	2006	2005	2004	Total
Subprime	$0.7	$—	$0.2	$0.2	$1.1
Prime/Alt-A	1.9	0.8	0.2	0.1	3.0

Total	$2.6	$0.8	$0.4	$0.3	$4.1

(in millions)
Net case basis reserves for unpaid losses(1)	$434.7	$977.2	$124.1	$14.0	$1,550.0

(1)	Excludes unpaid loss adjustment expenses.

The following tables show the current internal and rating agency ratings on all of our direct RMBS exposure by deal, grouped by collateral type. The internal ratings are based on reviews during the fourth quarter of 2008. Rating agencies’ ratings represent their most recent published ratings.

(in millions)
HELOC Prime

	Vintage	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating	Actual Cumulative Losses Through December 31, 2008	Subordination (Total Credit Enhancement)	60+ Days Delinquent(2)	Net Par Outstanding as of December 31, 2008
1	2004	c	BBB	Caa1	NR	1.9%	7.0%	9.1%	$127.1
2	2004	c	BBB	Caa1	NR	2.5%	4.8%	9.5%	215.8
3	2006	d	B	Caa1	NR	6.2%	—	13.5%	737.4
4	2005	d	BBB-	A3	NR	10.3%	0.6%	14.5%	309.1
5	2006	d	B	Caa1	NR	19.9%	—	15.6%	625.1
6	2007	d	B	Caa1	NR	27.3%	—	15.3%	376.2
7	2006	d	B	Caa1	NR	16.8%	—	13.0%	277.9
8	2006	c	B	Caa1	NR	15.1%	—	12.8%	88.5

Total									$2,757.1

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

(2)	Includes loans in process of foreclosure, loans where the mortgagee has filed for bankruptcy, and real estate owned.

Alt-A (1st Lien)

	Vintage	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating	Actual Cumulative Losses Through December 31, 2008	Subordination (Total Credit Enhancement)	60+ Days Delinquent(2)	Net Par Outstanding as of December 31, 2008
1	2005	aaa	AAA	Aaa	AAA	0.3%	4.8%	6.1%	$15.0
2	2006	c	B	Ba2	NR	3.3%	6.9%	38.0%	100.7
3	2005	c	AAA	Aaa	NR	0.7%	20.7%	23.1%	119.1
4	2007	bbb-	AAA	Aaa	NR	3.0%	21.6%	32.0%	524.6
5	2007	aaa	AAA	Aaa	NR	3.1%	11.8%	24.2%	455.7
6	2006	c	BB	Aaa	NR	0.9%	11.8%	35.2%	84.6
7	2005	c	AAA	A1	NR	14.6%	20.2%	32.2%	15.4
8	2006	c	AAA	Aaa	NR	0.6%	12.6%	24.5%	55.2
9	2005	aaa	AAA	Aaa	NR	1.2%	38.5%	12.5%	53.8
10	2005	c	AAA	Aa2	NR	11.7%	22.9%	29.6%	34.7
11	2006	c	B	Baa2	NR	2.0%	13.5%	34.7%	210.7
12	2006	c	AAA	Baa2	NR	1.7%	10.2%	42.3%	40.8
13	2006	c	B	B3	NR	1.5%	9.5%	34.8%	75.9
14	2007	bbb-	AAA	Aaa	AAA	2.4%	22.1%	24.3%	446.4
15	2006	c	B	Ba1	NR	2.0%	12.1%	37.7%	176.0
16	2007	c	B	Caa1	NR	4.3%	10.7%	38.9%	79.2
17	2007	c	CCC	Caa1	NR	6.0%	9.1%	39.4%	18.7
18	2007	c	NR	B3	AAA	3.5%	6.6%	21.9%	29.9
19	2007	c	NR	Caa3	BB	—	6.3%	40.5%	29.2
20	2007	c	NR	Caa3	BB	10.6%	12.7%	53.9%	58.2
21	2006	c	B	Ba1	NR	2.2%	10.0%	34.0%	96.2
22	2007	c	A	Baa3	NR	4.6%	19.8%	23.8%	22.0
23	2007	c	B	B3	AAA	—	6.7%	35.3%	30.8
24	2004	aaa	AAA	Aaa	NR	1.8%	59.7%	10.3%	0.3
25	2007	bbb-	AAA	Aaa	NR	4.9%	11.4%	18.0%	204.3

Total									$2,977.4

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

(2)	Includes loans in process of foreclosure, loans where the mortgagee has filed for bankruptcy, and real estate owned.

Prime, Subprime and Alt-A (2nd lien)

	Vintage	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating	Actual Cumulative Losses Through December 31, 2008	Subordination (Total Credit Enhancement)	60+ Days Delinquent(2)	Net Par Outstanding as of December 31, 2008
1	2007	c	B	B1	NR	36.1%	4.6%	27.1%	$129.0
2	2007	d	B	Caa1	NR	32.7%	17.1%	18.4%	214.4
3	2007	d	B	Caa1	NR	28.9%	—	16.2%	203.5
4	2006	c	B	Caa1	NR	2.1%	1.8%	12.8%	704.8
5	2007	bbb-	B	Baa3	NR	21.1%	31.1%	9.4%	277.2
6	2007	c	B	Caa1	NR	24.5%	3.3%	21.2%	190.7
7	2007	bbb-	B	B3	NR	14.9%	38.9%	10.9%	108.0

Total									$1,827.6

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

(2)	Includes loans in process of foreclosure, loans where the mortgagee has filed for bankruptcy, and real estate owned.

Subprime (1st Lien)

	Vintage	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating	Actual Cumulative Losses Through December 31, 2008	Subordination (Total Credit Enhancement)	60+ Days Delinquent(2)	Net Par Outstanding as of December 31, 2008
1	2004	a-	NR	WD	A	2.8%	39.8%	25.0%	$72.3
2	2004	a-	AA-	A2	AA	2.5%	22.3%	18.0%	36.1
3	2005	aa+	A	NR	AA	5.7%	29.6%	38.3%	208.2
4	2004	aaa	AAA	Aaa	AAA	2.9%	243.7%	11.5%	7.1
5	2005	aaa	AAA	Aaa	NR	3.5%	55.5%	39.5%	5.9
6	2004	aaa	AAA	Aaa	NR	2.4%	100.8%	45.4%	3.1
7	2007	bbb-	B	Caa1	NR	4.3%	18.0%	35.0%	58.0
8	2007	bbb-	B-	B2	NR	3.8%	21.7%	34.8%	77.2
9	1999	c	D	Caa1	NR	13.6%	0.2%	32.7%	0.2
10	2007	bbb-	A	B3	NR	6.4%	14.7%	26.9%	520.8
11	2004	aaa	AAA	Aaa	AAA	3.6%	83.1%	36.0%	36.4
12	2005	aaa	AAA	Aaa	NR	8.2%	60.1%	58.8%	21.3

Total									$1,046.6

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

(2)	Includes loans in process of foreclosure, loans where the mortgagee has filed for bankruptcy, and real estate owned.

Prime (1st Lien) and other

	Vintage	Internal Credit Rating(1)	S&P Rating	Moody’s Rating	Fitch Rating	Actual Cumulative Losses Through December 31, 2008	Subordination (Total Credit Enhancement)	60+ Days Delinquent(2)	Net Par Outstanding as of December 31, 2008
1	2004	aaa	AAA	Aaa	NR	0.1%	21.5%	6.7%	$8.1
2	2004	aaa	NR	Aaa	AAA	—	3.6%	1.9%	24.5
3	2004	aa	NA	NA	NA	—	—	—	1.5
4	2004	aaa	AAA	NR	AAA	—	4.4%	0.6%	14.7
5	2007	bbb	BBB	Baa2	BBB	—	0.2%	0.0%	65.9

Total									$114.7

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

(2)	Includes loans in process of foreclosure, loans where the mortgagee has filed for bankruptcy, and real estate owned

Exposure to CDOs

The following table presents the net notional exposure of our guaranteed CDOs by rating as of December 31, 2008:

(in billions)	Net Par Outstanding as of December 31, 2008	% of Total
AAA(1)(2)	$27.9	65.3%
AA(1)	2.5	5.9
A(1)	0.3	0.7
BBB and lower	12.0	28.1

Total	$42.7	100.0%

(1)	Based on S&P ratings if available and internal ratings if no S&P rating is available.

(2)	Also includes exposure considered to be “super senior” where the underlying credit support exceeds the “AAA” guidelines set by S&P.

The following table presents the net notional exposure of our guaranteed CDOs by type of referenced asset as of December 31, 2008:

(in billions)	Net Par Outstanding as of December 31, 2008	% of Total	# of Transactions
ABS CDO(1)(2)(6)(7)	$14.2	33.3%	17
CLO(1)(3)	14.0	32.8	61
Investment-grade corporate CDO(1)(4)	5.8	13.6	22
CDO of CDO(1)(5)	1.4	3.3	9
CMBS(1)	5.0	11.7	8
Other	2.3	5.3	16

Total	$42.7	100.0%	133

(1)	A CDO is an investment or a security that is collateralized by, or synthetically references, a pool of debt obligations such as corporate loans, bonds and ABS.

(2)	An ABS CDO is a CDO that is collateralized by, or synthetically references, a pool of asset-backed securities, though mostly RMBS.

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

(5)	A CDO of CDOs, or CDO squared, is a CDO that is collateralized by, or synthetically references, a pool of other CDO securities.

(6)	Represents ABS CDOs with greater than 50% RMBS collateral.

(7)

Includes $13.9 billion secured primarily by “AAA”, “AA”, and “A” rated RMBS collateral at inception and $0.3 billion secured primarily by “BBB” rated RMBS collateral at inception. Ratings represent the lower of ratings by S&P or Moody’s.

The following table presents the net notional exposure of our ABS CDO(1) portfolio by vintage (year the CDO was issued) as of December 31, 2008:

(in billions)	2007	2006	2005	2004	2003	2002	Total
High Grade(2)	$5.5	$6.7	$0.9	$0.8	$—	$—	$13.9
Mezzanine(3)	—	—	—	0.1	0.1	0.1	0.3

Total	$5.5	$6.7	$0.9	$0.9	$0.1	$0.1	$14.2

(1)	Represents ABS CDOs with greater than 50% RMBS collateral.

(2)	ABS CDOs secured primarily by “AAA,” “AA,” and “A” rated RMBS collateral at inception.

(3)	ABS CDOs secured primarily by “BBB” rated RMBS collateral at inception.

The following table presents the net notional exposure of our ABS CDO portfolio by referenced asset type as of December 31, 2008:

(in billions)	Net Notional Outstanding as of December 31, 2008	% of Total
Prime & Midprime RMBS(1)	$5.7	40.1%
Subprime RMBS(2)	4.4	31.0
CDO(3)	2.4	16.9
CMBS	1.3	9.2
Other ABS(4)	0.4	2.8

Total	$14.2	100.0%

(1)

Prime RMBS includes securities with a weighted average Fair Isaac’s Credit Organization (“FICO”) score at or above 700 per third party data sources. Midprime RMBS includes securities with a weighted average FICO score below 700 but above 640 per third party data sources.

(2)	Subprime RMBS includes securities with a weighted average FICO score of 640 or below per third party data sources.

(3)	CDO includes ABS CDOs, CLOs, commercial real estate/CMBS CDOs, trust preferred securities CDOs, emerging markets CDOs and other CDOs.

(4)	Other ABS includes credit card, student loan, small business loan and other non-mortgage securitizations.

The following table presents the net notional exposure of the referenced assets underlying our ABS CDO portfolio by rating as of December 31, 2008:

(in billions)	Net Notional Outstanding as of December 31, 2008	% of Total
Ratings(1)
AAA	$1.9	13.4%
AA	2.3	16.2
A	1.1	7.7
BBB & lower	8.9	62.7

Total	$14.2	100.0%

(1)	Ratings represent the lower of ratings by S&P or Moody’s as of February 2, 2009.

The following table presents ratings information for each of our 17 guaranteed ABS CDOs as of December 31, 2008:

(in millions)			Net Par Outstanding as of December 31, 2008	Notes Wrapped	Original Subord- ination	Current Subord- ination(1)	Event of Default Declared(2)	S&P(3)		Moody’s(3)		Internal Rating(3)		Net Derivative Liability (Asset) at December 31, 2008
Deal #	Vintage	Deal Type						Original Rating	Current Rating	Original Rating	Current Rating	Original Rating	Current Rating

High Grade ABS CDOs CRMBS > 50%
1	2004	CDO of High Grade ABS	$808.6	A1A, A1B	11.0%	11.8%	no	AAA	AA-/*-	Aaa	Ba3/*-	aaa	BIG	$6.6
2	2005	CDO of High Grade ABS	232.3	B	4.1%	20.9%	no	AAA	AAA	—	—	aaa	bbb	0.9
3	2005	CDO of High Grade ABS	656.2	A1M, A1Q	19.2%	13.9%	yes	AAA	BB/*-	Aaa	Caa3	aaa	BIG	6.1
4	2006	CDO of High Grade ABS	1,311.4	A1	11.8%	6.1%	yes	AAA	B-/*-	Aaa	Ca	aaa	BIG	9.3
5	2006	CDO of High Grade ABS	972.2	—	11.5%	6.8%	no	AAA	BB+/*-, CCC-/*-	Aaa	Caa3/Ca	aaa	BIG/bbb	8.0
6	2006	CDO of High Grade ABS	1,318.4	A1M, A1Q	11.1%	7.5%	yes	AAA	CCC/*-	Aaa	Caa3 /*-	aaa	BIG	6.6
7	2006	CDO of High Grade ABS	1,191.5	A1A, A1B	5.8%	-0.2%	yes	AAA	BB+/*-, B-/*-	Aaa	Caa1/*-, Caa3/*-	aaa	BIG	(2.1)
8	2006	CDO of High Grade ABS	1,026.4	A1	13.9%	14.3%	no	AAA	BB/*-	Aaa	Caa1/*-	aaa	BIG	5.4
9	2006	CDO of High Grade ABS	952.1	A1A-D	6.0%	1.5%	yes	A-1+/ AAA	CCC+/*-	P-1/Aaa	Ca	aaa	BIG	(2.5)
10	2007	CDO of High Grade ABS	1,261.2	—	14.0%	5.8%	no	AAA	AA/*-, CC	Aaa	B2/*-, Caa3/*-	aaa	BIG	8.3
11	2007	CDO of High Grade ABS	1,795.2	A1B	9.8%	6.9%	yes	A-1+	CCC /*-	P-1	Ca	aaa	BIG	8.4
12	2007	CDO of High Grade ABS	823.6	A1LA	17.0%	10.9%	yes	AAA	CC	Aaa	Caa1/*-	aaa	BIG	(4.0)
13	2007	CDO of High Grade ABS	832.0	A1	15.0%	14.5%	yes	AAA	CCC-/*-	Aaa	Ca	aaa	BIG	12.8
14	2007	CDO of High Grade ABS	777.4	A1S	20.0%	21.0%	yes	AAA	BB+/*-	Aaa	Ba2/*-	aaa	BIG	4.6

		Subtotal High Grade ABS CDOs	13,958.5											68.4

Mezzanine ABS CDOs (RMBS > 50%)
15	2002	CDO of Mezz ABS	83.8	A1	25.0%	30.1%	no	AAA	AA-/*-	Aaa	Caa3	aaa	BIG	—
16	2003	CDO of Mezz ABS(4)	76.6	A1	20.1%	27.0%	no	AAA	B/*	Aaa	Ba3/*-	aaa	BIG	0.1
17	2004	CDO of Mezz ABS	81.9	A1	30.0%	37.7%	no	AAA	AAA	Aaa	Baa2	aaa	bbb	0.1

		Subtotal Mezzanine ABS CDOs	242.3											0.2

Total			$14,200.8											$68.6

(1)	Subordination is calculated based on the par value of the CDO’s assets including cash in the principal account per December 2008 reported data.

(2)	Event of Default determination current as of February 28, 2009.

(3)

S&P and Moody’s and the Company’s internal ratings current as of March 20, 2009. “/*-” indicates rating is on review for downgrade. “/*” indicates rating on watch developing. Internal ratings as of December 31, 2008.

(4)	Transaction is preinsured by another monoline financial guarantee insurance company.

Note: The Company has additional exposure to three pre-2003 vintage mezzanine ABS CDOs with collateral pools consisting of less than 50% RMBS. The aggregate net par insured for these deals totaled $48.7 million as of December 31, 2008.

The following table presents our CDO squared exposure as of December 31, 2008:

(in millions)			Current Subord- ination(1)	Ratings (Moody’s/ S&P)(2)	Internal Rating(3)	% CDO Collateral	% ABS Collateral	% Corp. Collateral	CDO Collateral Composition as a % of the Deal								Net Derivative Liability at December 31, 2008
Deal #	Vintage	Net Notional Out- standing							High Grade ABS CDO	Mezz ABS CDO	CLO	CBO	CDO of CDO	EM CDO	Trups	CRE CDO

1	2006	$141.0	45.1%	(4)	bbb-	100.0%	—	—	5.0%	3.5%	91.6%	—	—	—	—	—	$3.3
2	2005	134.3	38.3%	Ba1/*- AAA	bbb-	96.4%	3.6%	—	5.6%	2.6%	76.4%	2.3%	2.9%	4.1%	—	2.4%	3.2
3	2005	444.5	38.3%	Ba1/ AAA	BIG	80.6%	19.4%	—	4.2%	25.0%	31.9%	6.9%	2.8%	—	8.3%	1.4%	19.3
4	2005	151.9	41.3%	Ba1/*-/ BBB-/*-	BIG	100.0%	—	—	25.5%	13.0%	41.3%	3.9%	5.0%	5.4%	6.0%	—	0.2
Total(5)		$1,431.5	31.9%	Weighted Averages		93.3%	6.7%	0.1%	5.0%	10.0%	63.8%	7.7%	1.7%	1.2%	3.2%	0.7%	$27.8

(1)	Subordination is calculated based on the par value of the CDO’s assets including cash in the principal account per December 2008 reported data.

(2)	Moody’s and S&P ratings as of March 20, 2009. The symbol “/*-” indicates rating is on review for downgrade.

(3)	Internal ratings as of December 31, 2008.

(4)	Ratings not shown due to confidentiality provisions.

(5)	In addition to the CDO squared exposures listed above, the Company has CDO squared exposure written in financial guarantee form with net par outstanding as of December 31, 2008 of $559.8 million.

Anticipated Claims Payable and Anticipated Recoveries On CDS Contracts

At December 31, 2008 and 2007, management estimated that we would incur anticipated claims and recoveries resulting in losses on our in-force CDS contracts, after giving effect to reinsurance, of $3,238.4 million and $645.1 million, respectively ($3,238.4 million and $829.8 million, respectively, before giving effect to reinsurance). Such losses primarily relate to our guarantees of ABS CDOs and represent: (i) the net present value of claims expected to be paid subsequent to the measurement date, less (ii) the net present value of expected recoveries subsequent to the measurement date, and the net present value of installment premiums due from the counterparties to such guarantees subsequent to the measurement date. The amount of expected claims and recoveries is based on assumptions and estimates extending over many years into the future. Such estimates are subject to the inherent limitation on our ability to predict the aggregate course of future events. It should, therefore, be expected that the actual emergence of claims and recoveries will vary, perhaps materially, from any estimate. As of December 31, 2008, no claim notices have been received with respect to these transactions. However, subsequent thereto through March 27, 2009, we have received claim notices under two CDS contracts guaranteeing ABS CDOs which aggregated approximately $5.7 million, of which $0.5 million has been paid to date. In addition, the Company commuted certain of its guarantees of ABS CDOs with Merrill Lynch and its affiliates during 2008 for a payment of $500 million (see “—Overview of Our Business—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information”). Management continues to monitor our ABS CDO exposure and will revise its estimates if necessary, as new information becomes available.

Expected claims and recoveries on our ABS CDO portfolio were estimated based on detailed cash flow modeling of expected quarterly cash flows for loans that are referenced in our ABS CDOs. ABS CDOs that we guarantee are highly complex structured transactions, the performance of which depends on a wide variety of factors outside of our control. Our estimate of claims and recoveries on these transactions was based on financial models, generated internally, to estimate future credit performance of the underlying assets, and to evaluate structures, rights and our potential obligations over time. The modeling of ABS CDOs requires analysis of both direct RMBS, as well as CDO collateral within the ABS CDOs, known as “inner securitizations,” and we do not consistently have access to all the detailed information necessary to project every component of each inner securitization. Therefore, in some cases we put greater reliance on the third party data sources and analytics which we are not able to independently verify. In addition, many of these financial models include, and rely on, a number of assumptions, many of which are difficult to estimate and are subject to change, and even small alterations in the underlying assumptions of the model can have a significant effect on its results. Moreover, the performance of the securities we guarantee depends on a wide variety of factors which are outside our control, including the liquidity and performance of the collateral underlying such securities, the correlation of assets within collateral pools, the performance or non-performance of other transaction participants (including third-party servicers) and the exercise of control or other rights held by other transaction participants.

To develop the cash flow model for each guaranteed CDO, we begin by determining the expected cash flows for each security owned by the CDO. For each direct holding of an RMBS security (based on the CUSIP number obtained from the latest trustee report) we determined a cumulative loss projection based on characteristics of the mortgage loans in the collateral pool. We obtained information on the pool’s loan performance from “LPS”, a loan information database developed by LoanPerformance, a third party vendor. Projected future performance of each loan in the pool was determined by its characteristics as matched up against the performance of similar loans in the LPS historical database.

The key assumptions in our modeling of direct RMBS holdings within ABS CDOs include:

•	The projected default rate for currently performing loans which were based on the loan’s characteristics at origination including:

—	Combined loan to value

—	FICO credit scoring model

—	Debt to income

—	Loan risk factors (option adjustable rate mortgages, negative amortization, investor property, second home, and second lien)

—	Level of borrower documentation (low documentation, stated documentation, or no documentation)

•	The roll rate projections of defaults for loans that are currently delinquent in the pool

•	The loss severity upon default for each loan

As of December 31, 2008, our forecast of average cumulative losses for 2006 and 2007 subprime RMBS was 25.6% (with a range from 10% to 44%) and 28.8% (with a range from 12% to 44%), respectively.

Segments

Prior to the 2008 MTA, including the merger of Syncora Guarantee Re with and into Syncora Guarantee (see “—Overview of Our Business—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information”), the Company’s business activities were organized and managed in two operating segments: financial guarantee insurance and financial guarantee reinsurance. Following the 2008 MTA and the merger, the Company’s business is managed as one operating segment.

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

Reserves for Losses and Loss Adjustment Expenses

Our financial guarantees insure scheduled payments of principal and interest due on various types of financial obligations against payment default by the issuers of such obligations. We establish reserves for unpaid losses and loss adjustment expenses on such business based on our best estimate of the ultimate expected incurred losses. Our estimated ultimate expected incurred losses are comprised of: (i) case basis reserves, (ii) unallocated reserves, and (iii) cumulative paid losses to date. Establishment of such reserves requires the use and exercise of significant judgment by management, including estimates regarding the occurrence and amount of a loss on an insured obligation. Actual experience may differ from estimates and such difference may be material, due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred. Examples of these events include changes in the level of interest rates, credit deterioration of insured obligations, and changes in the value of specific assets supporting insured obligations. Both qualitative and quantitative factors are used in establishing such reserves. In determining the reserves, management considers all factors in the aggregate, and does not attribute the reserve provisions or any portion thereof to any specific factor. Any estimate of future loss is subject to the inherent limitation on our ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and loss adjustment expenses will vary, perhaps materially, from any estimate.

The following tables summarize our gross reserves (before the effect of reinsurance ceded) for losses and loss adjustment expenses by type of reserve as of December 31, 2008 and 2007. For a detailed discussion of our reserves for unpaid losses and loss adjustment expenses, at December 31, 2008 and 2007 see Note 16 to the Consolidated Financial Statements.

(in millions)	As of December 31, 2008
Gross case basis reserve for losses(1)	$1,605.3
Gross case basis reserve for loss adjustment expenses	9.3
Gross unallocated reserves	71.6

Total	$1,686.2

(1)

Amount is net of $22.0 million, representing the net present value of future installment premiums at December 31, 2008 with regard to certain of our guarantees on which case reserves are recorded at December 31, 2008.

(in millions)	As of December 31, 2007
Gross case basis reserve for losses(1)	$309.0
Gross case basis reserve for loss adjustment expenses	2.8
Gross unallocated reserves	90.7

Total	$402.5

(1)

Amount is net of $8.6 million, representing the net present value of future installment premiums at December 31, 2007 with regard to certain of our guarantees on which case reserves are recorded at December 31, 2007.

Case basis reserves on insured business are established by us with respect to a specific policy or contract upon receipt of a claim notice or when management determines that (i) a claim is probable in the future based on specific credit events that have occurred and (ii) the amount of the ultimate loss that we will incur can be reasonably estimated. As specific case basis reserves are established we consider whether any changes are required to the assumptions underlying the calculation of unallocated reserves (which are discussed below) as a result of such activity. The amount of the case basis reserve is based on the net present value of the expected ultimate loss and loss adjustment expense payments that we expect to make, net of expected recoveries under salvage and subrogation rights. Case basis reserves are generally determined using cash flow models to estimate the net present value of the anticipated shortfall between (i) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (ii) anticipated cash flow from the collateral supporting the obligation and other anticipated recoveries. A number of quantitative and qualitative factors are considered when determining or assessing the need for a case basis reserve. These factors may include the creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured, the projected cash flow or market value of the assets that collateralize or secure the insured obligation, and the historical and projected loss rates on such assets. Other factors that may affect the actual ultimate loss include the state of the economy, changes in interest rates, rates of inflation and the salvage values of specific collateral. Such factors and our assessment thereof will be subject to the specific facts and circumstances associated with the specific insured transaction being considered for case reserve establishment. Case basis reserves are generally discounted at a rate reflecting the return on our investment portfolio during the period the case basis reserve is established. We believe this rate of return is an appropriate rate to discount our reserves because it reflects the rate of return on the assets supporting such business. When a case basis reserve is established for a guaranteed obligation whose premium is paid on an upfront basis, we continue to record premium earnings on such policy over its remaining life, unless we have recorded a full limit loss with respect to such policy, in which case the remaining deferred premium revenue relating thereto is immediately reflected in earnings. When a case basis reserve is established for a guaranteed obligation whose premium is paid on an installment basis, those premiums, if expected to be received prospectively, are considered a form of recovery.

Case basis reserves on financial guarantee reinsurance assumed are generally established by us upon quarterly current notifications from ceding companies. There historically has been no time lag between the time we record an assumed case basis reserve and the time our ceding companies record such reserves. For each notification of a ceded case basis reserve from our ceding companies, we conduct an examination of the basis of the ceding company’s reserve to ensure that we concur with the ceding company’s evaluation and conclusions. In certain instances, we may develop our own estimates of losses on assumed business. Except as discussed below, in all instances to date where we have assumed case basis reserves, we have concurred with the ceding companies’ evaluation and conclusions with respect to such reserves and, accordingly, there has been no difference between the amount of case basis reserves reported to us by our ceding companies and the amount we have recorded in our financial statements. During the year ended December 31, 2008, based on our own internal analysis, we recorded a provision for losses and loss adjustment expenses of $8.6 million relating to a reinsured guarantee covering a global infrastructure financing (see Note 16(d) to the Consolidated Financial Statements) and, in March 2009 we were advised by the ceding company that our share of the estimated reserve they had established was approximately $18.0 million. To date, we have not completed our assessment of the ceding company’s estimated reserve and, therefore, have not adjusted our provision to reflect the ceding company’s estimate.

In assessing whether a loss is probable, management considers all available qualitative and quantitative evidence. Qualitative evidence may take various forms and the nature of such evidence will depend upon the type of insured obligation and the nature and sources of cash flows to fund the insured obligation’s debt service. For example, such evidence with respect to an insured special revenue obligation, such as an obligation supported by cash flows from a toll road, would consider traffic statistics such as highway volume and related demographic information, whereas an insured mortgage-backed securitization would consider the quality of the mortgage loans supporting the insured obligation including delinquency, default and foreclosure rates, loan to value statistics, market valuation of the mortgaged properties and other pertinent information. In addition, management will make qualitative judgments with respect to the amount by which certain other structural protections built into the transaction are expected to limit our loss exposure. Examples of such structural protections may include: (i) rate covenants, which generally stipulate that issuers (i.e. public finance issuers) set rates for services at certain pre-determined levels (i.e. water and sewer rates which support debt obligations supported by such revenues), (ii) springing liens, which generally require the issuer to provide additional collateral upon the breach of a covenant or trigger incorporated into the terms of the transaction, (iii) consultant call-in rights, which provide, under certain circumstances, for a consultant to be engaged to make certain binding recommendations, such as raising rates or reducing expenses, (iv) the ability to transfer servicing of collateral assets to another party, and (v) other legal rights and remedies pursuant to representations and warranties made by the issuer and written into the terms of such transactions. Quantitative information may take the form of cash flow projections of the assets supporting the insured debt obligation (which may include, in addition to collateral assets supporting the obligation, structural protections subordinate to the attachment point of our risk, such as cash reserve accounts and letters of credit), as well as (to the extent applicable) other metrics indicative of the performance of such assets and the trends therein. See “—Overview of Our Business—Continuing Risks and Uncertainties Affecting Us, Assessment of Our Ability to Continue as a Going Concern and Description of Our On-Going Strategic Plan—Continuing Risks and Uncertainties.” Management’s ability to make a reasonable estimate of its expected loss depends upon its evaluation of the totality of both the available quantitative and qualitative evidence, and no one quantitative or qualitative factor is dispositive.

In addition to case basis reserves, we maintain an unallocated loss reserve for expected losses inherent in our in-force business (consisting of both financial guarantee insurance and reinsurance business) that we expect to emerge in the future. Our unallocated loss reserves represent our estimated ultimate liability from claims expected to be incurred in the future under our in-force insured and reinsured policies less outstanding case basis reserves and cumulative paid claims to date on such policies. Our unallocated reserves are estimated by management based upon an actuarial reserving analysis. The actuarial methodology applied by us is in accordance with Actuarial Standards of Practice No. 36, Determination of Reasonable Provision. The methodology applied is based on the selection of an expected ultimate loss ratio (“UELR”), as well as an expected loss emergence pattern (i.e., the expected pattern of the expiration of risk on insured and reinsured in-force policies). Salvage and subrogation recoveries are implicit in our selected UELR as such ratio is derived from industry loss experience, which is net of salvage and subrogation recoveries (i.e., from the liquidation of supporting or pledged collateral assets). The implicit inclusion of salvage and subrogation recoveries in our selected UELR is consistent with management’s explicit consideration of collateral support in the establishment of its case basis reserves. In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 163 (“SFAS 163”), Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Upon adoption of SFAS 163, we will no longer be able to record unallocated reserves and will be required to de-recognize our existing unallocated reserves. See “Recent Accounting Pronouncements—Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts—An interpretation of FASB Statement No. 60.”

We update our estimates of losses and loss adjustment expense reserves quarterly and any resulting changes in reserves are recorded as a charge or credit to earnings in the period such estimates are changed. In connection therewith, our unallocated reserves are adjusted each period to reflect (i) revisions to management’s estimated UELR, if any, and (ii) the underlying par risk amortization of the related insured and reinsured in-force business (i.e., loss emergence pattern). As stated above, our estimated ultimate expected incurred losses are comprised of: (i) case basis reserves, (ii) unallocated reserves, and (iii) cumulative paid losses to date. As management establishes case basis reserves and pays claims it may, based on its judgment, reduce or increase the UELR used to determine unallocated reserves to reflect its best estimate of our expected ultimate loss experience. In addition, under our accounting policy management may, based on its judgment, reduce unallocated reserves in response to significant case basis reserve and or paid loss activity. Management would only expect such reductions to occur in limited instances, such as economic events generating significant loss activity across a broad cross-section of the portfolio. Management has not viewed our case basis reserve and paid loss activity to date to warrant such a reduction of our unallocated reserves. While material case basis reserves were established in 2007 and 2008, these reserves were concentrated in certain sectors of our financial guarantee portfolio and were associated with unprecedented credit-market events. As such, these events did not alter our perspective of the UELR associated with the remainder of the portfolio and the required level of unallocated reserves. In each quarterly period, there is an interplay between case basis reserves, unallocated reserves and cumulative paid losses to date, such that the aggregate thereof represents management’s best estimate of the ultimate losses it expects to incur on our in-force business. The process of establishing unallocated reserves and periodically revising such reserves to reflect the underlying par risk amortization and management’s current best estimate of ultimate losses will ultimately cause the cumulative loss experience over the life of a particular underwriting year’s business to equal the cumulative inception-to-date actual paid losses on such business.

The selection of our UELR (and subsequent periodic updates thereof) is based on management’s judgment which considers: (i) the characteristics of our in-force financial guarantee insurance and reinsurance business (e.g., principally the mix of our in-force financial guarantee insurance and reinsurance business between public finance and structured finance business; however, we also considered the various bond sectors comprising our insured and reinsured in-force business which are discussed in detail in Note 15 to our Consolidated Financial Statements, as well as the credit profile of our insured and reinsured portfolio of business), (ii) our actual loss experience, (iii) the characteristics, as discussed above in relation to our in-force financial guarantee insurance and reinsurance business, of the insured in-force business of companies comprising the financial guarantee industry, and (iv) the actual loss experience of companies comprising the industry, as discussed below. Other factors impacting market default levels and the assumptions important to our reserving methodology are implicit in our IELR. Such factors may include interest rates, inflation, taxes, industry trends in the valuation of certain asset classes and the overall credit environment. Based on this comparison, we adjust our UELR, as we consider necessary, to ensure that such ratio continues to be appropriate for the risks inherent in our in-force business.

We analyze the actual loss experience of companies comprising the industry annually. The analysis utilizes loss and premium data filed by the three largest companies in the financial guarantee insurance industry in Schedule P of their annual statutory financial statements. These statutory filings provide data for ten calendar years and exclude unallocated reserves. Information on unallocated reserves is obtained from Annual Reports filed with the Securities and Exchange Commission on Form 10-K and is combined with the Schedule P data to estimate ultimate loss ratios for each of the preceding ten years.

Based on our analysis, we selected a UELR in 2006, 2007 and 2008 of 20%. We have not changed the UELR in 2008 or 2007 because of our view that the losses recorded by us and others in the industry are concentrated in residential mortgage exposures which are not correlated to the rest of our in-force business. Our expected loss emergence pattern is determined by underwriting year based on the par amortization schedules of the underlying insured and reinsured debt obligations comprising our in-force business. We adjust or realign the expected loss emergence pattern each quarter to reflect the underlying changes in our in-force business (for example, changes in the average life of in-force business resulting from changes in the mix of business and risk or par expiration).

Our methodology applies the UELR to earned premium during the period from our entire in-force book of business (after exclusion of the effect on earned premium of refunding and full limit losses because no more risk exists on these related policies). Significant changes to any variables on which our UELR is based, over an extended period of time, will likely result in an increase or decrease in such ratio. For example, a shift in business written for sectors with high default rates would likely increase our UELR, while a shift for sectors with low default rates would likely decrease our UELR. Additionally, increases in default rates relative to our in-force business and in our actual loss experience or decreases in statistical recovery rates and in our actual recovery experience would increase our UELR, while the inverse would likely decrease our UELR.

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

Our surveillance department focuses its review on monitoring the lower-rated bonds and potentially troubled bond sectors, which have included RMBS, CMBS, CDOs and CLOs. It tracks performance monthly to try to ensure that covenants have not been breached. Once a covenant is breached we may have the right to put the transaction into rapid amortization so that all cash flow generated from that transaction is used to pay down principal and stay current with interest. Typically, we review periodically servicing and trustee reports to help track coverage levels, enhancement levels, delinquency levels, loss frequency, loss severity and total losses and compare these performance metrics with the metrics that were made available at the time the transaction was closed. If losses are above projections we will analyze the reasons for the deviation. In some cases it may be an indication of servicing problems where loans are delinquent and are not put into foreclosure in time to maximize recovery. Periodically, we audit servicers of loans and other assets supporting our insured obligations to better understand their servicing practices and to identify potential servicing problems, if any. Management believes that this is an important safeguard, as servicers are required to indemnify us against failure to adhere to the servicing standards set forth in the servicing agreements.

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

The activities of our surveillance department are integral to the identification of specific credits that have experienced deterioration in credit quality and to the assessment of whether losses on such credits are probable, as well as any estimation of the amount of loss expected to be incurred with respect to such credits. Closely monitored credits are divided into four categories: (i) Special Monitoring List—low investment grade credits where a material covenant or trigger may be breached and closer monitoring is warranted; (ii) Yellow Flag List—credits that we determine to be non-investment grade but a loss is unlikely, including credits where claims may have been paid or may be paid but reimbursement is likely; (iii) Red Flag List—credits where a loss is possible but not probable or reasonably estimable, including credits where claims may have been paid or may be paid but full recovery is in doubt; and (iv) Loss List—credits where a loss is probable and reasonably estimable. Credits that are not closely monitored credits are considered fundamentally sound, normal risk.

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

The following table sets forth certain information in regard to our closely monitored credits as of December 31, 2008 and 2007 (see also Note 16 to our Consolidated Financial Statements):

(in billions, except percentages)	As of December 31, 2008		As of December 31, 2007
	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
Fundamentally sound normal risk	$101.1	75.6%	$145.2	88.0%
Closely monitored credits:
Special monitoring	11.0	8.2	4.5	2.7
Yellow flag	1.0	0.8	2.4	1.4
Red flag	0.8	0.6	2.6	1.6
Loss list(1).	19.8	14.8	10.3	6.3

Sub Total	32.6	24.4	19.8	12.0

Total	$133.7	100.0%	$165.0	100.0%

(1)

At December 31, 2008, the loss list consisted of 50 of our guarantees with remaining net par outstanding of $19.8 billion. Of these guarantees, 33 are insurance contracts on which we have recorded net case reserves for unpaid losses and loss adjustment expenses of $1.7 billion, and 17 are CDS contracts on which we have estimated we will incur anticipated claims of $3.2 billion. At December 31, 2007, the loss list consisted of 21 of our guarantees with remaining net par outstanding of $10.3 billion. Of these guarantees, 9 are insurance contracts on which we have recorded net case reserves for unpaid losses and loss adjustment expenses of $135.6 million, and 12 are CDS contracts on which we have estimated we will incur anticipated claims of $645.1 million. The increase in net par outstanding on the loss list at December 31, 2008, as compared to December 31, 2007, resulted primarily from credit deterioration in our ABS CDO and RMBS exposures during 2008. See “—Anticipated Claims Payable and Anticipated Recoveries on CDS Contracts” and Note 16 of the Consolidated Financial Statements for further information.

The following table sets forth our guaranteed in-force net par outstanding as of December 31, 2008 and 2007.

(in billions, except percentages)	Net Par Outstanding as of December 31, 2008	Percent of Total Net Par Outstanding	Net Par Outstanding as of December 31, 2007	Percent of Total Net Par Outstanding
S&P Rating Category(1):
AAA	$38.9	29.1%	$68.4	41.5%
AA	18.1	13.5	24.5	14.8
A	32.6	24.4	41.0	24.8
BBB	23.0	17.2	30.0	18.2
Below investment grade	21.1	15.8	1.1	0.7

Total	$133.7	100.0%	$165.0	100.0%

(1)	If unrated by S&P, our internal rating is used.

Valuation of Credit Default Swaps

Prior to suspending writing substantially all new business (See “—Overview of Our Business— Recent Developments”), we issued CDS contracts and entered into arrangements with other issuers of CDS contracts to assume, all or a portion, of the risks in the CDS contracts they issued (“back-to-back arrangements”) and, in certain cases, which are discussed in more detail below, we purchased back-to-back credit protection on all or a portion of the risk from the CDS contracts we issued or assumed. Such back-to-back arrangements were generally structured on a proportional basis. In connection with the transactions comprising the 2008 MTA, we terminated substantially all our back-to-back arrangements in the third quarter of 2008. See “—Overview of Our Business— Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information”.

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

Our policy has been to hold its CDS contracts to maturity and not to manage such contracts to realize gains or losses from periodic market fluctuations. However, in certain circumstances, we may enter into an off-setting position or back-to-back arrangement, commute, terminate, or restructure a CDS contract prior to maturity for risk management purposes (for example, upon a deterioration in underlying credit quality or for the purposes of managing our capital). In connection with the 2008 MTA, we commuted several of our CDS contracts and back-to-back arrangements. See “—Overview of Our Business—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information”. In addition, the transactions contemplated by the Letter of Intent also include commutations of CDS contracts. See “—Overview of Our Business—Description of the Transactions Contemplated by the Letter of Intent and Related Transactions”.

As derivative financial instruments, CDS contracts are required under GAAP to be reported at fair value in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and, effective January 1, 2008, measured in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), with changes in fair value during the period included in earnings. SFAS 157 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. This hierarchy requires the use of observable market data when available. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect assumptions about market data based on management’s judgment. In accordance with SFAS 157, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

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

The principal drivers of the fair value of our CDS contracts include: (i) general market credit spreads for the type(s) of assets referenced in our CDS contracts, (ii) the specific quality and performance of the actual assets referenced in our CDS contracts, (iii) the amount of subordination in the transaction before our liability under the CDS contract attaches, (iv) other customized structural features of such contracts (e.g. terms, conditions, covenants), (v) supply and demand factors, including the volume of new issuance and financial guarantee market penetration, as well as the level of competition in the marketplace, and (vi) the market perception of our ability to meet our obligations under our CDS contracts which may be implied by the cost of buying credit protection on Syncora Guarantee.

The fair value of our in-force portfolio of CDS contracts other than CDS on ABS CDOs, which are discussed below, represents the net present value of the difference between the remaining unearned premiums that we originally charged for credit protection and our best estimate of what a financial guarantor of a comparable credit worthiness would hypothetically charge to provide the same protection as of the measurement date. The hypothetical nature of this exit value is representative of the lack of a principal market for our CDS contracts. In the absence of such a principal market, we believe other financial guarantors of comparable credit quality to Syncora Guarantee best represent the hypothetical exit market for our CDS contracts. Fair value is defined as the price at which an asset or a liability could be bought or transferred in a current transaction between willing parties. Fair value is determined based on quoted market prices, if available. Quoted market prices are available only on a limited portion of our in-force portfolio of CDS contracts. If quoted market prices are not available, fair value is estimated based on valuation techniques involving management’s judgment. In determining the fair value of our CDS contracts, we use various valuation approaches with priority given to observable market prices when they are available. Market prices are generally available for traded securities and market standard CDS contracts but are less available or unavailable for highly- customized CDS contracts. Most of our CDS contracts are highly customized structured credit derivative transactions that are not traded and do not have observable market prices. Due to the significance of unobservable inputs required to value such CDS contracts, they are considered to be Level 3 under the SFAS 157 fair value hierarchy.

Typical market CDS contracts are standardized, liquid instruments that reference tradeable securities such as corporate bonds that also have observable prices. These market standard CDS contracts also involve collateral posting, and upon a default of the referenced bond obligation, can be settled in cash. In contrast, our CDS contracts do not contain the typical CDS market standard features as described above but have been customized to replicate our financial guarantee insurance. Our CDS contracts provide protection on specified obligations, such as those described above and, generally contain some form of subordination prior to the attachment of our liability. We are not required to post collateral, and upon default, we generally make payments on a “pay-as-you-go” basis after the subordination in a transaction is exhausted.

Our payment obligations after a default vary by deal type. There are three primary types of policy payment requirements:

(i)	timely interest and ultimate principal;

(ii)	ultimate principal only at final maturity; and

(iii)	payments upon settlement of individual collateral losses as they occur upon erosion of subordination.

Our CDS contracts are structured to prevent large one-time claims upon a specified credit event and generally allow for payments over time (i.e. “pay as you go” basis) or at final maturity. Also, our CDS contracts are generally governed by a single transaction International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement relating only to that particular transaction/contract. Under most monoline financial guarantee standard termination provisions, there is no requirement for mark-to-market termination payments upon the early termination of a guaranteed CDS contract. However, substantially all of our CDS contracts provide for mark-to-market termination payments following the occurrence of events that are outside our control, such as Syncora Guarantee being placed into receivership or rehabilitation or a regulator taking control of Syncora Guarantee or Syncora Guarantee’s insolvency. Under current market conditions such termination payments would result in a substantial liability to us which would be substantially in excess of that currently recorded by us in accordance with SFAS 157 and our ability to pay. See “—Overview of Our Business—Continuing Risks and Uncertainties Affecting Us, Assessment of Our Ability to Continue as a Going Concern, and Description of Our On-Going Strategic Plan.” An additional difference between our CDS contracts and the typical market standard CDS contracts is that, except in the circumstances noted above, there is no acceleration of the payment to be made under our CDS contracts unless we, at our option, elect to accelerate. Furthermore, by law, our guarantees are unconditional and irrevocable, and cannot be transferred to most other capital market participants as they are not licensed to write such business. However, through the purchase of back-to-back credit protection, the risk of loss (but not counterparty risk) on these contracts can be transferred to other financial guarantee insurance and reinsurance companies.

Description of Valuation Methodology Used by Us at December 31, 2008

Key variables used in our valuation of substantially all of our CDS contracts at December 31, 2008 include the balance of unpaid notional, expected term, fair values of the underlying reference obligations, reference obligation credit ratings, assumptions about current financial guarantee CDS fee levels relative to reference obligation spreads, our Non-Performance Risk and other factors (see “—Overview of Our Business—Other Measures Used by Management to Evaluate Results of Operations and Financial Condition” for a discussion of Non-Performance Risk). Fair values of the underlying reference obligations are obtained from broker quotes when available, or are derived from other market indications such as new issuance and secondary spreads and quoted values for similar transactions and indices, such as ABX or CDX. Our valuation of such CDS contracts does not generally provide for any adjustment to broker quotes. While such broker quotes are non-binding, the brokers from whom we obtain such quotes actively monitor and participate in the markets where such collateral is traded. Accordingly, we believe that such brokers rely on observable market information to the greatest extent possible when determining such quotes; however, such brokers may also rely on their internal models and unobservable inputs in making such determinations.

Implicit in the fair values obtained by us on the underlying reference obligations are the market’s assumptions about default probabilities, default timing, correlation, recovery rates and collateral values. In general, we use a percentage of the credit spread over LIBOR (the “premium percentage”) that we believe is consistent with (i) levels attainable in the market just prior to the collapse of the market for CDS from financial guarantors and (ii) historical premium pricing for high credit spread transactions. We believe that the premium percentage available in the market has dropped significantly as the credit spreads for the underlying reference securities have widened to levels not seen historically. These credit spreads reflect the lack of liquidity in the market and this liquidity premium historically has flowed directly to the CDS counterparty as the funding institution. Though we believe the actual premium percentage would be far below those seen in previous markets, with no observable market transactions to use as a benchmark, management has decided to set a floor on the premium percentage of 30%. This level is consistent with the bottom range of our historical premium pricing for CDS transactions. Under this approach, the financial guarantee CDS fee used for a particular contract in our fair value calculations represent a consistent percentage, period to period, of the credit spread determinable from the reference index value as of the measurement date. This results in a CDS fair value (before adjustment for Non-Performance Risk) that fluctuates in proportion with the reference index value.

For example, assuming that at the end of the previous reporting period the credit spread of a reference index was 100 basis points and the current market premium for a transaction that is priced off of that reference index was set at 30 basis points (30% of the reference index), if at the end of the current reporting period the reference index moved to 150 basis points (a 50% increase), the current market premium for such a transaction would be set at 45 basis points (also a 50% increase). Thus, the model indicates that we would need to receive an additional 15 basis points (45 bps currently less the 30 bps reported last period) for issuing a CDS on the reference obligation in the current reporting period. To compute the current period change in fair value we discount the product of the outstanding notional amount of the CDS and the contractual premium over the life of the reference obligation, using a counterparty discount rate and subtract from that, the discounted product of the outstanding notional amount of the CDS and calculated current market premium, over the life of the reference obligation using a Syncora-specific discount rate.

For CDS contracts issued on ABS CDOs, we utilize non-binding broker quotes on the underlying obligations to project principal and interest shortfalls and the timing of such shortfalls. We then discount the shortfalls using a Company-specific discount rate and net from this the discounted expected premium using a counterparty discount rate (based on the published credit spreads of the counterparty), to arrive at the fair value of the CDS. No adjustments have been made to third party broker quotes as these are intended to capture all elements of the fair value of the underlying securities.

The basis of our estimate of the fair value of our CDS contracts at December 31, 2008 described above reflects the absence of observable transactions in our principal market. Should such transactions occur in the future, it may significantly affect our estimate of the fair value of our CDS contracts.

In addition to that discussed above, the fair value of our CDS contracts reflects our Non-Performance Risk as implied by the market price of buying credit protection on Syncora Guarantee, by incorporating the spread on CDS contracts traded on Syncora Guarantee into the discount rate used (see “—Overview of Our Business—Other Measures Used by Management to Evaluate Results of Operations and Financial Condition” for a discussion of Non-Performance Risk). We estimate a discount rate for each CDS contract based on the swap rate and our credit spread for the duration that is the closest to the remaining weighted average life (“WAL”) of the obligation referenced in the CDS contract. Reflecting Non-Performance Risk in our estimate of the fair value of our CDS contracts was the only change in our valuation methodology caused by the adoption of SFAS 157. At December 31, 2008, the effect of reflecting our Non-Performance Risk in our estimate of the fair value of our CDS contracts was a reduction in our net derivative liability of approximately $14.2 billion. The spread on 10-year CDS contracts traded on Syncora Guarantee at December 31, 2008, was 60.16%. If the transactions contemplated by the Letter of Intent are consummated, specifically the commutations of CDS contracts with Counterparties (see “—Overview of Our Business—Description of the Transactions Contemplated by the Letter of Intent and Related Transactions”), the uncertainty associated with future adverse loss development on our guarantees will be reduced and management believes that, as a result, the cost of buying credit protection on Syncora Guarantee should decline. The effect of a decline in the cost of buying credit protection on Syncora Guarantee will increase our derivative liability on the remaining in-force CDS contracts; however, we believe that any such increase should be offset in part by the effect on our derivative liability from the aforementioned commutations. However, there can be no assurance that material adverse loss development will not occur in the future or that the aforementioned commutations will offset the increase in our derivative liability. At December 31, 2008 and 2007, the notional amount outstanding of our in-force CDS contracts was $57.8 billion and $65.3 billion, respectively. The remaining WAL of such CDS contracts at December 31, 2008 was 10.2 years. In addition, based on such notional amount as of December 31, 2008 and 2007, approximately 60% and 93%, respectively, of referenced assets underlying such in-force CDS contracts were rated (based on S&P’s ratings) “AAA”, 18% and 7%, respectively, were rated at or above investment-grade, and 22% and less than 1%, respectively, were rated below investment-grade at such dates.

Description of Valuation Methodology Used by the Company at December 31, 2007

As of December 31, 2007, our estimate of the fair value of our in-force CDS contracts was based on valuation techniques involving management judgment in regard to a number of factors, including:

(i)	estimates of rates of return which would be required by market participants to assume the risks in our CDS contracts in the then current market environment,

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

(viii)	price discovery resulting from discussions and negotiations with market participants or counterparties to our CDS contracts to transfer or commute the risks in any of our CDS contracts, and

(ix)	prices of guarantees issued in our retail market or commutations of contracts we have executed in proximity to the measurement date.

With respect to items (viii) and (ix) above, in any price discovery involving a commutation of a CDS contract with our counterparty to the transaction, we considered our performance risk as implied by the market price of buying credit protection on Syncora Guarantee, when assessing the estimated fair value of our obligations to the counterparty under the contract.

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

In forming our best estimate of the fair value of our CDS contracts subsequent to June 30, 2007, however, we concluded that limited reliance could be placed on price indices because events and conditions in the credit markets associated with subprime mortgage collateral and corporate loans resulted in limited or no transaction activity in many financial instruments since June 30, 2007 (including CDOs of high grade ABS, CLOs, RMBS, and other CDOs), causing financial institutions which publish the indices that we historically relied upon to estimate the fair value of our CDS contracts either to refrain from updating such indices or base changes in the indices partly on judgments in regard to estimated price levels and not actual executed trades. In addition, evidence suggested that the limited price information available in the marketplace in regard to such instruments was influenced by trades resulting from margin calls and liquidity issues that are generally not part of the risks associated with our business model or CDS contracts. As a result of the factors discussed above, the fair value of our CDS contracts at December 31, 2007 was estimated by us primarily as follows:

•

in instances where we were in substantive discussions with market participants to transfer the risk in specific CDS contracts, our estimate of the fair value of such contracts was largely based on the price discovery we obtained from such discussions,

•

in instances where current market indices were reliable and available, our estimate of fair value was based on applying the percentage change in the applicable credit price index or indices applicable to the assets referenced in the CDS contracts to the present value of the remaining expected future premiums to be received under the contract, and

•

in substantially all other instances our estimate of the fair value of our CDS contracts ascribed significant weight to our judgments regarding rates of return required by market participants in the current market environment and the amount of subordination required by market participants before their liability would attach under the CDS contracts. Our judgment in regard to the appropriate rate of return that would be required by a market participant considered all of the other factors discussed above. Our judgment in regard to the amount of subordination required by market participants before the liability would attach under the CDS contracts generally assumed that, in the current market environment at December 31, 2007, to transfer the risk in an existing contract we would need subordination sufficient to qualify for a triple-A rating from Moody’s and S&P. Accordingly, for any contract rated below triple-A by us or the rating agencies (which consisted only of ABS CDO contracts), the estimated fair value was calculated by adding additional subordination sufficient to meet S&P standards for a triple-A rating based on S&P requirements at December 31, 2007 to the amount of additional premium required to be paid to transfer the risk to achieve the selected rate of return. Such premium was calculated by adjusting the present value of the expected remaining future net cash flows under such contracts (which are comprised of the remaining expected future premiums to be received under the contract, less estimated maintenance expenses and a provision for expected losses that will manifest in the future) to reflect our best estimate of the rates of return that would be required by a market participant to assume the risks on such contracts.

Valuation of Investments

As of December 31, 2008 our consolidated investment portfolio consisted of debt securities, cash and cash equivalents (including restricted cash and cash equivalents) and equity securities. All of our investments in debt securities are considered available-for-sale and, accordingly, are carried at fair value. In addition, our equity securities are carried at fair value. As of December 31, 2008 and 2007, the carrying value of such investments was $3.6 billion and $2.7 billion, respectively. The fair values of our investments are based upon quoted market prices from nationally recognized pricing services or, in the absence of quoted market prices, dealer quotes or matrix pricing.

As of December 31, 2008, based on fair value, approximately 55% of our investments were long-term debt securities, and our portfolio had an average duration of 1.8 years, compared with 89% and 3.3 years as of December 31, 2007. Changes in interest rates affect the value of our investment portfolio. As interest rates fall, the fair value of debt securities increases, and as interest rates rise, the fair value of debt securities decreases. The following table summarizes the estimated change in fair value net of related income taxes of our investments in debt securities as of December 31, 2008 based upon an assumed parallel shift in interest rates across the entire yield curve:

(in millions)	Estimated Increase (Decrease) in Fair Value
Change in interest rates:
300 basis point increase	$(195.0)
200 basis point increase	(129.9)
100 basis point increase	(64.9)
100 basis point decrease.	64.9
200 basis point decrease	129.7
300 basis point decrease.	194.4

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

For the years ended December 31, 2008 and 2007, we recorded other-than-temporary impairment charges of $238.9 million and $1.2 million, respectively. The other-than-temporary impairment charge recorded during the year ended December 31, 2008, was due to our inability to assert that we have the intent and ability to hold securities in an unrealized loss position until they mature or recover in value. Our inability to make such assertion is due to the expectation that we will need to sell a significant amount of our invested assets to fund the transactions contemplated by the Letter of Intent if they are consummated. See “Overview of Our Business—Description of the Transactions Contemplated by the Letter of Intent and Related Transactions.”

The following table summarizes the unrealized losses on debt securities in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of December 31, 2008 and 2007:

(in thousands)	As of December 31, 2008
	Less than 12 months			12 months or more			Total
	Fair Value	Unrealized Loss	Number of Securities	Fair Value	Unrealized Loss	Number of Securities	Fair Value	Unrealized Loss	Number of Securities
Description of securities
Mortgage and asset-backed securities	$5,043	$800	12	$1,006	$31	4	$6,049	$831	16
U.S. Government and government agencies	—	—	—	—	—	—	—	—	—
Corporate	9,787	377	23	—	—	—	9,787	377	23
U.S. states and political subdivisions.	340	27	1	361	86	1	701	113	2
Non-U.S. sovereign government	—	—	—	—	—	—	—	—	—

Total debt securities and short-term investments	$15,170	$1,204	36	$1,367	$117	5	$16,537	$1,321	41

(in thousands)	As of December 31, 2007
	Less than 12 months			12 months or more			Total
	Fair Value	Unrealized Loss	Number of Securities	Fair Value	Unrealized Loss	Number of Securities	Fair Value	Unrealized Loss	Number of Securities
Description of securities
Mortgage and asset-backed securities	$94,598	$831	7	$384,020	$7,251	153	$478,618	$8,082	160
U.S. Government and government agencies	—	—	—	7,666	9	2	7,666	9	2
Corporate	40,683	411	13	208,696	2,283	88	249,379	2,694	101
U.S. states and political subdivisions	445	7	1	—	—	—	445	7	1
Non-U.S. sovereign government	—	—	—	8,530	37	2	8,530	37	2

Total debt securities and short-term investments	$135,726	$1,249	21	$608,912	$9,580	245	$744,638	$10,829	266

Premium Revenue Recognition

Premiums charged in connection with the issuance of our guarantees are received either upfront or in installments. Such premiums are recognized as written when due. Installment premiums written are earned ratably over the installment period, generally one to three months, which is consistent with the expiration of the underlying risk or amortization of the underlying insured par. Upfront premiums written are earned in proportion to the expiration of the related risk. The methodology employed to earn upfront premiums requires that such premiums be apportioned to individual sinking fund payments of a bond issue according to the bond issue’s amortization schedule. The apportionment is based on the ratio of the principal amount of each sinking fund payment to the total principal amount of the bond issue. After the premium is allocated to each sinking fund payment, such allocated premium is earned on a straight-line basis over the period of that sinking fund payment. As a result, for upfront premiums on amortizing insured obligations, premium revenue recognition will tend to be greater in the earlier periods of the transaction when there is a higher amount of risk or principal outstanding. The effect of our upfront premium earnings policy is that we recognize greater levels of upfront premiums in earlier years of each amortizing insured obligation. Recognizing premium revenue on a straight line basis over the life of each amortizing insured obligation without allocating premiums to the scheduled principal payments would materially change the amount of premium we recognize in a particular financial reporting period, but not over the life of the applicable policy. For upfront premiums on non-amortizing bullet maturity debt obligations, premium revenue recognition is recognized on a straight-line basis over the life of the underlying insured obligation. Deferred premium revenue represents the portion of premiums written that is applicable to the unexpired risk or principal of insured obligations. For both upfront and installment policies, ceded premium expense is recognized in earnings in proportion to and at the same time the related premium revenue is recognized. In addition, when an insured issue is retired early, is called by the issuer or is in substance paid in advance through a refunding accomplished by placing U.S. Government securities in escrow (hereafter collectively referred to as “Refundings”), the remaining deferred premium revenue is earned at that time. Premiums earned for the years ended December 31, 2008, 2007 and 2006 include $130.6 million, $14.7 million, and $27.4 million, respectively, related to Refundings.

While premium earnings would be ratably recorded as revenue throughout the period of risk, application of a straight-line method to amortizing obligations would not appropriately match premiums earned to our exposure to underlying risk. Therefore, we believe our upfront premium earnings methodology is the most appropriate methodology for us to utilize.

For the years ended December 31, 2008, 2007 and 2006, approximately 3%, 56% and 69%, respectively, of our gross premiums written were received upfront, and 97%, 44% and 31%, respectively, were received in installments.

See “Recent Accounting Pronouncements—Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts—An interpretation of FASB Statement No. 60” for information regarding how SFAS 163 will change our premium revenue recognition and “Risk Factors—Rules relating to certain accounting practices in the financial guarantee insurance industry have been changed, causing us to de-recognize our reserves for unallocated losses and loss adjustment expenses, which has had a material adverse effect on our reported operating results and financial condition.”

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

Deferred Acquisition Costs and Deferred Ceding Commissions

As we ceased writing substantially all new business in January of 2008 (see “—Overview of Our Business—Recent Developments”), costs incurred in connection with the acquisition of such new business that varied with and was directly related to the production of such business were deferred and amortized to expense in relation to earned premiums. These costs included direct and indirect expenses such as compensation costs of underwriting and marketing personnel and ceding commissions paid on assumed business. As of December 31, 2008 and 2007, we had deferred acquisition costs of $110.1 million and $108.1 million, respectively. Each year we conducted a study to estimate the amount of operating costs that varied with, and were directly related to, the acquisition of new business and therefore qualified for deferral. Ceding commissions received on premiums we cede to other reinsurers reduce acquisition costs. Such commissions are earned in relation to earned premium. In determining the recoverability of our deferred acquisition costs we consider expected losses and loss adjustment expenses, maintenance costs, unearned premiums, the anticipated present value of future premiums under installment contracts written, and anticipated investment income. Acquisition costs associated with credit derivative products are expensed as incurred. For policies reinsured with third parties we receive ceding commissions to compensate for acquisition costs incurred.

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

For the years ended December 31, 2008 and 2007, we recorded a charge of $1.7 billion and $137.6 million to establish a valuation allowance for our net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which places primary importance on our operating results in the most recent three-year period when assessing the need for a valuation allowance. Our cumulative loss in the most recent three-year period as of December 31, 2008 and 2007, represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. We intend to maintain a full valuation allowance for our net deferred tax assets until sufficient positive evidence exists to support reversal of all or a portion of the valuation allowance. Until such time, except for state, local and foreign tax provisions, we will have no net deferred tax assets. As of December 31, 2008, we had deferred tax assets before the valuation allowance of approximately $1.8 billion.

Consolidated Results of Operations

The following table presents summary consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006:

(in thousands)	Year Ended December 31,
	2008	2007	2006
Revenues
Net premiums earned (net of ceded premiums earned of $7,450; $25,776; and $21,181)	$279,371	$168,660	159,441
Net investment income	132,282	120,710	77,724
Net realized losses on investments	(240,399)	(2,517)	(16,180)
Change in fair value of derivatives
Realized gains and losses and other settlements	(126,646)	47,059	23,674
Unrealized gains (losses)	621,210	(1,342,083)	(10,453)

Net change in the fair value of derivatives	494,564	(1,295,024)	13,221
Fee income and other	3,498	215	2,365

Total revenues	669,316	(1,007,956)	236,571

Expenses
Net losses and loss adjustment expenses	1,797,877	69,366	12,890
Acquisition costs, net	17,101	19,971	16,240
Loss on commutation of reinsurance agreements	42,381	—	—
Operating expenses	230,829	98,931	78,999

Total expenses	2,088,188	188,268	108,129

(Loss) income before income tax and minority interest	(1,418,872)	(1,196,224)	128,442
Income tax (benefit) expense	(2,659)	16,389	3,133

(Loss) income before minority interest	(1,416,213)	(1,212,613)	125,309
Minority interest—dividends on preferred shares of subsidiary	5,432	3,527	7,954

Net (loss) income	(1,421,645)	(1,216,140)	117,355
Dividends on Series A perpetual non-cumulative preference shares	—	8,409	—
Gain on redemption of Series A redeemable preferred shares of subsidiary	36,075	—	—

Net (loss) income available to common shareholders	$(1,385,570)	$(1,224,549)	$117,355

Discussion of Consolidated Results of Operations for the Years Ended December 31, 2008, 2007 and 2006

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007. The increase in net loss available to common shareholders of $161.0 million for the year ended December 31, 2008, as compared to 2007 was primarily attributable to: (i) higher net losses and loss adjustment expenses of $1,728.5 million due primarily to adverse loss development relating to certain of our insured obligations supported by HELOC, CES and Alt-A mortgage collateral, (ii) higher net realized losses on investments of $237.9 million due primarily to other than temporary impairment charges during 2008 of $238.9 million, (iii) higher operating expenses of $131.9 million resulting primarily from substantially higher fees for professional services in connection with transactions comprising the 2008 MTA as well as ongoing restructuring efforts, a charge for the abandonment of certain leased office premises, an impairment charge related to our insurance licenses, and severance costs associated with the reduction of our workforce, (iv) a charge of $42.4 million related to the commutation of certain reinsurance agreements in connection with the 2008 MTA, (v) higher dividends on preferred shares of subsidiary of $1.9 million, offset in part by (vi) a net gain of $494.6 million attributable to the net change in fair value of derivatives during the year, as compared to a net loss of $1,295.0 million recorded in 2007, (vii) higher earned premiums of $110.7 million resulting primarily from Refundings, (viii) a $36.1 million gain on the redemption of the Series A redeemable preferred shares of subsidiary, (ix) an increase in net investment income of $11.6 million reflecting an increase in average invested assets in 2008, as compared to 2007, (x) lower dividends of $ 8.4 million on the Syncora Holdings Series A Preference Shares, (xi) an increase in fee income of $3.3 million, (xii) lower net acquisition costs of $2.9 million, and (xiii) an income tax benefit of $2.7 million in 2008, as compared to income tax expense of $16.4 million in 2007.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006. The decrease in net income available to common shareholders of $1,341.9 million for the year ended December 31, 2007, as compared to 2006, was primarily attributable to: (i) higher net unrealized losses on CDS contracts of $1,331.6 million, resulting primarily from widening credit spreads on assets referenced in our in-force CDS contracts, particularly subprime mortgage loan assets in our guarantees of ABS CDOs (ii) higher net losses and loss adjustment expenses of $56.5 million primarily due to an increase reserves relating to certain of our guarantees supported by HELOC and CES mortgage loan collateral, (iii) higher operating expenses of $19.9 million resulting primarily from higher costs for compensation, legal and advisory services and public company expenses, (iv) an increase in income tax expense of $13.3 million primarily due to the establishment of a full valuation allowance in regard to our net deferred tax assets, (v) the semi-annual dividend of $8.4 million on the Syncora Holdings Series A Preference Shares, which were issued in April 2007, (vi) an increase in acquisition costs of $3.7 million primarily driven by a write-off of deferred acquisition costs of $3.1 million related to certain of our guarantees of obligations supported by HELOC and CES mortgage loan collateral on which we have recognized losses, as well as higher premium taxes resulting from growth in our in-force business, and (vii) a decrease in fee income of $2.2 million, offset in part by (viii) an increase in net investment income of $43.0 million reflecting an increase in average invested assets during 2007, as compared to 2006 (due to the issuance of the Syncora Holdings Series Preference Shares in April 2007 and operating cash flow), as well as higher yields on new money investments, (ix) higher earned premiums of $9.2 million due to the growth of our in-force business (in particular, our book of installment premium business), (x) a decrease in net realized losses on investments of $13.7 million, and (xi) a decrease of $4.4 million in dividends on preferred shares of subsidiary.

Gross Premiums Written

Guarantee premiums written during the period include: (i) premiums received upfront on insurance policies and CDS contracts written during the period, (ii) installment premiums due during the period on in-force insurance policies and CDS contracts that were written prior to the period, and (iii) installment premiums due during the period on insurance policies and CDS contracts written during the period. Guarantee premiums written during the period do not include installment premiums due in future periods. Accordingly, our guarantee premiums written during any period are a function of the type and volume of contracts we write (upfront versus installment), as well as prevailing market prices. We suspended substantially all new business production beginning in January 2008 as a result of downgrades of our IFS ratings by the rating agencies and material adverse effects on our results of operations and financial condition resulting from the deterioration in the credit markets and the mortgage market specifically beginning in the second half of 2007 that continued through 2008. See “—Overview of Our Business—Recent Developments” and “—Overview of Our Business—Continuing Risks and Uncertainties Affecting Us, Assessment of Our Ability to Continue as a Going Concern, and Description of Our On-going Strategic Plan.”

The following table presents, for the years ended December 31, 2008, 2007 and 2006, the amount of guarantee premiums written attributable to upfront and installment policies and contracts and a reconciliation of guarantee premiums written to gross premiums written.

(in thousands)	Year Ended December 31,
	2008	2007	2006
Guarantee premiums written:
Upfront policies/contracts	$3,618	$181,761	$242,397
Installment policies/contracts	137,916	140,168	111,331

Total	141,534	321,929	353,728
Less: Premiums received or receivable on CDS contracts issued	(62,130)	(67,706)	(24,400)

Gross premiums written	$79,404	$254,223	$329,328

Gross premiums written were $79.4 million in 2008, a decrease of $174.8 million or 68.8%, from $254.2 million recorded in 2007. The decrease consisted of lower upfront premiums written and lower installment premiums written. The decrease primarily resulted from the fact that we ceased writing substantially all new business in January of 2008. See “—Overview of Our Business—Recent Developments” and “—Overview of Our Business—Continuing Risks and Uncertainties Affecting Us, Assessment of Our Ability to Continue as a Going Concern, and Description of Our On-going Strategic Plan.”

Gross premiums written were $254.2 million in 2007, a decrease of $75.1 million or 22.8%, from $329.3 million recorded in 2006. The decrease primarily consisted of a decrease in upfront premiums written in the public finance and infrastructure and utilities sectors, partially offset by the increase in installment premiums written in the CDO and asset-backed securities sector.

Reinsurance Premiums Assumed

The majority of our financial guarantee reinsurance business is assumed from affiliates of FSA.

The following table presents, for the years ended December 31, 2008, 2007 and 2006, the amount of guarantee premiums assumed from affiliates of FSA, XLI, and other third-party primary companies and a reconciliation of guarantee premiums assumed to reinsurance premiums assumed.

(in thousands)	Year Ended December 31,
	2008	2007	2006
Guarantee premiums assumed:
Affiliates of FSA	$(33,564)	$43,825	$38,513
XLI	958	217	9,162
Third-party primary companies	3,753	12,342	7,596

Total	(28,853)	56,384	55,271
Less: Premiums received or receivable on CDS contracts issued	(548)	(138)	(1,050)

Reinsurance premiums assumed	$(29,401)	$56,246	$54,221

Reinsurance premiums assumed in 2008 were $(29.4) million, a decrease of $85.6 million, or 152.3%, as compared to $56.2 million recorded in 2007. The decrease is attributable to an increase in ceding commission payable on assumed business resulting from the downgrade of our IFS ratings in 2008. Under certain of our reinsurance contracts, in the event of a downgrade of our IFS ratings, ceding commissions are retroactively increased by a stipulated percentage. For accounting purposes, these additional costs, which totaled $48.9 million, were treated as a reduction of deferred premium revenue. The remaining decrease reflects our cessation of new business production and the commutation of reinsurance agreements with FSA and other third-party primary companies. See “—Overview of Our Business—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information.”

Reinsurance premiums assumed in 2007 were $56.2 million, an increase of $2.0 million, or 3.7%, as compared to $54.2 million recorded in 2006. The increase was the result of upfront deals assumed from FSA and a new business relationship with a third- party primary company. The amount of reinsurance ceded to us from affiliates of FSA and other third-party primary companies depends upon the type and amount of insurance that they write, their capital needs and other factors.

Ceded Premiums

We managed our in-force business based on single-risk limits to avoid concentration in single names and to mitigate event risk. For transactions that exceeded our single-risk limits, we historically ceded the excess to XLI, XL Reinsurance America, Inc. (“XL RE AM”), an indirect wholly-owned subsidiary of XL Capital, or third-party reinsurers. Through these cessions, we were able to manage large single risks and reduce concentration in specific bond sectors, geographic regions, and to specific issuers. However, in connection with the 2008 MTA, we commuted substantially all our ceded reinsurance arrangements. See “—Overview of Our Business—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information.”

The following table presents, for the years ended December 31, 2008, 2007 and 2006, the amount of premiums ceded to XLI, XL RE AM, and other third-party reinsurers:

(in thousands)	Year Ended December 31,
	2008	2007	2006
Guarantee premiums ceded:
XLI	$(5,613)	$28,472	$(18,298)
XL RE AM	1,968	5,095	12,721
Other third-party reinsurers	7,225	38,687	18,644

Total	3,580	72,254	13,067
Less: Premiums paid or payable on CDS contracts purchased	(3,182)	(5,341)	(1,776)

Ceded premiums	$398	$66,913	$11,291

Ceded premiums in 2008 were $0.4 million, a decrease of $66.5 million, as compared to $66.9 million in 2007. The decrease is attributable to the commutation of substantially all our ceded reinsurance arrangements in connection with the 2008 MTA and to the reversal of accrued ceded premiums payable on an excess of loss agreement (“XOL”) with XLI. During the fourth quarter of 2007 we ceded the aggregate limit of losses available under the XOL and accrued the related ceded premiums that would be payable under the XOL over the period such losses were expected to be paid. In connection with the 2008 MTA, the XOL was commuted and these premium payments are no longer payable.

Ceded premiums in 2007 were $66.9 million, an increase of $55.6 million as compared to $11.3 million in 2006. The increase was largely attributable to the transfer of certain business back to Syncora Guarantee Re from XLI in connection with our IPO in 2006, offset in part by a decrease in cessions to XL RE AM in connection with the management of Syncora Guarantee’s single risk limits. Also, Syncora Guarantee Re ceded certain business to XLI in 2007 as part of overall capital management which resulted in Syncora Guarantee Re ceding $21.5 million of premiums to XLI.

Net Premiums Earned

Installment premiums written are earned ratably over the installment period, generally one to three months, which is consistent with the expiration of the underlying risk or amortization of the underlying insured par. Upfront premiums written are earned in proportion to the expiration of the related risk. The methodology employed to earn upfront premiums requires that such premiums be apportioned to individual sinking fund payments of a bond issue according to the bond issue’s amortization schedule. The apportionment is based on the ratio of the principal amount of each sinking fund payment to the total principal amount of the bond issue. After the premium is allocated to each sinking fund payment, such allocated premium is earned on a straight-line basis over the period of that sinking fund payment. In addition, when a Refunding occurs, the remaining deferred premium revenue is earned at that time. While guarantee premiums assumed are earned based on reports from the reinsured companies, we believe that the underlying reinsured companies generally follow the revenue recognition policies and practices discussed above. See “—Critical Accounting Policies and Estimates—Premium Revenue Recognition.”

The following table presents, for the years ended December 31, 2008, 2007 and 2006, the amount of earned premiums attributable to upfront and installment policies and contracts, and a reconciliation of guarantee premiums earned to net premiums earned:

(in thousands)	Year Ended December 31,
	2008	2007	2006
Guarantee premiums earned:
Upfront policies/contracts	$189,414	$88,134	$70,645
Installment policies/contracts	151,582	127,585	112,470

Total	340,996	215,719	183,115
Less: Earned premiums on CDS contracts	(61,625)	(47,059)	(23,674)

Net premiums earned	$279,371	$168,660	$159,441

Net premiums earned in 2008 were $279.4 million, an increase of $110.7 million or 65.6%, as compared to $168.7 million in 2007. Higher net premiums earned in 2008 are primarily due to an increase in earned premiums from Refundings during the period of $115.9 million and the decrease of premiums ceded as a result of the commutation of substantially all our ceded reinsurance agreements in connection with the 2008 MTA. Net premiums earned from Refundings were $130.6 million in 2008, as compared to $14.7 million in 2007. See “—Overview of Our Business—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information.”

Net premiums earned in 2007 were $168.7 million, an increase of $9.3 million or 5.8%, as compared to $159.4 million in 2006. The increase in guarantee premiums earned in 2007, as compared to 2006, was primarily due to the year over year growth of our in-force business (in particular, our book of installment business written). Earned premiums from Refundings were $14.7 million in 2007, as compared to $27.8 million in 2006.

Net Investment Income

Net investment income was $132.3 million in 2008, an increase of $11.6 million, or 9.6%, as compared to $120.7 million in 2007. The increase in net investment income was due primarily to higher average invested assets. The increase in our average invested assets in 2008, as compared to 2007, was primarily attributable to net proceeds of approximately $1.4 billion received by us in connection with the 2008 MTA (see “—Overview of Our Business—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information”) as well as the net proceeds from the issuance of Syncora Guarantee Re’s Non-Cumulative Perpetual Series B Preferred Shares (the “Series B Preferred Shares”) on February 11, 2008. See “—Liquidity and Capital Resources—Syncora Guarantee Capital Facility.”

Net investment income was $120.7 million in 2007, an increase of $43.0 million, or 55.3%, as compared to $77.7 million in 2006. The increase in net investment income was due primarily to higher average invested assets. The increase in our average invested assets in 2007, as compared to 2006, was primarily attributable to the net proceeds from our preferred stock issuance in April 2007, the net cash inflows from our operations and the reinvestment of investment income.

The following tables present net investment income, average invested assets, and the effective yield on our average invested assets for the years ended December 31, 2008, 2007 and 2006, and the average duration of our invested assets as of December 31, 2008 and 2007:

(in thousands)	Year Ended December 31,
	2008	2007	2006
Net investment income	$132,282	$120,710	$77,724
Average invested assets(1)	$3,210,625	$2,450,267	$1,672,602
Yield(2)	4.12%	4.93%	4.65%

(1)	Represents the quarterly average of the amortized cost of debt securities, short-term investments and cash and cash equivalents for the respective periods.

(2)

Effective yield represents net investment income as a percentage of average invested assets. The decrease in the effective yield was due to the maintenance of higher balances of cash and cash equivalents compounded by lower short-term interest rates.

	As of December 31,
	2008	2007
Duration (in years)	1.8	3.3

Net Realized Losses on Investments

Net realized losses on investments were $240.4 million, $2.5 million, and $16.2 million in 2008, 2007 and 2006, respectively. Net realized losses in 2008 were primarily attributable to other-than-temporary impairment charges of $238.9 million and portfolio management actions relating to the management of duration, yield and exposure to certain credit risks amounting to $1.5 million. The other-than-temporary impairment charge recorded during the year ended December 31, 2008, was due to our inability to assert that we have the intent and ability to hold securities in an unrealized loss position until they mature or recover in value. Our inability to make such assertion is due to the expectation that we will need to sell a significant amount of our invested assets to fund the transactions contemplated by the Letter of Intent if they are consummated. See “—Overview of Our Business—Recent Developments—Description of the Transactions Contemplated by the Letter of Intent and Related Transactions.”

Net realized losses in 2007 were primarily attributable to other-than-temporary impairment charges of $1.2 million and portfolio management actions relating to the management of duration, yield and exposure to certain credit risks amounting to $1.3 million. Net realized losses in 2006 were primarily due to an impairment charge of $15.1 million relating to notes acquired in satisfaction of a claim. See Note 16(e) to the Consolidated Financial Statements for a more detailed discussion.

Net Realized and Unrealized Losses on Credit Derivatives

Our derivative financial instruments consist of our CDS contracts. In addition, prior to its exercise on February 11, 2008, the put option under Syncora Guarantee’s capital facility was required to be accounted for at fair value. See “—Liquidity and Capital Resources—Syncora Guarantee Capital Facility.” The change in fair value of our CDS contracts and the aforementioned put option are included for reporting purposes in the “Net change in fair value of derivatives” line item in our Consolidated Financial Statements. This line item consists of two components, which are separately presented in the consolidated statements of operations: (1) “Realized gains and losses and other settlements” and (2) “Unrealized gains and losses.” The “Realized gains and losses and other settlements” component includes (i) net premiums received and receivable on issued credit derivatives, (ii) net premiums paid and payable on purchased credit derivatives, (iii) losses paid and payable to credit derivative counterparties due to the occurrence of a credit event or settlement, and (iv) losses recovered and recoverable on purchased credit derivatives due to the occurrence of a credit event. The “Unrealized gains and losses” component includes anticipated claims payable and anticipated recoveries, as well as all other changes in fair value. See “—Critical Accounting Policies and Estimates—Valuation of Credit Default Swaps” and Note 6 to the Consolidated Financial Statements.

The net change in fair value of derivatives was a net gain of $494.6 million for the year ended December 31, 2008, as compared to a net loss of $1,295.0 million in 2007. The components of these amounts are as follows:

(in thousands)	As of December 31,
	2008	2007	2006
Change in fair value of derivatives:
Realized (losses) gains	$(126,646)	$47,059	$23,674
Unrealized gains (losses)	621,210	(1,342,083)	(10,453)

Net change in fair value of derivatives	$494,564	$(1,295,024)	$13,221

The realized loss of $126.6 million for the year ended December 31, 2008 consists primarily of: (i) a realized loss of $500.0 million incurred in connection with the termination of the Swaps with Merrill Lynch and MLI, in connection with the 2008 MTA, partially offset by (ii) net of gains of $131.7 million resulting from the commutation of certain back-to-back arrangements with affiliates of XL Capital and certain non-affiliates of the Company in connection with the 2008 MTA (see “—Overview of Our Business—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information”), (iii) a $179.6 million gain recognized in connection with the exercise of the put option under Syncora Guarantee’s capital facility (see “—Liquidity and Capital Resources—Syncora Guarantee Capital Facility”), and (iv) $61.6 million of earned premiums from our in-force CDS contracts (see “—Net Premiums Earned” above).

Unrealized losses on derivatives in the table above reflect the reversal of the carrying value of derivative contracts which were settled or commuted, as well as the change in the fair value of our in-force CDS contracts during the period. Our net derivative liability at December 31, 2008, before Non- Performance Risk, was $14,954.4 million ($732.4 million after Non-Performance Risk), as compared to our net derivative liability at December 31, 2007 of $1,346.1 million (prior to the adoption of SFAS 157, we were not required to, and did not, reflect Non-Performance Risk in estimating the fair value of our CDS contracts). See “—Other Measures Used by Management to Evaluate Results of Operations and Financial Condition” for a discussion of Non-Performance Risk. The increase in our net derivative liability before Non-Performance Risk at December 31, 2008, as compared to our net derivative liability at December 31, 2007 primarily relates to an increase in our derivative liabilities associated with our CDS contract guarantees which reference ABS CDOs, CLOs, CDO of CDOs, preinsured CDOs, and synthetic CMBS CDOs. With the exception of ABS CDOs, the increase in such liabilities primarily relates to the widening of the ABX or CDX indices. In regard to our derivative liabilities associated with ABS CDOs, the increase primarily relates to lower broker quotes on the underlying referenced obligations. The aforementioned increase in our derivative liability at December 31, 2008, as compared to December 31, 2007, was partially offset by the reversal of the derivative liabilities associated with the Swaps with Merrill Lynch and MLI, which were terminated in connection with the 2008 MTA, as discussed above. For additional information see “—Overview of Our Business—Exposure to Residential Mortgage Market” and “—Critical Accounting Policies and Estimates—Valuation of Credit Default Swaps.”

Our net derivative liability at December 31, 2007 was $1,346.1 million, as compared to $51.1 million at December 31, 2006. The increase in our net derivative liability primarily related to an increase in our derivative liabilities associated with our CDS contract guarantees of ABS CDOs, which have significant exposure to the residential mortgage market, offset in part by an unrealized gain on the put option in the Syncora Guarantee Capital Facility. See “—Liquidity and Capital Resources.”

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses include current year net losses incurred and adverse or favorable development of prior year net losses and loss adjustment expenses reserves. See “—Critical Accounting Policies and Estimates—Reserves for Losses and Loss Adjustment Expenses.”

The following table presents, for the periods indicated, the activity in our reserves for losses and loss adjustment expenses, net of reinsurance:

(in thousands)
Net beginning balance, January 1, 2006	$78,151

Case reserve provision	162
Loss adjustment expense and unallocated reserve provision	1,625

Net losses and loss adjustment expenses	1,787
Cancellation of contract assumed from affiliate	(1,177)
Paid losses and loss adjustment expenses	(2,031)

Net ending balance, December 31, 2006	76,730

Case reserve provision	51,894
Loss adjustment expense and unallocated reserve provision	15,028

Net losses and loss adjustment expenses	66,922
Paid losses and loss adjustment expenses	(8,078)

Net ending balance, December 31, 2007	135,574

Case reserve provision	1,797,407
Loss adjustment expense and unallocated reserve provision	470

Net losses and loss adjustment expenses	1,797,877
Effect of commuting certain reinsurance agreements(1)	112,746
Paid losses and loss adjustment expenses	(366,021)

Net ending balance, December 31, 2008	$1,680,176

(1)

Represents the effect on our reserves for unpaid losses and loss adjustment expenses of commuting certain reinsurance agreements in connection with the 2008 MTA. See “—Overview of Our Business—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information”.

Net losses and loss adjustment expenses in 2008 were $1,797.9 million, an increase of $1,728.5 million, as compared to $69.4 million recorded in 2007. The increase in net losses and loss adjustment expenses primarily resulted from adverse loss development on certain of our guarantees which are supported by HELOC, CES and Alt-A mortgage loan collateral. See Note 16 to our Consolidated Financial Statements for detailed information in regard to losses and loss adjustement expenses.

Net losses and loss adjustment expenses in 2007 were $69.4 million, an increase of $56.5 million as compared to $12.9 million recorded in 2006. The increase in net losses and loss adjustment expenses primarily resulted from a charge of $216.7 million ($37.2 million net of reinsurance) relating to adverse loss development on certain of our guarantees of obligations supported by HELOC and CES mortgage collateral which was due to deterioration in the credit quality of such collateral, as well as a charge of $9.5 million with respect to two related reinsured international transportation project financings. See Notes 16(a) and 16(g) to the Consolidated Financial Statements for additional information.

Acquisition Costs, Net

As a result of our decision to suspend writing substantially all new business there were no operating costs deferred during the year ended December 31, 2008 and there will be no such costs deferred in the future unless we recommence writing new business. The following table presents the components of acquisition costs, net, for the years ended December 31, 2008, 2007 and 2006:

(in thousands)	Year Ended December 31,
	2008	2007	2006
Amortization of deferred acquisition costs and ceding commissions
Acquisition costs	$19,127	$27,284	$22,422
Ceding commissions	(2,026)	(7,313)	(6,182)

Acquisition costs, net	$17,101	$19,971	$16,240

Capitalized acquisition costs consist of premium and excise taxes, rating agency fees and legal costs associated with the production of new business, as well as a portion of compensation, travel and entertainment and marketing costs. Such capitalized acquisition costs are reduced by ceding commission income on premiums ceded to reinsurers.

The decrease in acquisition costs resulted primarily from: (i) the absence of any write-off of deferred acquisition costs in 2008 due to the inability to recover such costs from the profits of the underlying business, as compared to 2007 in which we recorded a $3.1 million charge relating thereto, and (ii) the classification of certain costs as operating expenses in 2008, offset in part by (iii) lower amortization of deferred ceding commissions of $5.3 million resulting from the commutation of certain reinsurance agreements in connection with the 2008 MTA, and (iv) higher amortization of deferred acquisition costs of $8.3 million from Refundings, as compared to $2.7 million in 2007.

Amortization of acquisition costs were $20.0 million for the year ended December 31, 2007, an increase of $3.8 million, as compared to $16.2 million in 2006 (which included $2.7 million and $2.2 million, respectively, of accelerated amortization of deferred acquisition costs due to Refundings in 2007 and 2006). Excluding the impact of Refundings, the increase of $5.1 million primarily reflects a write-off of deferred acquisition costs of $3.1 million related to certain guarantees of obligations supported by HELOC and CES mortgage loan collateral on which we have recognized losses, as well as higher premium taxes resulting from growth in our in-force business.

Amortization of deferred ceding commission revenue for the year ended December 31, 2007 increased by $1.1 million, as compared to 2006, due to an increase in ceded premiums earned resulting from continued exposure management.

Loss on Commutation of Reinsurance Agreements

The loss on commutation of reinsurance agreements during the year ended December 31, 2008 of $42.4 million resulted from the transactions contemplated by the 2008 MTA. See “—Overview of Our Business—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information” for details. There were no losses on commutations of reinsurance agreements for the years ended December 31, 2007 and 2006.

Operating Expenses

Operating expenses were $230.8 million for the year ended December 31, 2008, an increase of $131.9 million or 133.4%, as compared to $98.9 million for 2007. The increase resulted primarily from: (i) substantially higher expenses for professional services (including legal, financial advisory, consulting, accounting and tax services) in connection with the 2008 MTA, as well as ongoing restructuring efforts, including the transactions contemplated by the Letter of Intent, (ii) a charge for the abandonment of certain leased office premises, (iii) an impairment charge related to our insurance licenses, and (iv) severance costs associated with the reduction of our workforce.

Operating expenses were $98.9 million in 2007, an increase of $19.9 million, or 25.2%, as compared to $79.0 million in 2006. The increase in operating expenses in 2007, as compared to 2006, was primarily attributable to higher corporate expenses, professional fees and compensation costs.

Income Tax Expense (Benefit)

For the year ended December 31, 2008, we reported an income tax benefit of $2.7 million, as compared to income tax expense of $16.4 million in 2007.

For the year ended December 31, 2007, we reported income tax expense of $16.4 million, an increase of $13.3 million, as compared to income tax expense of $3.1 million reported in 2006.

We concluded that future income forecasted to be generated is insufficient to cause the realization of our deferred tax assets within a reasonable period, thus a valuation allowance has been established against the entire deferred tax asset at December 31, 2008 and 2007. See Note 17 to the Consolidated Financial Statements included elsewhere herein for further details.

Minority Interest—Dividends on Preferred Shares of Subsidiary

Minority interest consists of the Series A redeemable preferred shares of Syncora Guarantee and the Series B Preferred Shares issued by Syncora Guarantee Re. In connection with the merger, on September 4, 2008, of Syncora Guarantee Re with and into Syncora Guarantee, the Series A preferred shares were cancelled and the Series B Preferred Shares became Syncora Guarantee’s Series B Preferred Shares.

Dividends on preferred shares of subsidiary were $5.4 million for the year ended December 31, 2008, an increase of $1.9 million, as compared to $3.5 million in 2007. The increase was due to the dividends on the Series B Preferred Shares, which were issued on February 11, 2008, offset by a decrease in dividends on the Series A preferred shares as a result of an extraordinary dividend and redemption. See “—Liquidity and Capital Resources—Syncora Guarantee Capital Facility” and “—Liquidity and Capital Resources—Syncora Guarantee Re Series A Preferred Shares Extraordinary Dividend and Redemption”.

Dividends on preferred shares of subsidiary were $3.5 million for year ended December 31, 2007, a decrease of $4.5 million, as compared to $8.0 million in 2006. The decrease was due to the aforementioned extraordinary dividend and redemption.

Dividends on Syncora Holdings Series A Preference Shares

Because dividends on our Syncora Holdings Series A Preference Shares are non-cumulative and the declaration of such dividends are subject to the discretion of our Board of Directors, under GAAP such dividends can only be recognized when declared by our Board of Directors and may not be accreted ratably over each fiscal year. In addition, because the governing documents underlying the Syncora Holdings Series A Preference Shares provide for semi-annual dividends, dividends will only be recognized during the first and third quarters of each fiscal year, if declared by the Board of Directors. Our Board of Directors did not declare a dividend during the year ended December 31, 2008 or at any meeting thereafter to the filing date of this report. On August 5, 2008, Syncora Holdings entered into an undertaking with the NYID pursuant to which it agreed not to make any dividends or distributions to its shareholders during an eighteen month period beginning on that date without the NYID’s express written consent. See “—Liquidity and Capital Resources—Syncora Holdings Liquidity” and “Risk Factors—Risks Related to Ownership of Our Common Shares—We have agreed not to make any dividends or distributions to our shareholders for a period of time and failure by us to pay dividends on the Syncora Holdings Series A Preference Shares could have a material adverse effect on the common shareholders’ board representation.” During the year ended December 31, 2007 a semi- annual dividend of $8.4 million on the Syncora Holdings Series A Preference Shares was declared July 31, 2007 by our Board of Directors and paid on October 1, 2007 to shareholders of record of the Syncora Holdings Series A Preference Shares on September 28, 2007.

Liquidity and Capital Resources

Liquidity Resources

We define liquidity resources to include our investments in debt securities, short-term investments, cash and cash equivalents, and accrued investment income. Previously our definition of liquidity resources also included the Syncora Guarantee capital facility (see “—Syncora Guarantee Capital Facility” below for details) and the capacity for revolving credit loans under the Credit Agreement (see “—Letter of Credit and Liquidity Facility” below for details). In connection with the 2008 MTA, the revolving credit loan capacity under the Credit Agreement was permanently reduced to zero. See “—Overview of Our Business—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information”. In addition, on February 11, 2008, Syncora Guarantee Re issued Series B Preferred Shares (see “—Syncora Guarantee Capital Facility” below for details).

At December 31, 2008 and 2007, our total liquidity resources (including restricted cash) on a consolidated basis were $3.6 billion and $3.2 billion, respectively. For the year ended December 31, 2008, net cash used in operating activities and provided by financing activities was $1,758.6 million and $1,776.3 million, respectively. Net cash used in operating activities was primarily attributable to the transfer of $971.8 million to restricted cash for the benefit of the Counterparties and other ceding companies, as well as to gross paid claims on RMBS and public finance credits of $621.8 million. Net cash provided by financing activities was driven from proceeds received from XL Capital in connection with the 2008 MTA (see “—Overview of Our Business—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information”), and the issuance of the aforementioned Series B Preferred Shares by Syncora Guarantee Re. Net cash provided by investing activities of $335.4 million for the year ended December 31, 2008, reflects the receipt of net proceeds from the sales of securities, scheduled maturities of debt securities, and reinvestment of such proceeds into short-term cash equivalents.

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

In the ordinary course of business, we evaluate our liquidity resource needs in light of our expenses, our dividend policy, and the dividend paying ability of Syncora Guarantee. Based on our liquidity resources as of December 31, 2008, which aggregated $31.9 million at our holding company on a stand-alone basis, the income we expect to receive from such liquidity resources, and our estimated expenses, we believe that our holding company will have sufficient liquidity to fund its obligations over the next twelve months. There can be no assurance that actual results will not differ materially from our estimates.

The payment of dividends or advances from Syncora Guarantee is subject to regulatory restrictions. New York Insurance Law contains a test governing the amount of dividends that Syncora Guarantee can pay in any year and, as a result of the application of such test, Syncora Guarantee cannot currently pay dividends. In addition, Syncora Guarantee entered into an undertaking with the NYID pursuant to which it agreed not to pay any dividends to the shareholders of Syncora Guarantee, including Syncora Holdings without the prior consent of the NYID during a two-year period commencing on November 18, 2008.

Syncora Holdings’ Board of Directors did not declare either a quarterly dividend with respect to its common shares or a semi-annual dividend with respect to the Syncora Holdings Series A Preference Shares. On August 5, 2008, Syncora Holdings entered into an undertaking with the NYID pursuant to which it agreed not to make any dividends or distributions to its shareholders during an eighteen month period beginning on that date without the NYID’s express written consent. Any future dividends will be subject to the discretion and approval of the Board of Directors, applicable law and regulatory and contractual requirements. If dividends on the Syncora Holdings Series A Preference Shares are not paid in an aggregate amount equivalent to dividends for six full quarterly periods, whether or not declared or whether or not consecutive, holders of the Syncora Holdings Series A Preference Shares will have the right to elect two persons who will then be appointed as additional directors to the board of Syncora Holdings. As of March 31, 2009, dividends on the Syncora Holdings Series A Preference Shares have not been paid in an aggregate amount equivalent to six quarterly periods and therefore holders of the Syncora Holdings Series A Preference Shares have the right to elect two persons to serve on our Board of Directors.

Syncora Guarantee’s Liquidity

Liquidity resources at Syncora Guarantee are primarily used to pay its operating expenses, claims, premiums for reinsurance and purchased credit derivatives, support in-force business, and pay dividends to us, as well as to make investments from time to time in its subsidiary, Syncora Guarantee-UK. Syncora Guarantee’s principal sources of liquidity resources are its portfolio of liquid assets and its net operating cash flow. Syncora Guarantee’s liquidity resources can be affected by the amount and timing of claim payments, changes in interest rates, as well as the other factors described under “—Overview of Our Business—Key Factors Affecting Our Results of Operations.” In addition, Syncora Guarantee’s liquidity resources will be materially affected if we are successful in consummating the transactions contemplated by the Letter of Intent.

Syncora Guarantee’s liquidity resources include investments in debt securities, short-term investments, cash and cash equivalents and accrued investment income. These liquidity resources are subject to market conditions, regulation and rating agency requirements and we cannot guarantee that it will have sufficient liquidity resources in the future or that it will not have to seek alternative sources of liquidity, which may be more expensive than its current liquidity resource options. Based on our estimates, we believe, however, that Syncora Guarantee’s sources of liquidity are adequate to meet its anticipated needs for at least the next twelve months. There can be no assurance that actual results will not differ materially from our estimates. However, substantially all of Syncora Guarantee’s CDS contracts have mark-to-market termination payments following the occurrence of events that are outside Syncora Guarantee’s control, such as Syncora Guarantee being placed into receivership, or rehabilitation by the NYID or the NYID taking control of Syncora Guarantee or, in limited cases, Syncora Guarantee’s insolvency. There can be no assurance that counterparties to Syncora Guarantee’s CDS contracts, including the Counterparties, will not assert that events have occurred which require Syncora Guarantee to make mark-to-market termination payments. If such events were to occur, the aggregate termination payments that we may be required to pay would significantly exceed our ability to make such payments and, accordingly, such events would have a material adverse effect on our financial position and results of operations. If Syncora Guarantee were required to pay termination values under its CDS contracts, Syncora Guarantee would not have sufficient liquidity to fund its obligations as they become due. See “Risk Factors—Risks Related to Our Company—If Syncora Guarantee should become subject to a regulatory proceeding or becomes insolvent, the holders of certain of the CDS contracts Syncora Guarantee has insured may asset the right to terminate the contracts and require Syncora Guarantee to pay them the termination values, which under current market conditions would be in excess of Syncora Guarantee’s resources.” and “—Overview of Our Business—Continuing Risks and Uncertainties Affecting Us, Assessment of Our Ability to Continue as a Going Concern, and Description of Our On-Going Strategic Plan”.

In connection with the transactions comprising the 2008 MTA, we have placed certain restrictions on Syncora Guarantee’s liquidity resources. Syncora Guarantee agreed to hold in a segregated account an aggregate amount of $820 million in cash (plus interest thereon, premiums paid by the Counterparties from July 28, 2008 through October 31, 2008 and any proceeds from the sale by the trust of XL Capital’s common shares of Syncora Holdings, in the event such shares are sold) for the purpose of commuting, terminating, amending or otherwise restructuring existing agreements with the Counterparties pursuant to an agreement to be negotiated with the Counterparties. At December 31, 2008, the carrying value of invested assets in the trust was approximately $837.6 million. Pursuant to the 2008 MTA, Syncora Guarantee agreed to certain limitations on its access to the funds in the segregated account. In the event that Syncora Guarantee becomes subject to a rehabilitation or liquidation proceeding, the funds shall no longer be separately held, segregated or limited in use for commutations or restructurings, and will be part of the general assets of Syncora Guarantee. Any agreement with the Counterparties will require addressing Syncora Guarantee’s public finance business to the satisfaction of the New York Superintendent.

In regard to the direct financial guarantee business underwritten by Syncora Guarantee, our general practice was not to agree to ratings-based triggers which require the mandatory posting of collateral or which would otherwise have a material adverse impact on our liquidity position. However, from time to time we may elect to post collateral. The transactions which have ratings-based triggers usually require downgrades of several notches before such triggers are breached. Typical consequences for breach of such ratings-based triggers may include (a) loss or sharing of our voting/control rights or (b) optional termination by the counterparty which, if exercised, generally results in the loss of future premium. In many instances, these consequences can be cured by certain corrective actions taken by us at our option within stipulated time periods (with limited exceptions, usually 20 to 30 days). Because of the decline in Syncora Guarantee’s ratings, holders of our financial guarantees may elect to exercise their rights to terminate our financial guarantees thereby decreasing future premiums payable to us.

The inwards agreements under which Syncora Guarantee Re reinsured and now Syncora Guarantee reinsures business and provides credit protection in the form of derivatives contain ratings-based triggers whereby if Syncora Guarantee is downgraded to a level of “AA+” to “A+” (which have been triggered), depending upon the agreement, the ceding company or counterparty has the right, but not the obligation, to terminate the agreement and take back generally all or a fixed percentage of all transactions transferred under a given agreement. Syncora Guarantee may generally, but is not obligated to, provide collateral to an extent which gives the primary insurer the ability to obtain full financial credit for our reinsurance or credit protection. If the ceding company or counterparty elects to terminate the agreement on a cut-off basis and depending upon the agreement, Syncora Guarantee may be required to pay to the ceding company or counterparty the statutory unearned premiums on the policies or contracts and Syncora Guarantee would forgo any future installment premiums for which its coverage is terminated. In connection with the 2008 MTA, FSA has undertaken to use its best efforts to reassume such reinsurance from Syncora Guarantee for a period of nine months after the Closing Date. See “—Overview of Our Business—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information. In addition, under certain of our agreements with ceding companies and counterparties, in the event of a downgrade of Syncora Guarantee (which has already occurred) or upon the occurrence of other trigger events, the ceding companies or counterparties that have ceded or transferred business to us generally have the right (subject to applicable cure periods) to a stipulated increase in ceding commissions (which will, if such right is exercised, continue to adversely affect our liquidity) to a prearranged level in line with the rating of Syncora Guarantee and any such increases will reduce cash flow from operations. Other termination triggers also exist such as: (i) decline in our policyholders’ surplus of more than 25% from one quarter to the next, (ii) insolvency, (iii) illegality and other standard termination provisions. The ceding company or counterparty typically has the option as to whether policies are terminated on a run-off or cut-off basis.

Certain outwards agreements under which Syncora Guarantee cedes business or transfers risk generally contain ratings-based triggers whereby if Syncora Guarantee is downgraded generally to a level of “AA/Aa2” to “A/A3,” which has occurred, depending upon the agreement, the reinsurer or counterparty has the right, but not the obligation, to terminate the agreement on a run-off basis.

Should Syncora Guarantee recapture business as a result of the downgrade of its respective reinsurers (when permitted by the related reinsurance agreement) or as a result of a commutation or termination, such re-recaptured policies or contracts may be policies or contracts where losses are expected or may develop, further increasing our losses.

Syncora Guarantee Cash Flows

Cash Flows. Syncora Guarantee reported net cash used in operating activities of approximately $1,776.5 million for the year ended December 31, 2008, an approximate $2,064.2 million decrease, as compared to $287.7 million of net cash provided by operating activities during 2007. The decrease in Syncora Guarantee’s net cash provided by operations is primarily due to the transfer of $971.8 million to restricted funds primarily for the benefit of our Counterparties and other ceding companies, claim payments made during the 2008 period as well as lower business production as compared to the prior year, as a result of suspending the writing of substantially all new business.

Syncora Guarantee reported net cash provided by investing activities of approximately $337.4 million for the year ended December 31, 2008, an increase of $783.3 million, as compared to net cash used in investing activities of $445.9 million during 2007. The increase is primarily attributable to the redeployment of redemptions, maturities and coupon interest into cash and cash equivalents as we continue to focus on enhancing our liquidity. See “—Liquidity and Capital Resources” above.

As of December 31, 2008 and 2007, Syncora Guarantee had readily marketable debt securities and short-term investments with a carrying value of approximately $1,985.6 million and $2,430.8 million, respectively. In addition, at those dates, approximately 99.2% or more of Syncora Guarantee’s fixed income portfolio was rated “A” or higher.

It would be an event of default under most of the CDS contracts insured by Syncora Guarantee if Syncora Guarantee should become insolvent or placed into rehabilitation, receivership, liquidation or other similar proceedings by a regulator. If there were an event of default or termination event under the CDS contracts guaranteed by Syncora Guarantee, as a result of Syncora Guarantee’s insolvency or otherwise, while the event of default or determination event continued, in certain cases the holders of these CDS contracts may have the right to terminate the CDS contracts and to assert claims for termination payments from Syncora Guarantee, based on the market value of the CDS contracts at the time of termination. If Syncora Guarantee were required to make such payments, under current market conditions this amount would, in the aggregate, be significantly in excess of its ability to pay. See “—Overview of Our Business—Continuing Risks and Uncertainties Affecting Us, Assessment of Our Ability to Continue as a Going Concern, and Description of Our On-Going Strategic Plan” and “Risk Factors—Risks Related to Our Company—If Syncora Guarantee should become subject to a regulatory proceeding or becomes insolvent, the holders of certain of the CDS contracts Syncora Guarantee has insured may assert the right to terminate the contracts and require Syncora Guarantee to pay them the termination values, which under current market conditions would be in excess of Syncora Guarantee’s resources.”

Ceded Reinsurance Recoverables

Historically, we managed our in-force portfolio of guaranteed obligations based on, and to comply with, regulatory and rating agency single-risk limits and internal credit guidelines. Single-risk limits are designed to avoid concentration in single names and to mitigate event risk and are calculated as a percentage of capital. For transactions that exceed these limits or guidelines, we generally transferred the excess to XLI, XL RE AM, or other third-parties through reinsurance or back-to-back derivative transactions. Generally, all such reinsurance is structured as facultative quota share reinsurance in which the reinsurer is liable to us for its quota share of the applicable policies that we issue, regardless of when the loss occurs. The back-to-back derivative transfers are structured in the same manner. Accordingly, related reserves for unpaid losses and loss adjustment expenses (including unallocated loss reserves) and the anticipated claims and recoveries, are transferred in accordance with such contracts. In connection with transactions comprising the 2008 MTA, we commuted substantially all retrocession agreements that we had in place. See “—Overview of Our Business—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information”.

The following tables present, by reinsurer/counterparty, the amount of our in-force principal/notional exposure transferred to such reinsurer/counterparty as of December 31, 2008 and 2007:

(in millions, except percentages)	As of December 31, 2008			As of December 31, 2007
	Ceded Par Outstanding	% Of Gross Par Outstanding	Reinsurance Balances Recoverable	Ceded Par Outstanding	% Of Gross Par Outstanding	Reinsurance Balances Recoverable
XLI	$—	—%	$—	$5,138.0	2.8%	$323.8
XL RE AM	—	—	—	2,367.0	1.4	52.4
AAA Companies(1)	—	—	—	4,852.0	2.7	44.5
AA Companies and others(2)	980.6	0.7	1.5	6,061.2	3.3	11.8

Total	$980.6	0.7%	$1.5	$18,418.2	10.2%	$432.5

(1)	“AAA Companies” means those firms that have both an “AAA” rating from S&P and an “Aaa” rating from Moody’s.

(2)

“AA Companies and others” means those firms (other than XLI) that have either an “AA” category rating from S&P and/or an “Aa” category rating from Moody’s or have an investment grade rating but do not have a financial enhancement rating from S&P.

Syncora Guarantee’s reinsurer’s are not required to post collateral to secure the reinsurance recoverables from them (but may elect to post collateral for their obligations in lieu of termination or in lieu of an increase in ceding commission allowance) and accordingly, we are subject to their credit risk. In these circumstances we have the right to terminate on a cut-off basis (meaning that the reinsurance coverage is terminated in full and the reinsurer generally is required to return unearned premium) or a run-off basis (meaning that the reinsurance coverage remains in place for existing policies ceded but no new obligations may be ceded to the reinsurer) at any time by written notice, if we choose to recapture the risk ceded to these reinsurers. As a result of any such recapture, we would cease to have reinsurance for the losses on the transactions formerly ceded to reinsurers.

Letter of Credit and Liquidity Facility

On August 1, 2006, we and certain of our subsidiaries entered into an aggregate $500 million, five-year letter of credit and revolving credit facility (the “Facility”) with a syndicate of banks, for which Citibank N.A. is the administrative agent (the “Administrative Agent”). The Facility provides for letters of credit of up to $250 million and up to $250 million of revolving credit loans with the aggregate amount of outstanding letters of credit and revolving credit loans thereunder not to exceed $500 million. Concurrent with the execution of the Master Transaction Agreement, we entered into Amendment No. 2 with the lenders under the Credit Agreement. Pursuant to Amendment No. 2 we agreed (i) to permanently reduce the availability under its revolving credit facility from $250 million to zero, (ii) to reduce the availability under the letter of credit facility to the amount of the letter of credit exposure as of July 28, 2008 and subsequently further reduce such exposure for any outstanding letters of credit for FSA’s benefit upon the closing the Commutation Agreement, and (iii) to collateralize the remaining letters of credit after the consummation of the transactions comprising the Master Transaction Agreement. In consideration of the foregoing, the lenders under the Credit Agreement have agreed to (i) forbear from declaring certain defaults, if any, as set forth in the Amendment No. 2, (ii) waive such defaults, if any, upon the satisfaction of certain conditions set forth in the Amendment No. 2, (iii) grant certain waivers in connection with the consummation of the Master Transaction Agreement and (iv) not instruct the Administrative Agent to send, and the Administrative Agent has agreed that it shall not send, a notice of non-renewal with respect to any outstanding letters of credit (other than the letter of credit for FSA’s benefit, which was canceled and returned to the Administrative Agent prior to the Closing Date) with regard to any renewal of a letter of credit during calendar year 2008. There is no assurance that the Administrative Agent and the lenders will renew the outstanding letters of credit when they are subject to renewal during calendar year 2009.

On March 31, 2009, we entered into Amendment No. 3 with the lenders under the Credit Agreement, whereby we agreed to collateralize the remaining letters of credit in an amount equal to 105% of the total letter of credit exposure as of such date, plus any accrued and unpaid interest and fees thereon, plus all other accrued and unpaid obligations of the account parties under the Credit Agreement. In consideration of the foregoing, the lenders under the Credit Agreement have agreed to permanently waive (i) the requirement that audited financial statements of each account party (other than Syncora Guarantee) be delivered within 90 days of the end of the fiscal year (provided that such audited financial statements shall be delivered within 120 days of the end of the fiscal year); (ii) the requirement that audited financial statements as reported on by the independent public accountants, not have a “going concern” or like qualification or exception nor any qualification or exception as to the scope of such audit; (iii) the covenant relating to Syncora Holdings’ ratio of total funded debt to total capitalization; (iv) the covenant relating to Syncora Holdings’ consolidated net worth; and (v) any defaults as a result of the account parties not satisfying the requirements waived in clauses (i) through (iv) above or certain other requirements set forth in the Credit Agreement (as more fully described in Amendment No. 3).

Interest and fees payable under the Facility shall be determined based upon certain spreads over defined benchmarks, principally LIBOR.

The Facility contains financial covenants that require that we at any time (a) prior to August 1, 2008, maintain a minimum consolidated net worth (defined as total shareholders’ equity before accumulated other comprehensive income and excluding the effect of any adjustments required under SFAS No. 133) of $857.4 million, (b) on or after August 1, 2008, maintain a minimum consolidated net worth (as defined above) equal to the greater of (1) $857.4 million or (2) an amount equal to 65% of the consolidated net worth (as defined above) as of the end of the then most recent fiscal year or fiscal quarter of Syncora Holdings for which financial statements shall have been delivered, and (c) maintain a maximum total funded debt-to-total capitalization ratio of 30%. As described above, we received a permanent waiver from the lenders with respect to the consolidated net worth covenant. The Facility also contains certain covenants, including restrictions on mergers, acquisitions and other business consolidations; the sale of assets; incurrence of indebtedness; liens on our assets; and transactions with affiliates. In addition, the Facility contains certain customary provisions regarding events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to certain other indebtedness, certain events of bankruptcy and insolvency, material judgments, certain events under the Employee Retirement Income Security Act of 1974, as amended, and changes of control. The Facility also requires that we deliver audited financial statements without a "going concern" or like qualification or exception and without any qualification or exception as to the scope of such audit. As described above, we received a permanent waiver from the lenders with respect to the requirement that our audited financial statements do not contain a “going concern” or like qualification or exception and without any qualification or exception as to the scope of such audit. As of December 31, 2008, Syncora Guarantee had letters of credit outstanding under the Facility of $15.2 million, which were established for the benefit of primary insurance companies reinsured by us. No revolving loans have been drawn by us under the Facility since its inception. Primary companies reinsured by us may require us to provide collateral or letters of credit so they can receive reinsurance credit under certain U.S. state laws. In addition, under certain of our reinsurance agreements, we have the option to provide collateral or letters of credit in favor of the primary companies we reinsure in the event of a downgrade of our credit ratings or other events which would diminish the reinsurance credit provided to such primary companies by the rating agencies for our reinsurance. Although our credit ratings were downgraded, as of the date hereof, we have not received a request from any of the primary companies we reinsure to provide collateral or letters of credit and we have not made any determination whether we will provide collateral or letters of credit to such primary companies. As of December 31, 2008, we had no additional letter of credit capacity available.

Syncora Guarantee Capital Facility

In December 2004, Syncora Guarantee Re entered into a put option agreement and an expense reimbursement agreement (the “Asset Trust Expense Reimbursement Agreement”) with Twin Reefs Asset Trust (the “Asset Trust”). The put option agreement provided Syncora Guarantee Re (and after the merger of Syncora Guarantee Re with and into Syncora Guarantee, continues to provide Syncora Guarantee) with the irrevocable right to require the Asset Trust at any time and from time to time to purchase non-cumulative perpetual Series B Preferred Shares with an aggregate liquidation preference of up to $200 million. There is no limit to the number of times that Syncora Guarantee may exercise the put option, redeem the Series B Preferred Shares from the Asset Trust and exercise the put option again. Syncora Guarantee is obligated to reimburse the Asset Trust for certain fees and ordinary expenses. To the extent that any Series B Preferred Shares are put to the Asset Trust and remain outstanding, a corresponding portion of such fees and ordinary expenses will be payable by Syncora Guarantee pursuant to the Asset Trust Expense Reimbursement Agreement. The put option agreement is perpetual but would terminate on delivery of notice by Syncora Guarantee on or after December 9, 2009, or under certain defined circumstances, such as the failure of Syncora Guarantee to pay the put option premium when due or bankruptcy. The premium payable by Syncora Guarantee is the sum of certain trustee and investment managers expenses, the distribution of income paid to holders of the pass-through trust securities, less the investment yield on the eligible assets purchased using the proceeds originally raised from the issuance of the pass-through securities. The eligible securities (which are generally high-grade investment securities) are effectively held in trust to be used to fund the purchase of any Series B Preferred Shares upon exercise of the put.

The Series B Preferred Shares were created in conjunction with the establishment of the Asset Trust. The Series B Preferred Shares are non-cumulative redeemable perpetual preferred shares with a par value of $120 per share. The Series B Preferred Shares rank prior to Syncora Guarantee’s common shares, and have a liquidation preference of $100,000 each. In the event that Syncora Guarantee exercises its put option to the Asset Trust and the Series B Preferred Shares are issued, the holders of outstanding Series B Preferred Shares shall be entitled to receive, in preference to the holders of Syncora Guarantee’s,common shares, cash dividends at a percentage rate per Series B Preferred Share as follows:

(1)	for any dividend period ending on or prior to December 9, 2009, one-month LIBOR plus 1.00% per annum, calculated on an actual/360 basis; and

(2)	for any subsequent dividend period, one-month LIBOR plus 2.00% per annum, calculated on an actual/360 basis.

The holders of the Series B Preferred Shares will not be entitled to any voting rights as shareholders of Syncora Guarantee and their consent will not be required for taking any corporate action. Subject to certain requirements, the Series B Preferred Shares may be redeemed, in whole or in part, at the option of Syncora Guarantee at any time or from time to time after December 9, 2009 for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon to the date of redemption without interest on such unpaid dividends.

On February 11, 2008, Syncora Guarantee Re exercised the put option, for the first time since the inception of the facility, to issue $200 million of the Series B Preferred Shares which, if declared, by Syncora Guarantee Re’s Board of Directors, or subsequent to the merger, Syncora Guarantee’s Board of Directors, will pay monthly dividends as discussed above. On February 26, 2008, Syncora Guarantee Re’s Board of Directors declared dividends on the Series B Preferred Shares at the applicable rate for the next three monthly periods and on May 6, 2008, Syncora Guarantee Re elected to declare dividends on the Series B Preferred Shares at the required rate for the succeeding month. On July 25, 2008, Syncora Guarantee Re elected to declare dividends on the Series B Preferred Shares at the required rate for the July 2008 and August 2008 periods. Syncora Guarantee did not declare dividends on the Series B Preferred Shares for any period after August 2008 through the date hereof.

Syncora Guarantee Series A Preferred Shares Extraordinary Dividend and Redemption

On February 27, 2007, the Board of Directors of Syncora Guarantee Re approved: (i) an extraordinary dividend of $15.0 million on Syncora Guarantee Re Series A Preferred Shares, and (ii) a reduction in the stated value of the remaining outstanding Syncora Guarantee Re Series A Preferred Shares by a corresponding amount. Payment of the extraordinary dividend and the reduction in the stated value of the Syncora Guarantee Re Series A Preferred Shares occurred on March 30, 2007. This transaction was accounted for as a redemption of the preferred shares. In connection with the 2008 MTA, Syncora Holdings purchased all the outstanding Syncora Guarantee Re Series A Preferred Shares in exchange for $2.9 million and contributed them to Syncora Guarantee. See “—Overview of Our Business—Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information”. In connection with the merger of Syncora Guarantee Re with Syncora Guarantee, such shares were cancelled.

Long-Term Contractual Obligations

The following table presents our long-term contractual obligations and related payments as of December 31, 2008, due by period:

(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligations:
Operating lease obligations	$98.3	$7.7	$15.5	$14.9	$60.2
Other contractual obligations(1)	12.0	4.0	8.0	—	—
Anticipated claim payments(2)	14,403.6	878.2	618.7	344.1	12,562.6

Total	$14,513.9	$889.9	$642.2	$359.0	$12,622.8

(1)

The Company is liable under an information technology outsourcing agreement that it entered into with International Business Machines Corporation (“IBM”) on October 1, 2006. Pursuant to the agreement IBM will: (i) provide the Company with all its information technology hardware, (ii) provide all support services to maintain such hardware and provide for efficient disaster recovery, (iii) develop a transition plan for the Company’s systems from its existing hardware to new hardware, and (iv) maintain the Company’s technology at a level that allows the Company to take advantage of technological advances. In consideration for these services the Company is obligated to pay IBM approximately $4.0 million per annum for the five year term of the contract. Expense incurred by the Company under this agreement was $5.3 million, $4.6 million and $0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)

The timing and ultimate amount of the claims payments, net of anticipated recoveries before giving effect to reinsurance, could differ materially from our estimated amounts. For information regarding the estimates for unpaid loss and loss expenses as well as factors affecting potential payment patterns of reserves for actual and potential claims related to our different lines of business, see “—Critical Accounting Policies and Estimates” above.

Off-Balance Sheet Arrangements

As of December 31, 2008 and 2007, we did not have any off-balance sheet arrangements that were not accounted for or disclosed in the Consolidated Financial Statements. See “—Liquidity and Capital Resources—Syncora Guarantee Capital Facility” above and Note 9 to our Consolidated Financial Statements.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts—An interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). SFAS 163 clarifies how SFAS 60 applies to financial guarantee insurance contracts. SFAS 163, among other things, changes current industry practices with respect to the recognition of premium revenue and claim liabilities. Under SFAS 163, a claim liability on a financial guarantee insurance contract is recognized when the insurance enterprise expects that a claim loss will exceed the deferred premium revenue (liability) for that contract based on expected cash flows. The discount rate used to measure the claim liability is based on the risk-free market rate and must be updated each quarter. Premium revenue recognition, under SFAS 163 is based on applying a fixed percentage of the premium to the amount of outstanding exposure at each reporting date (referred to as the level-yield approach). In addition, in regard to financial guarantee insurance contracts where premiums are received in installments SFAS 163 requires that an insurance enterprise recognize an asset for the premium receivable and a liability for the unearned premium revenue at inception of a financial guarantee insurance contract and, that such recognition should be based on the following:

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

•	The discount rate used to measure the premium receivable (asset) and the deferred premium revenue (liability) should be the risk-free rate.

We expect that the initial effect of applying SFAS 163 will be material to our financial statements. In particular, we expect that implementation of SFAS 163 will cause us to de-recognize our reserves for unallocated losses and loss adjustment expenses and preclude us from providing such reserves in the future (see Note 16 to the Consolidated Financial Statements).

SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. In addition, beginning the third quarter of 2008, we are required to make certain disclosures describing the Company’s guarantees that are being closely monitored as a result of deterioration or other adverse developments (see Note 16 to the Consolidated Financial Statements).

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. We adopted the provisions of SFAS 157 on January 1, 2008. See Note 6 to our Consolidated Financial Statements for disclosure of the effect on our financial position and results of operations of the adoption of SFAS 157 and Note 6 and 7 to the Consolidated Financial Statements for certain other disclosures required under SFAS 157.

FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active: An Amendment of FASB Statement No. 157”

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active: An Amendment of FASB Statement No. 157” (“FSP No. FAS 157-3”). FSP No. FAS 157-3 applies to financial assets within the scope of SFAS 157 for which other accounting pronouncements require or permit fair value measurements. FSP No. FAS 157-3 clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The provisions are effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of this FSP need not be applied to immaterial items. We adopted FSP No. FAS 157-3 upon its issuance and it did not have any effect on our financial condition, results of operations or cash flows.

FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP No. FAS 133- 1 and FIN 45-4”). FSP No. FAS 133-1 and FIN 45-4 require enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude derivative instruments accounted for at fair value under SFAS No. 133. We adopted FSP No. FAS 133-1 and FIN 45-4 for our financial statements prepared as of and for the year ended December 31, 2008. Since FSP No. FAS 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP No. FAS 133-1 and FIN 45-4 did not affect our financial condition, results of operations or cash flows.

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

Proposed FASB Staff Position EITF 03-6-a, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”

In October 2006, the FASB issued proposed FASB Staff Position EITF 03-6-a, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FASB Staff Position (“FSP”) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share.” A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. Under the terms of our restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return such dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP will have an effect on our EPS calculations. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted.

EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit with respect to dividends or dividend equivalents for non-

vested restricted shares or restricted share units that are paid to employees be recorded as an increase to additional paid-in-capital. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, with early adoption permitted. We adopted EITF Issue No. 06-11 on January 1, 2008 and it did not have any effect on our financial statements.

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

At December 31, 2008, our consolidated fixed-income portfolio consisted of debt securities and cash and cash equivalents with a carrying value of $3.6 billion and $2.7 billion, respectively. Our debt securities are designated as available for sale in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fixed-income portfolio is reported at fair value in accordance with SFAS 115, and the change in fair value is reported as part of accumulated other comprehensive income. Short-term investments consist of securities with maturities equal to or greater than 90 days but less than one year at time of purchase.

The average duration of our investment portfolio was 1.8 years at December 31, 2008 as compared to 3.3 years as of December 31, 2007.

The table below shows the percentage of our fixed-income portfolio by credit rating (excluding cash and cash equivalents) at December 31, 2008:

Total
Credit Rating(1):
AAA	69.6%
AA	13.1
A	16.5
BBB	0.7
BB & Below	0.1

Total	100.0%

(1)	Ratings represent S&P classifications. If S&P classifications are unavailable, Moody’s ratings are used.

As of December 31, 2008, the top 10 corporate holdings, which exclude government guaranteed and government sponsored enterprises, represented approximately 9.0% of the total fixed-income portfolio and approximately 51.9% of all corporate holdings. At December 31, 2008, none of our corporate holdings exceeded 1.9% of our total fixed-income portfolio (including debt securities, short-term investments and cash and cash equivalents).

Our fixed-income portfolio is exposed to interest rate risk. Interest rate risk is the price sensitivity of a fixed-income security to changes in interest rates. We manage interest rate risk by setting duration targets for our investment portfolio, thus mitigating the overall economic effect of interest rate risk. We remain nevertheless exposed to interest rate risk since the assets are marked-to-market, thus subject to market conditions, while liabilities are accrued at a static rate. The hypothetical case of an immediate 100 basis point adverse parallel shift in global bond curves at December 31, 2008 would have decreased the fair value of our fixed-income portfolio by approximately 1.8%, or $64.9 million.

The following table summarizes our consolidated debt securities portfolio at December 31, 2008:

(in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Mortgage- and asset-backed securities	$1,045,944	$13,595	$(831)	$1,058,708
U.S. Government and government agencies	268,981	33,409	—	302,390
Corporate	608,724	9,242	(377)	617,589
Non-U.S. sovereign government	5,955	398	—	6,353
U.S. states and political subdivisions of the states	815	—	(113)	702

Total debt securities	$1,930,419	$56,644	$(1,321)	$1,985,742

The amortized cost and estimated fair value of debt securities available for sale as of December 31, 2008, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. See Note 6 to our Consolidated Financial Statements for additional information regarding our debt securities available for sale as of December 31, 2008.

(in thousands)	Amortized Cost	Fair Value
Due within one year	$98,649	$99,718
Due after one through five years	445,643	456,069
Due after five through ten years	303,792	328,508
Due after ten years	36,391	42,739

Subtotal	884,475	927,034
Mortgage- and asset-backed securities	1,045,944	1,058,708

Total	$1,930,419	$1,985,742

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

We believe that these factors include, but are not limited to, those listed under “Risk Factors” as well as the following:

•	our ability to enter into or close the 2009 MTA and close the tender offer;

•	the possible suspension of all future claim payments;

•	our ability to maintain minimum policyholders’ surplus even if we close the 2009 MTA and the tender offer;

•	higher losses on guaranteed obligations due to deterioration in the credit markets;

•	the suspension of writing substantially all new business;

•	the effect of adverse developments in the credit and mortgage markets on our in-force business

•	higher loss reserves estimates and the adequacy of the loss reserves;

•	uncertainty as to the fair value of our CDS contracts and liabilities thereon;

•

decision by Syncora Guarantee’s regulators to take regulatory action such as rehabilitation or liquidation of Syncora Guarantee at any time due in part to Syncora Guarantee’s current failure to maintain minimum required policyholders’ surplus or positive statutory policyholders’ surplus;

•	Syncora Guarantee being required to make mark-to-market termination payments under its CDS contracts;

•	our ability to continue as a going concern;

•	the performance of invested assets;

•	payment of claims on our guaranteed obligations, including Jefferson County, Alabama and RMBS transactions;

•	Bankruptcy Events involving counterparties to our CDS contracts;

•	the loss of certain control rights under certain financial guarantee insurance;

•	non-payment of premium and makewholes owed or cancellation of policies;

•	impact on the composition of the Board of Directors of the non-payment of dividends on the Syncora Holdings Series A Preference Shares;

•	uncertainty in portfolio modeling which makes it difficult to estimate potential paid claims and loss reserves;

•	unavailability of funds due to capitalization of Drop-Down Company under the 2009 MTA;

•	unavailability of funds due to consideration paid to certain of the Counterparties under the 2009 MTA;

•	potential adverse developments at Drop-Down Company and recapture of business ceded to Drop-Down Company under the 2009 MTA;

•	the financial condition of Syncora Guarantee-UK and action by the FSA UK;

•	requirement of Syncora Guarantee to provide Syncora Guarantee-UK with sufficient funds to maintain its minimum solvency margin;

•	challenges to the 2008 MTA and related commutations and releases;

•	ratings downgrades or the withdrawal of ratings;

•	defaults by counterparties to our reinsurance arrangements;

•	the interconnectedness of risks that affect the our reinsurance and insurance portfolio and our financial guarantee products;

•	termination payments related to less traditional products, including CDS contracts, possibly in excess of our current resources;

•	changes in accounting policies or practices or the application thereof;

•	uncertainty with respect to the valuation of CDS contracts;

•	changes in our officers or key employees;

•	delisting from the NYSE and intended deregistration under the Exchange Act;

•

further deterioration in general economic conditions, including as a result of the financial crisis as well as inflation, interest rates, foreign currency exchange rates and other factors and the effects of disruption or economic contraction due to catastrophic events or terrorist acts;

•	the commencement of new litigation or the outcome of current and new litigation;

•	legislative or regulatory developments, including changes in tax laws and regulation of mortgages;

•	losses from fraudulent conduct due to unconditional and irrevocable nature of financial guarantee insurance;

•	problems with the transaction servicers in relation to our structured finance transactions; and

•	limitations on the availability of our net operating loss carryforwards.

Readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein or elsewhere. We undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Credit Derivative Risk

CDS contracts that we write or reinsure are generally written on ISDA forms and are required to be reported at fair value. Of our net liability relating to CDS contracts at December 31, 2008, 24.6% reflects estimates based primarily on implied losses based on market values of the underlying reference obligation, 71.5% primarily on market indices, and the remainder on other factors, as well as a discount rate reflecting the risks inherent in the estimated cash flows. The following table summarizes the estimated change in fair value as a result of an assumed shift in the following factors:

(in millions)	Estimated increase (decrease) in net derivative liability
1% increase in discount rate	$12.1
1% decrease in discount rate	(12.5)

See “Critical Accounting Policies and Estimates—Valuation of Credit Default Swaps” for a detailed discussion of our valuation methodologies.

Investment Market Risk

We have engaged BlackRock, Inc. and Standish Mellon Asset Management Company LLC and/or their respective affiliates as our principal investment managers.

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

Our investment portfolio consists of fixed-income debt securities, cash and cash equivalents (including restricted cash and cash equivalents) and equity securities. These investments are principally denominated in U.S. dollars.

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

We seek to manage the risks of our fixed-income portfolio through a combination of industry and security level diversification. These allocation decisions are made relative to our capital and with an emphasis on high quality securities as is appropriate for the financial guarantee business. We establish specific investment guidelines for our external investment professionals within the general investment objectives, policies, and guidelines approved by the Finance and Risk Oversight Committee of our Board of Directors. Additional constraints are generally agreed with the external investment professionals, which may address exposures to eligible securities, prohibited investments/transactions, credit quality and general concentrations limits.

Investment Value-at-Risk

VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, due to adverse movements in the valuation of the securities comprising our total investment portfolio. The total investment portfolio includes debt securities, cash and cash equivalents and equity securities.

We utilized a third party to calculate the VaR of our fixed income portfolio at December 31, 2008. VaR is defined by this third party as a variance-covariance based estimate of Value at Risk based on the linear sensitivity of a portfolio to a broad set of systemic market risk factors and idiosyncratic risk factors. The process performed to determine VaR includes the computation of the parametric sensitivity of every security in the portfolio to changes in systemic market risk factors including key interest rates, spreads, mortgage rate basis, implied interest rate volatility and foreign exchange rates. Idiosyncratic risk factors are considered only when modeling credit spreads. It is assumed that risk factor returns are joint-normally distributed and therefore, combinations of those factors, including the portfolio parametric return and idiosyncratic return, will also be normally distributed.

The VaR of our fixed income investment portfolio, including $601.7 million of cash invested alongside such fixed income securities, at December 31, 2008 was approximately 7.40% or $191.5 million. The VaR was calculated using a 95% confidence interval and one year time horizon. This means that, on average, we could expect losses greater than predicted by the VaR results 5% of the time or once every twenty years.

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

Stress Testing

VaR does not provide the means to estimate the magnitude of the loss in the 5% of occurrences by which we expect the VaR level to be exceeded. To complement the VaR analysis based on normal market environments, we asked the same third party utilized to calculate VaR to consider the impact on the investment portfolio in several different historical stress periods to analyze the effect of unusual market conditions. The following stress test scenarios were applied to our fixed income portfolio as of December 31, 2008:

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

Treasury Backup—Summer 2003 Treasury sell-off. June 13, 2003 to July 31, 2003.

Mortgage Sell Off—July 2003 mortgage spread widening. July 14, 2003 to August 1, 2003.

The following table shows the results of the application of the above stress test scenarios to our total investment portfolio at December 31, 2008:

Asian Flu	Long Term Capital Management	Word Trade Center	Prolonged Recession	Treasury Backup	Mortgage Sell Off
0.17%	–1.65%	0.56%	–6.39%	–2.86%	–1.48%

Given our fixed income investment portfolio allocations, including $601.7 million of cash invested alongside such securities, at December 31, 2008, we would expect to lose approximately 6.39% of the portfolio’s value, or $165.3 million, if the most damaging event stress tested was repeated, all other things held equal, and we would expect to gain approximately 0.56% of the portfolio’s value, or $14.5 million, if the most favorable event stress tested was repeated, all other things held equal.

Foreign Currency Fluctuation

We are exposed to foreign currency fluctuation risk primarily as it relates to potential losses on policies not denominated in U.S. dollars and on non-U.S. dollar installment premiums expected to be collected in the future. As of December 31, 2008, the aggregate net par outstanding of all exposures not denominated in U.S. dollars was 15.2% of our total net par outstanding. We do not currently hold individual currency portfolios to support the potential liabilities for each currency. To mitigate the risk of foreign currency fluctuations on the non-U.S. dollar installment premiums, we forecast non-U.S. dollar installment premiums to be collected and non-U.S. dollar expenses on a quarterly basis to determine if any foreign currency hedging activities are prudent. No such hedging activities have been executed to date.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Syncora Holdings Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Syncora Holdings Ltd. and its subsidiaries (the “Company”) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule in the index appearing under Item 15, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, following significant losses in 2007 the Company’s insurance subsidiary, Syncora Guarantee Inc. (“Syncora Guarantee”) had its ratings downgraded by the three major rating agencies, and as a consequence Syncora Guarantee suspended writing substantially all new business. Furthermore, Syncora Guarantee reported a statutory policyholders’ deficit at December 31, 2008. Failure to maintain minimum policyholders’ statutory capital and surplus permits the New York State Insurance Department to intervene in Syncora Guarantee’s operations and seek court appointment as rehabilitator or liquidator of Syncora Guarantee and, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 6 to the consolidated financial statements, the Company adopted SFAS No. 157, “Fair Value Measurements” in 2008.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 31, 2009

SYNCORA HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

(in thousands, except share amounts and per share amounts)	2008	2007
Assets
Debt securities available for sale, at fair value (amortized cost: 2008—$1,930,419; 2007—$2,412,420)	$1,985,742	$2,431,009
Equity securities, at fair value (cost—$120,640)	22,720	—
Cash and cash equivalents	602,288	249,116

Total cash and invested assets	2,610,750	2,680,125
Restricted cash and cash equivalents	971,784	—
Accrued investment income	21,123	21,039
Deferred acquisition costs	110,062	108,117
Prepaid reinsurance premiums	7,791	101,122
Premiums receivable	14,623	24,494
Reinsurance balances receivable	2,010	—
Reinsurance balances recoverable on unpaid losses	6,011	266,945
Intangible assets-acquired licenses	—	11,529
Derivative assets	54,832	354,596
Other assets	101,948	36,128

Total assets	$3,900,934	$3,604,095

Liabilities, Minority Interest and Shareholders’ Equity
Liabilities
Unpaid losses and loss adjustment expenses	$1,686,187	$402,519
Deferred premium revenue	655,928	927,385
Derivative liabilities	787,221	1,700,695
Reinsurance premiums payable	232	36,485
Accounts payable, accrued expenses and other liabilities	41,407	70,948

Total liabilities	3,170,975	3,138,032
Commitments and contingencies (Note 18)
Minority interest
Series A redeemable preferred shares of subsidiary	—	39,000
Series B non-cumulative perpetual preferred shares of subsidiary	20,000	—

Total minority interest	20,000	39,000
Shareholders’ Equity
Series A perpetual non-cumulative preference shares—(Par value $0.01 per share; 250,000 shares authorized; shares issued and outstanding—250,000)	3	3
Additional paid-in capital	246,590	246,590

Total paid-in capital, preferred equity	246,593	246,593
Common shares—(Par value $0.01 per share; 500,000,000 shares authorized; shares issued—at December 31, 2008: 65,151,297, at December 31, 2007: 65,293,543)	652	653
Additional paid-in capital	2,687,475	993,916
Common shares held in treasury (30,069,049 shares at December 31, 2008 and zero at December 31, 2007)	(61,642)	—

Total paid-in capital, common equity	2,626,485	994,569
Accumulated deficit	(2,217,470)	(831,900)
Accumulated other comprehensive income	54,351	17,801

Total common shareholders’ equity	463,366	180,470

Total shareholders’ equity	709,959	427,063

Total liabilities, minority interest and shareholders’ equity	$3,900,934	$3,604,095

See accompanying notes to consolidated financial statements.

SYNCORA HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in thousands, except per share amounts)	2008	2007	2006
Revenues
Net premiums earned	$279,371	$168,660	$159,441
Net investment income	132,282	120,710	77,724
Net realized losses on investments	(240,399)	(2,517)	(16,180)
Change in fair value of derivatives
Realized (losses) gains and other settlements	(126,646)	47,059	23,674
Unrealized gains (losses)	621,210	(1,342,083)	(10,453)

Net change in fair value of derivatives	494,564	(1,295,024)	13,221
Fee income and other	3,498	215	2,365

Total revenues	669,316	(1,007,956)	236,571

Expenses
Net losses and loss adjustment expenses	1,797,877	69,366	12,890
Acquisition costs, net	17,101	19,971	16,240
Loss on commutation of reinsurance agreements	42,381	—	—
Operating expenses	230,829	98,931	78,999

Total expenses	2,088,188	188,268	108,129

(Loss) income before income tax and minority interest	(1,418,872)	(1,196,224)	128,442
Income tax (benefit) expense	(2,659)	16,389	3,133

(Loss) income before minority interest	(1,416,213)	(1,212,613)	125,309
Minority interest—dividends on preferred shares of subsidiary	5,432	3,527	7,954

Net (loss) income	(1,421,645)	(1,216,140)	117,355
Dividends on Series A perpetual non-cumulative preference shares	—	8,409	—
Gain on redemption of Series A redeemable preferred shares of subsidiary	36,075	—	—

Net (loss) income available to common shareholders	$(1,385,570)	$(1,224,549)	$117,355

(Loss) earnings per share:
Basic	$(26.49)	$(19.09)	$2.19
Diluted	$(26.49)	$(19.09)	$2.18
Weighted-average shares outstanding:
(shares in thousands)
Basic	52,308	64,150	53,676
Diluted	52,308	64,150	53,718
Comprehensive (loss) income:
Net (loss) income	$(1,421,645)	$(1,216,140)	$117,355
Currency translation adjustments	—	174	—
Change in unrealized appreciation of investments, net of deferred tax benefit	36,550	37,332	602

Total comprehensive (loss) income	$(1,385,095)	$(1,178,634)	$117,957

See accompanying notes to consolidated financial statements.

SYNCORA HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in thousands)	2008	2007	2006
Series A perpetual non-cumulative preference shares
Balance—beginning of year	$3	$—	$—
Issuance of Series A perpetual preference shares	—	3	—

Balance—end of year	3	3	—

Additional paid-in capital, preferred equity
Balance—beginning of year	246,590	—	—
Issuance of Series A perpetual preference shares	—	246,590	—

Balance—end of year	246,590	246,590	—

Common shares
Balance—beginning of year	653	646	461
Issuance of common shares	—	7	185
Cancellation of common shares	(1)	—	—

Balance—end of year	652	653	646

Additional paid-in capital, common equity
Balance—beginning of year	993,916	987,798	605,951
Adjustment for issuance costs related to initial public offering	—	(250)	341,082
Restricted stock and stock options	13,689	6,129	827
Capital contributions	1,679,870	239	39,938

Balance—end of year	2,687,475	993,916	987,798

Treasury shares
Balance—beginning of year	—	—	—
Transfer of shares from XL Capital	(61,642)	—	—

Balance—end of year	(61,642)	—	—

Accumulated (deficit) retained earnings
Balance—beginning of year	(831,900)	397,781	281,709
Net (loss) income	(1,421,645)	(1,216,140)	117,355
Dividends on Series A perpetual non-cumulative preference shares	—	(8,409)	—
Gain on redemption of Series A redeemable preferred shares of subsidiary	36,075	—	—
Dividends on common shares	—	(5,132)	(1,283)

Balance—end of year	(2,217,470)	(831,900)	397,781

Accumulated other comprehensive income (loss)
Balance—beginning of year	17,801	(19,705)	(20,307)
Currency translation adjustments	—	174	—
Net change in unrealized appreciation of investments	36,550	37,332	602

Balance—end of year	54,351	17,801	(19,705)

Total common shareholders’ equity—end of year	463,366	180,470	1,366,520

Total shareholders’ equity—end of year	$709,959	$427,063	$1,366,520

See accompanying notes to consolidated financial statements.

SYNCORA HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in thousands)	2008	2007	2006
Cash provided by operating activities:
Net (loss) income	$(1,421,645)	$(1,216,140)	$117,355
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Net realized losses on investments	240,399	2,517	16,180
Net unrealized (gains) losses on derivatives	(621,210)	1,342,083	10,453
Impairment of intangible assets-acquired licenses	11,529	—	—
Realized gain from exercise of option under capital facility	(179,559)	—	—
Realized losses and other settlements	(64,793)	—	—
Amortization of premium on bonds	2,212	2,715	3,396
Transfer to restricted cash	(971,784)	—	—
Minority interest—dividends on preferred shares of subsidiary	5,432	3,527	7,954
Deferred tax expense (benefit)	—	17,147	(434)
Increase in accrued investment income	(84)	(4,524)	(4,668)
Decrease (increase) in deferred acquisition costs	167	(14,308)	(34,217)
Decrease (increase) in prepaid reinsurance premiums	85,056	(41,139)	9,890
Decrease (increase) in premiums receivable	9,871	(11,558)	(5,166)
Increase in reinsurance balances receivable	(2,010)	—	—
Decrease (increase) in reinsurance balances recoverable on unpaid losses	244,334	(179,440)	(19,075)
Increase in unpaid losses and loss adjustment expenses	1,283,668	238,285	28,756
(Decrease) increase in deferred premium revenue	(271,457)	131,479	203,321
(Decrease) increase in reinsurance premiums payable	(35,848)	22,533	13,642
Other, net	(72,851)	(7,674)	46,092

Total adjustments	(336,928)	1,501,643	276,124

Net cash (used in) provided by operating activities	(1,758,573)	285,503	393,479

Cash flows from investing activities:
Proceeds from sale of debt securities	100,512	91,504	384,451
Purchase of debt securities	(35,604)	(896,314)	(1,040,168)
Proceeds from maturity of debt securities and short-term investments	272,477	359,733	47,074
Purchases of fixed assets	(1,983)	(7,438)	(534)

Net cash provided by (used in) investing activities	335,402	(452,515)	(609,177)

Cash flows from financing activities:
Proceeds from issuance of perpetual preferred shares of subsidiary	200,000	—	—
Proceeds from capital contribution	1,584,700	—	—
Redemption of Series A redeemable preferred shares of subsidiary	(2,925)	—	—
Proceeds from issuance of Series A perpetual non-cumulative preference shares	—	246,993	—
Proceeds from issuance of common stock less underwriters’ allowance and issuance costs paid	—	—	342,341
Cash from contributed subsidiary	—	—	7,304
Cash contributions from XL Capital Ltd	—	—	21,229
Liquidating dividend on redeemable preferred shares of subsidiary	—	(15,016)	—
Dividends on common shares	—	(5,132)	(1,283)
Dividends on Series A perpetual non-cumulative preference shares	—	(8,409)	—
Dividends on preferred shares of subsidiary	(5,432)	(3,527)	(5,938)
Other	—	(1,329)	—

Net cash provided by financing activities	1,776,343	213,580	363,653

Increase in cash and cash equivalents	353,172	46,568	147,955
Cash and cash equivalents—beginning of year	249,116	202,548	54,593

Cash and cash equivalents—end of year	$602,288	$249,116	$202,548

Non-cash capital contributions	$—	$239	$19,541
Taxes paid (received)	$113	$3,219	$(508)
Supplemental Cash Flow Disclosure:
Stock received in consideration for commutation	$87,111	$—	$—
Stock received as part of the consideration for cancellation of XLI guarantee (see Note 10)	33,529	—	—
Income tax paid	—	2,700	—

See accompanying notes to consolidated financial statements.

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

1. Organization and Business

On March 17, 2006, XL Capital Ltd (“XL Capital”) formed Syncora Holdings Ltd. (“Syncora Holdings”) (formerly known as Security Capital Assurance Ltd), as a wholly-owned Bermuda based subsidiary holding company. On July 1, 2006, XL Capital contributed all of its ownership interests in its financial guarantee insurance and financial guarantee reinsurance operating businesses to Syncora Holdings. The aforementioned operating businesses consisted of: (i) Syncora Guarantee Inc. (“Syncora Guarantee”) (a New York domiciled financial guarantee insurance company formerly known as XL Capital Assurance Inc.) and its wholly-owned subsidiary, Syncora Guarantee (U.K.) Ltd. (“Syncora Guarantee-UK”, formerly known as XL Capital Assurance (U.K.) Limited) and (ii) Syncora Guarantee Re Ltd. (“Syncora Guarantee Re”) (a Bermuda domiciled financial guarantee reinsurance company formerly known as XL Financial Assurance Ltd.). Syncora Holdings, Syncora Guarantee, and all other subsidiaries of Syncora Holdings are hereafter collectively referred to as the “Company.” Syncora Guarantee was an indirect wholly-owned subsidiary of XL Capital and all of Syncora Guarantee Re was indirectly owned by XL Capital, except for a preferred stock interest which was owned by Financial Security Assurance Holdings Ltd. or its subsidiaries (“FSA”), an entity which is otherwise not related to XL Capital or the Company (See Note 10). On August 4, 2006, Syncora Holdings completed an initial public offering (the “IPO”). In addition, XL Capital sold common shares of Syncora Holdings from its holdings directly to the public in a secondary offering concurrent with the IPO. Immediately after the IPO and the secondary offering, XL Capital, through its wholly-owned subsidiary XL Insurance (Bermuda) Ltd (“XLI”), owned approximately a 63% economic interest in Syncora Holdings, adjusted for restricted share awards to the Company’s employees and management granted at the effective date of the IPO. In June 2007, XLI completed the sale of additional common shares of Syncora Holdings from its holdings. Immediately after such sale, XLI owned approximately a 46% voting and economic interest in Syncora Holdings, adjusted for restricted share awards to the Company’s employees and management outstanding as of such date. Prior to XLI’s sale of common shares of Syncora Holdings in June 2007, its voting interest in Syncora Holdings was subject to limitations contained in Syncora Holdings’ bye-laws. On August 5, 2008, the Company consummated the transactions comprising the 2008 MTA, as defined below in Note 4, pursuant to which XL Capital transferred all of the common shares of Syncora Holdings it owned to be held in trust by CCRA Purpose Trust (the “SCA Shareholder Entity”). On September 4, 2008, Syncora Guarantee Re merged with and into Syncora Guarantee, with Syncora Guarantee being the surviving company.

2. Recent Developments

Adverse developments in the credit markets generally and the mortgage market specifically that began in the second half of 2007 and continued through 2008 have resulted in material adverse effects on the Company’s business, results of operations, and financial condition, including (i) significant adverse development of anticipated claims on the Company’s guarantees, under its credit default swap (“CDS”) contracts, of collateralized debt obligations (“CDOs”) of asset-backed securities (“ABS CDOs”) and significant adverse development of reserves for unpaid losses and loss adjustment expenses on the Company’s guarantees, under its insurance contracts, of residential mortgage-backed securities (“RMBS”), and (ii) downgrades of the insurance financial strength ratings of the Company’s operating subsidiaries by Moody’s Investors Service, Inc. (“Moody’s”), Fitch Ratings (“Fitch”) and Standard & Poor’s Ratings Services (“S&P”), which ratings had been fundamental to their ability to conduct business and which have caused the Company to cease writing substantially all new business since January of 2008, resulting in the loss of future incremental earnings and cash flow.

During the second quarter of 2008, the Company recorded a material increase in adverse development of anticipated claims on its guarantees of ABS CDOs and reserves for unpaid losses and loss adjustment expenses on its guarantees of RMBS causing it to be unable to maintain

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

Syncora Guarantee’s compliance with its $65 million minimum policyholders’ surplus requirement under New York Insurance Law as of June 30, 2008. In light of this material adverse development, and in accordance with its previously disclosed strategic plan, on July 28, 2008 the Company, certain financial institutions that are counterparties to credit default swap (“CDS”) contracts with Syncora Guarantee (the “Counterparties”), Merrill Lynch & Co., Inc. (“Merrill Lynch”) and certain of its affiliates, and XL Capital and certain of its affiliates, entered into a Master Commutation, Release and Restructuring Agreement, dated July 28, 2008, as amended (the “Master Transaction Agreement”), and certain other related agreements (hereafter referred to collectively as “the 2008 MTA”). The transactions comprising the 2008 MTA closed on August 5, 2008 (the “Closing Date”), except for the transactions comprising the FSA Master Agreement (as defined below), which closed on August 4, 2008. The transactions comprising the 2008 MTA are described in Note 4 along with summary financial information presenting the effect of the transactions comprising the 2008 MTA on the Company’s financial position and results of operations as of and for the year ended December 31, 2008.

During the third quarter of 2008, the Company recorded further significant adverse development of its anticipated claims on its guarantees of ABS CDOs and reserves for unpaid losses and loss adjustment expenses on its guarantees of RMBS which would have caused Syncora Guarantee to be unable to maintain its compliance with its $65 million minimum policyholders’ surplus requirement under New York Insurance Law as of September 30, 2008. However, at the request of the Company, the New York State Insurance Department (the “NYID”), pursuant to section 6903 of New York Insurance Law, granted Syncora Guarantee approval in connection with the preparation of its statutory financial statements for the quarter ended September 30, 2008 to release statutory-basis contingency reserves on policies that have been terminated and on policies on which Syncora Guarantee has established case basis reserves for losses and loss adjustment expenses, which differs from accounting practices prescribed by the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual and adopted by the State of New York (“NAIC SAP”). As a result of such approval, Syncora Guarantee reported policyholders’ surplus of $83.3 million at September 30, 2008. Absent such approval, Syncora Guarantee would have reported a policyholders’ surplus at September 30, 2008 of $19.1 million. Policyholders’ surplus is based on statutory-basis accounting practices which differ from accounting principles generally accepted in the United States of America (“GAAP”). Such differences may be material. The aforementioned approval was also extended by the NYID in connection with the preparation of Syncora Guarantee’s statutory financial statements as of and for the year ended December 31, 2008. There can be no assurance that the NYID will continue to allow Syncora Guarantee to apply such practices.

During the fourth quarter of 2008, the Company recorded a material increase in adverse development relating to anticipated claims on our guarantees of ABS CDOs and reserves for unpaid losses and loss adjustment expenses on our guarantees of RMBS. As a result of the material adverse development relating to anticipated claims on the Company’s guarantees of ABS CDOs and reserves for unpaid losses and loss adjustment expenses on the Company’s guarantees of RMBS recorded during 2008, Syncora Guarantee reported a policyholders’ deficit of $2.4 billion as of December 31, 2008. Failure to maintain positive statutory policyholders’ surplus or non-compliance with the $65 million statutory minimum policyholders’ surplus requirement permits the New York Superintendent of Insurance (the “New York Superintendent”) to seek court appointment as rehabilitator or liquidator of Syncora Guarantee. As a result of this material adverse development, and in accordance with our previously disclosed strategic plan, effective as of March 5, 2009, Syncora Guarantee signed a non-binding letter of intent with certain of the Counterparties (the “Letter of Intent”) whereby the parties agreed to negotiate in good faith to seek to promptly agree on mutually agreeable definitive documentation, in the form of a master transaction agreement and related agreements (hereafter referred to collectively as the “2009 MTA”). In addition, pursuant to the RMBS Transaction Agreement, dated as of March 5, 2009 (the “RMBS Transaction

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

Agreement”), on March 11, 2009, the fund referenced therein (the “Fund”) commenced a tender offer to acquire certain residential mortgage-backed securities that are insured by Syncora Guarantee (the “RMBS Securities”). The 2009 MTA and tender offer represent the principal elements of the second phase of our strategic plan. The transactions contemplated by the Letter of Intent and the related transactions and the tender offer are described in Note 3.

As a result of the aforementioned recent developments and the continuing risks and uncertainties affecting the Company discussed in Note 5, the Company has concluded that there is substantial doubt about its ability to continue as a going concern. The Company’s financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006 are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern. See Note 5 for a more detailed discussion.

3. Description of the Transactions Contemplated by the Letter of Intent and Related Transactions

The non-binding terms and conditions in the Letter of Intent provide that Syncora Guarantee and the Counterparties will commute or transfer to an affiliate of the Company, or cause their respective affiliates to commute or transfer to an affiliate of the Company, their respective CDS contracts and financial guarantee insurance contracts and in exchange Syncora Guarantee will pay to the Counterparties certain consideration to include, in the aggregate, (i) approximately $1.2 billion in cash consideration, (ii) common shares of Syncora Holdings, such shares to represent approximately 40% of the outstanding common shares of Syncora Holdings following the transaction, (iii) a $150 million short-term surplus note and a $475 million long-term surplus note, and (iv) additional consideration that may include an increase in the principal amount of, or interest rate on the, surplus notes, and cash consideration based on certain specified calculations. Such non-binding terms and conditions also provide that Syncora Guarantee will form a New York financial guarantee insurance subsidiary (“Drop-Down Company”) to (a) reinsure, on a cut-through basis, certain of Syncora Guarantee’s public finance and selected global infrastructure in-force business, and (b) assume through consensual novations certain of Syncora Guarantee’s in-force guarantees of CDS business, in connection with which Syncora Guarantee would enter into a new swap contract with the respective counterparties to such guarantees to provide a financial guarantee that guarantees certain of the payments under such novated swap contract. Syncora Guarantee will capitalize Drop-Down Company with $185 million in equity and the purchase of two surplus notes of Drop-Down Company in the aggregate principal amount of $350 million. Such non-binding terms and conditions also contemplate certain closing conditions to the 2009 MTA, including the receipt of regulatory approvals and a process for selecting members of the Board of Directors of each of the Syncora Holdings, Syncora Guarantee, and Drop-Down Company and certain officers of the Company.

The non-binding terms and conditions in the Letter of Intent contemplate the participation of all of the 23 Counterparties. To date, 18 of the 19 significant Counterparties have indicated their willingness to enter into the transactions contemplated by the Letter of Intent, subject to final documentation and participation by the remaining Counterparties. The 19 significant Counterparties represent substantially all of Syncora Guarantee’s anticipated claims with respect to CDS contracts. One significant Counterparty has indicated that it is presently not contemplating entering into the transactions contemplated by the Letter of Intent. Syncora Guarantee is discussing with the remaining Counterparties alternative terms and conditions that would permit the consummation of the second phase of the 2009 MTA without the participation of all of the Counterparties. There can be no assurance that the 2009 MTA will be consummated by a sufficient number of Counterparties or at all.

All of the terms and conditions described above are subject to definitive documentation satisfactory to all of the parties. There can be no assurance that the parties will enter into such

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

agreements in accordance with these terms and conditions or at all. In addition, consummation of the transactions contemplated by the 2009 MTA will be subject to various closing conditions and there can be no assurance that the transactions contemplated thereby will be consummated. In addition, we need to enter into settlement agreements with certain third-parties as part of the second phase of our strategic plan.

An additional element of the second phase of the Company’s strategic plan is the tender offer contemplated by the RMBS Transaction Agreement. On March 11, 2009, the Fund commenced a tender offer to acquire the RMBS Securities either in consideration for cash or for a certificate representing the uninsured cash flows of the tendered RMBS Securities and a cash payout. Subject to closing conditions, Syncora Guarantee will purchase class B shares of the Fund and receive certificates representing the insurance cash flows on all RMBS Securities acquired by the Fund for an amount not to exceed $375 million in the aggregate. If the minimum amount of RMBS Securities is successfully acquired, the tender offer would significantly reduce Syncora Guarantee’s exposure to residential mortgages. Consummation of the transactions contemplated by the RMBS Transaction Agreement is subject to various closing conditions and there can be no assurance that the transactions contemplated thereby will be consummated.

If the transactions contemplated by the 2009 MTA and the RMBS Transaction Agreement are not consummated, Syncora Guarantee is expected to continue to report a policyholders’ deficit and may therefore be subject to action by the NYID. See Note 5 for a description of continuing risks and uncertainties affecting the Company.

4. Description of the Transactions Comprising the 2008 MTA and Certain Summary Financial Information

Set forth below is a description of agreements comprising the 2008 MTA, as well as certain summary financial information presenting the effect of the transactions comprising the 2008 MTA on the Company’s financial position and results of operations as of the Closing Date.

Master Transaction Agreement and Merrill Agreement

The Master Transaction Agreement provided for the termination, commutation or elimination of certain reinsurance agreements, guarantees and other arrangements among the Company and XL Capital and certain of its subsidiaries, and between Syncora Guarantee and Syncora Guarantee Re, in exchange for a cash payment by XL Capital to the Company of $1.775 billion, the issuance and transfer of 8 million class A ordinary shares of XL Capital in the aggregate to Syncora Guarantee and Syncora Guarantee Re, and the transfer of XL Capital’s common shares of Syncora Holdings to a trust, the SCA Shareholder Entity, for the benefit of Syncora Guarantee until such time as an agreement between Syncora Guarantee and the Counterparties is reached, and thereafter the Syncora Holdings shares will be held for the benefit of the Counterparties. As a result of the transfer of the shares of Syncora Holdings to the SCA Shareholder Entity, XL Capital no longer has the right to vote, nominate directors to Syncora Holdings’ Board of Directors or any other rights. On the Closing Date, the four XL Capital-nominated directors on Syncora Holdings’ Board of Directors resigned. Pursuant to a shareholders agreement with the SCA Shareholder Entity, the trust has a number of rights including the right to vote the shares and to nominate to Syncora Holdings’ Board of Directors, such number of directors as would equal one nominee less than a majority (if Syncora Holdings’ Board of Directors consists of nine or fewer Directors) or two nominees less than a majority (if Syncora Holdings’ Board of Directors consists of ten or more Directors). Effective November 19, 2008, pursuant to the shareholder agreement, the SCA Shareholder Entity appointed four members to Syncora Holdings’ Board of Directors. The Company also entered into a registration rights agreement with the SCA Shareholder Entity providing for demand registration rights, a shelf registration if the Company is so eligible and piggyback registration rights. Until the

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

common shares of Syncora Holdings are transferred from the aforementioned trust to Counterparties or otherwise sold in the open market, for accounting purposes, they are considered to be treasury shares.

Under a registration rights agreement, dated as of August 5, 2008, by and among Syncora Guarantee, Syncora Guarantee Re and XL Capital, XL Capital agreed to provide Syncora Guarantee and Syncora Guarantee Re with two demand registration and unlimited piggyback registration rights with respect to the 8 million class A ordinary shares issued by XL Capital to Syncora Guarantee and Syncora Guarantee Re. Syncora Guarantee and Syncora Guarantee Re also agreed to hold such shares for a period of six months, which expired on February 5. 2009, and any sale of class A ordinary shares of XL Capital by Syncora Guarantee or Syncora Guarantee Re will be subject to a right of first offer in favor of XL Capital. In addition, pursuant to a letter, dated July 29, 2008, from Syncora Holdings to the underwriters named in the underwriting agreement entered into by XL Capital for a public offering of its class A ordinary shares, Syncora Holdings agreed, and agreed to cause its subsidiaries to agree, to a six month lock-up period with respect to class A ordinary shares of XL Capital, which expired on January 29, 2009.

Concurrent with the execution of the Master Transaction Agreement, Syncora Holdings, Syncora Guarantee and Syncora Guarantee Re entered into an agreement (the “Merrill Agreement”) with Merrill Lynch, Merrill Lynch International (“MLI”) and eight trusts affiliated with Syncora Holdings (the “CDS Trusts”), the obligations of which were guaranteed by policies issued by Syncora Guarantee. The Merrill Agreement provided for the termination of eight CDS contracts (the “Swaps”) and the related financial guarantee insurance policies issued by Syncora Guarantee with insured gross par outstanding as of June 30, 2008 of approximately $3.7 billion, in exchange for a payment by Syncora Guarantee to Merrill Lynch of an aggregate amount of $500 million. As part of the closing of the transactions comprising the Merrill Agreement, the parties provided mutual releases of claims with respect to the Swaps and the related policies. In addition, Syncora Guarantee and MLI have agreed to dismiss previously disclosed litigation related to seven of the Swaps. As a result of the termination of the Swaps, the Company recorded a realized loss of $94.0 million during the year ended December 31, 2008.

The Company and XL Capital obtained approvals from the NYID and the Bermuda Monetary Authority (the “BMA”) for the Master Transaction Agreement and the transactions comprising such agreement. Other required approvals related to the Master Transaction Agreement have been received from the Delaware Department of Insurance. The NYID has also approved the Merrill Agreement and the transactions comprising such agreement.

FSA Master Agreement

Concurrent with the execution of the Master Transaction Agreement, the Company also entered into an agreement (the “FSA Master Agreement”) with FSA. The FSA Master Agreement provided for the commutation of all reinsurance ceded by FSA and its subsidiaries to Syncora Guarantee Re, including that ceded under the amended and restated master facultative reinsurance agreement, dated as of November 3, 1998 (the “Old Master Facultative Agreement”) that was the subject of a guarantee issued by XLI (see Note 10). Commutation of the Old Master Facultative Reinsurance Agreement and all cessions thereunder was a condition to the obligations of XL Capital under the Master Transaction Agreement. Pursuant to the FSA Master Agreement, FSA and Syncora Guarantee Re entered into the commutation and release agreement (the “Commutation Agreement”), under which all existing cessions to Syncora Guarantee Re by FSA were commuted in return for a payment by Syncora Guarantee Re of approximately $165.4 million, representing statutory reserves less ceding commission plus a commutation premium. In turn, FSA and one of its subsidiaries entered into a new master facultative reinsurance agreement (the “New Master Facultative Agreement”) and related reinsurance memorandum (the “Reinsurance Memorandum”)

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

with Syncora Guarantee, under which FSA ceded certain of the commuted risks to Syncora Guarantee in return for a payment by FSA to Syncora Guarantee of approximately $88.6 million, representing the statutory unearned premium reserve for such risks, less ceding commission. FSA has undertaken to use its best efforts to reassume such reinsurance from Syncora Guarantee for a period of nine months after the closing, subject to limitations under Article 69 of the New York Insurance Law, which imposes aggregate and single risk limits on insurance that can be written by a financial guaranty insurer, FSA’s internal and rating agency single risk limits, other potential limitations and FSA’s underwriting guidelines. Syncora Guarantee was required to fund a trust in an initial amount of approximately $104.1 million to collateralize its obligations to FSA under the reinsurance agreement ($92.7 million as of December 31, 2008), which includes regulatory mandated contingency reserves. Finally, Syncora Holdings purchased all class A preferred shares of Syncora Guarantee Re held by FSA and its subsidiary, with a liquidation preference of $39 million, for approximately $2.9 million pursuant to an agreement for the sale and purchase of preferred shares. As a result of the Commutation Agreement and New Master Facultative Agreement, the Company recorded a loss of $17.9 million during the year ended December 31, 2008. In addition, as a result of Syncora Holdings’ purchase of the class A preferred shares of Syncora Guarantee Re, the Company recorded a gain of $36.1 million during the year ended December 31, 2008, which was recorded in retained earnings and not reflected in the Company’s net loss.

Credit Agreement Amendment

Concurrent with the execution of the Master Transaction Agreement, the Company entered into Amendment No. 2, Forbearance and Limited Waiver Agreement (“Amendment No. 2”) with the lenders under the Company’s credit agreement, dated as of August 1, 2006 (the “Credit Agreement”). Pursuant to Amendment No. 2, Forbearance and Limited Waiver Agreement, the Company agreed (i) to permanently reduce the availability under the revolving credit facility from $250 million to zero, (ii) to reduce the availability under the letter of credit facility to the amount of the letter of credit exposure as of July 28, 2008 and subsequently further reduce such exposure for any outstanding letters of credit for FSA’s benefit upon the closing the Commutation Agreement, and (iii) to collateralize the remaining letters of credit after the consummation of the transactions comprising the Master Transaction Agreement. In consideration of the foregoing, the lenders under the Credit Agreement agreed to (i) forbear from declaring certain defaults, if any, as set forth in the Amendment No. 2, (ii) waive such defaults, if any, upon the satisfaction of certain conditions set forth in the Amendment No. 2, (iii) grant certain waivers in connection with the consummation of the Master Transaction Agreement and (iv) not instruct the Administrative Agent to send, and the Administrative Agent has agreed that it shall not send, a notice of non-renewal with respect to any outstanding letters of credit (other than the letter of credit for FSA’s benefit, which was canceled and returned to the Administrative Agent prior to the Closing Date) with regard to any renewal of a letter of credit during calendar year 2008. There can be no assurance that the Administrative Agent and the lenders will renew the outstanding letters of credit when they are subject to renewal during calendar year 2009. The amount of letters of credit outstanding under the Credit Agreement and the amount of collateral posted by the Company in support of such letters of credit was approximately $15.2 million and $24.3 million as of the December 31, 2008, respectively.

On March 31, 2009, the Company entered into Amendment No. 3 and Waiver Agreement (“Amendment No. 3”) with the lenders under the Credit Agreement, whereby the Company agreed to collateralize the remaining letters of credit in an amount equal to 105% of the total letter of credit exposure as of such date, plus any accrued and unpaid interest and fees thereon, plus all other accrued and unpaid obligations of the account parties under the Credit Agreement. In consideration of the foregoing, the lenders under the Credit Agreement have agreed to permanently waive (i) the requirement that audited financial statements of each account party (other than Syncora Guarantee)

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

be delivered within 90 days of the end of the fiscal year (provided that such audited financial statements shall be delivered within 120 days of the end of the fiscal year); (ii) the requirement that audited financial statements as reported on by the independent public accountants not have a “going concern” or like qualification or exception nor any qualification or exception as to the scope of such audit; (iii) the covenant relating to Syncora Holdings’ ratio of total funded debt to total capitalization; (iv) the covenant relating to Syncora Holdings’ consolidated net worth; and (v) any defaults as a result of the account parties not satisfying the requirements waived in clauses (i) through (iv) above or certain other requirements set forth in the Credit Agreement (as more fully described in Amendment No. 3). The amount of letters of credit outstanding under the Credit Agreement and the amount of collateral posted by the Company in support of such letters of credit was approximately $15.2 million and $24.3 million as of the December 31, 2008, respectively.

Agreement with Counterparties

In consideration for the releases and waivers agreed to by the Counterparties as part of the Master Transaction Agreement, Syncora Guarantee agreed to segregate an aggregate amount of $820 million in cash plus interest thereon, premiums paid by the Counterparties from July 28, 2008 through October 31, 2008 and any proceeds from the sale by the trust of the common shares of Syncora Holdings formerly owned by XL Capital (in the event such shares are sold) for the purpose of commuting, terminating, amending or otherwise restructuring existing agreements with the Counterparties pursuant to an agreement to be negotiated with the Counterparties, which agreement is contemplated by the Letter of Intent. At December 31, 2008, the carrying value of invested assets in the segregated account was approximately $837.6 million. Pursuant to the terms of the 2008 MTA, Syncora Guarantee agreed to certain restrictions on its ability to access the segregated funds and to commute, terminate, amend or otherwise restructure policies and contracts to which it is a party. In the event that Syncora Guarantee becomes subject to a rehabilitation or liquidation proceeding, the funds shall no longer be separately held, segregated or limited in use for commutations or restructurings, and will be part of the general assets of Syncora Guarantee.

Related Transactions

In addition to that discussed above, with the exception of the merger of Syncora Guarantee Re with and into Syncora Guarantee discussed below which was consummated on September 4, 2008, the Company executed the following transactions on or about the Closing Date:

•	commutation of certain retrocession agreements the Company had in place with non-affiliates,

•	distribution from Syncora Guarantee Re of $30.8 million to Syncora Holdings, and

•

discontinuance of Syncora Guarantee Re as a Bermuda corporation and continuance of Syncora Guarantee Re as a Delaware corporation, contribution by Syncora Holdings of all its ownership interests in Syncora Guarantee Re to Syncora Guarantee, which was followed by the merger of Syncora Guarantee Re with and into Syncora Guarantee on September 4, 2008, with Syncora Guarantee being the surviving company. Subsequent to the merger of Syncora Guarantee Re with and into Syncora Guarantee, the Company’s financial guarantee reinsurance segment ceased to exist.

Total expenses (consisting of legal, investment advisory, accounting and consulting fees) incurred in connection with the transactions comprising the 2008 MTA and the work through December 31, 2008 on the transactions contemplated by the Letter of Intent were approximately $55.5 million.

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

Summary Financial Information

The effect of the transactions comprising the 2008 MTA on the Company’s financial position and results of operations as of the Closing Date:

(in millions)	Summary Balance Sheet Information As of the Closing Date Increase/(Decrease)						Total
	(1)	(2)	(3)	(4)	(5)	(6)
Assets:
Equity securities, at cost	$120.6	$—	$—	$—	$—	$—	$120.6
Cash and cash equivalents	1,775.0	115.6	(500.0)	(88.6)	(2.9)	(820.0)	479.1
Restricted cash and cash equivalents	—	—	—	—	—	820.0	820.0
Deferred acquisition costs	17.4	13.8	—	(10.8)	—	—	20.4
Prepaid reinsurance premiums	(38.4)	(47.4)	—	—	—	—	(85.8)
Reinsurance balances receivable	(100.0)	(1.3)	—	—	—	—	(101.3)
Reinsurance balance recoverable on unpaid losses	(82.3)	(59.2)	—	—	—	—	(141.5)
Derivative assets	(140.0)	(177.2)	—	—	—	—	(317.2)

Total assets	$1,552.3	$(155.7)	$(500.0)	$(99.4)	$(2.9)	$—	$794.3

Liabilities:
Unpaid losses and loss adjustment expenses	$—	$—	$—	$(7.7)	$—	$—	$(7.7)
Deferred premium revenue	—	—	—	(27.9)	—	—	(27.9)
Derivative liabilities	—	—	(406.0)	—	—	—	(406.0)
Reinsurance premiums payable	(11.1)	(1.1)	—	(45.9)	—	—	(58.1)

Total liabilities	(11.1)	(1.1)	(406.0)	(81.5)	—	—	$(499.7)
Minority interest:
Series A redeemable preferred shares of subsidiary	—	—	—	—	(39.0)	—	(39.0)
Shareholders’ equity:
Common shares	1,618.2	—	—	—	—	61.6	1,679.8
Treasury stock	—	—	—	—	—	(61.6)	(61.6)
Accumulated deficit	(54.8)	(154.6)	(94.0)	(17.9)	36.1	—	(285.2)

Total shareholders’ (deficit) equity	1,563.4	(154.6)	(94.0)	(17.9)	36.1	—	1,333.0

Total liabilities, minority interest and shareholders’ (deficit) equity	$1,552.3	$(155.7)	$(500.0)	$(99.4)	$(2.9)	$—	$794.3

(in millions)	Summary Statement of Operations Information As of the Closing Date
	(1)	(2)	(3)	(4)	(5)
Revenues:
Change in fair value of derivatives
Realized gains and losses and other settlements	$66.8	$65.4	$(500.0)	$—	$—
Unrealized (losses) gains	(140.0)	(177.2)	406.0	—	—

Net change in fair value of derivatives	(73.2)	(111.8)	(94.0)	—	—

Total revenues	(73.2)	(111.8)	(94.0)	—	—
Expenses:
Gain (loss) on commutation of reinsurance agreements	18.4	(42.8)	—	(17.9)	—

Total expenses	18.4	(42.8)	—	(17.9)	—

Net loss	(54.8)	(154.6)	(94.0)	(17.9)	—
Gain on redemption of Series A redeemable preferred shares of subsidiary	—	—	—	—	36.1

Net loss available to common shareholders	$(54.8)	$(154.6)	$(94.0)	$(17.9)	$36.1

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(1)	Represents effect of termination, commutation or elimination of certain reinsurance agreements and other arrangements between the Company and XL Capital (see Note 10).

(2)	Represents the effect of the commutation of certain retrocession agreements in place with non-affiliates of the Company.

(3)	Represents the effect of terminating the Swaps issued to Merrill Lynch and MLI by Syncora Guarantee.

(4)	Represents the effect of commuting the Old Master Facultative Reinsurance Agreement and entering into the New Master Facultative Agreement.

(5)	Represents the effect of repurchasing the class A preferred shares of Syncora Guarantee Re.

(6)

Represents the effect of the transfer by XL Capital of its shares of Syncora Holdings to Syncora Guarantee, as well as the amount of cash restricted pursuant to the agreement to hold an aggregate amount of $820.0 million in cash plus interest and premiums for the purpose of commuting, terminating, amending, or otherwise restructuring existing agreements with Counterparties.

5. Description of Continuing Risks and Uncertainties, Assessment of the Company’s Ability to Continue as a Going Concern, and Description of the Company’s On-Going Strategic Plan

Continuing Risks and Uncertainties

The Company continues to be exposed to certain significant risks and uncertainties that could materially adversely affect its results of operations, financial condition and liquidity, including the following:

•

Pursuant to section 6903 of the New York Insurance Law, the NYID has granted Syncora Guarantee approval, in connection with the preparation of its statutory basis financial statements as of and for the year ended December 31, 2008, to release contingency reserves on terminated policies and policies on which Syncora Guarantee has established case basis reserves for losses and loss adjustment expenses, however, there can be no assurance that the NYID will continue to permit Syncora Guarantee to apply such accounting practices in the future.

•

The Company continues to be materially exposed to risks associated with any continuing deterioration in the credit market sectors discussed above, as well as the spread of such deterioration to other sectors of the economy to which the Company has material business exposure, including commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”). The extent and duration of any continued deterioration of the credit markets is unknown, as is the effect, if any, on potential claim payments and the ultimate amount of losses the Company may incur on obligations it has guaranteed, and potential losses the Company may incur on its invested assets.

•

Establishment of case basis reserves for unpaid losses and loss adjustment expenses on the Company’s in-force business and assessing the amount of anticipated claims and recoveries on the Company’s in-force CDS contracts requires the use and exercise of significant judgment by management, including estimates regarding the likelihood of occurrence and amount of a loss on a guaranteed obligation. Actual experience may differ from estimates and such difference may be material, due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred and, in certain cases, will occur over many years in the future. Examples of these events include changes in the level of interest rates, credit deterioration of guaranteed obligations, and changes in the value of specific assets supporting guaranteed obligations. Both qualitative and quantitative factors are used in making such estimates. Any estimate of future costs is subject to the inherent limitation on management’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and claims will vary, perhaps materially, from any estimate. The most significant assumption underlying the Company’s estimate of ultimate

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

losses on its guarantees of ABS CDOs and first lien RMBS transactions is its assumption regarding the expected cumulative loss on mortgage loan collateral supporting such securities. The most uncertain component of that assumption is the future performance of currently performing (non- delinquent) mortgage loan collateral. If the actual rate at which currently performing loans become delinquent is materially greater than assumed, there will be a material adverse effect on the Company’s estimate of ultimate losses on the aforementioned guarantees and, accordingly, its financial position and results of operations. The Company’s estimate of ultimate losses on its guarantees of obligations supported by home equity line of credit (“HELOC”) and closed end second (“CES”) mortgage loan collateral is largely dependent on the Company’s default rate assumption. In this regard, the Company assumed that the default rate will begin to improve by early 2010. If actual loan performance improves later than assumed or does not improve as much as expected, there will be a material adverse effect on the Company’s ultimate losses on its guarantees of obligations supported by HELOCs and CES mortgage loan collateral and, accordingly, its financial position and results of operations. The Company’s default assumptions for first lien RMBS transactions is based on current delinquent loans and analysis of historical defaults for loans with similar characteristics. A loss severity is applied to the first lien RMBS defaults ranging from 41-68% to determine the expected loss on the collateral in those transactions. The Company uses traditional default and prepayment curves to model its unpaid loss. If loss severity is higher than the rates applied, there may be a material adverse effect on our ultimate losses. See Note 16(a) for further information.

•

Substantially all of Syncora Guarantee’s CDS contracts have mark-to-market termination payments following the occurrence of events that are outside Syncora Guarantee’s control, such as Syncora Guarantee being placed into receivership or rehabilitation by the NYID or the NYID taking control of Syncora Guarantee or, in limited cases, Syncora Guarantee’s insolvency. Mark-to-market termination payments for deals in which Syncora Guarantee would have to pay a termination payment are generally calculated either based on “market quotation” or “loss” (each as defined in the International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement). “Market quotation” is calculated as an amount (based on quotations received from dealers in the market) that the counterparty would have to pay another party (other than monoline financial guarantee insurance companies) to have such party takeover Syncora Guarantee’s position in the CDS contract. “Loss” is an amount that a counterparty reasonably determines in good faith to be its total losses and costs in connection with the CDS contract, including any loss of bargain, cost of funding or, at the election of such counterparty, but without duplication, loss or cost incurred as a result of its terminating, liquidating, obtaining or reestablishing any hedge or related trading position. There can be no assurance that counterparties to Syncora Guarantee’s CDS contracts, including the Counterparties, will not assert that events have occurred which require Syncora Guarantee to make mark-to-market termination payments. If such events were to occur, the aggregate termination payments that may be asserted against Syncora Guarantee would significantly exceed its ability to make such payments and, accordingly, such events would have a material adverse effect on the Company’s financial position and results of operations. The fair value of the Company’s CDS contracts recorded in its financial statements at December 31, 2008 does not reflect the effect of mark-to-market termination payments.

•

Under a reinsurance agreement between Syncora Guarantee and Syncora Guarantee-UK (the “Treaty”), Syncora Guarantee has agreed to reinsure, on a quota share basis, up to 97% of the financial guarantee business written by Syncora Guarantee-UK. In the event that, among other things, either of the parties becomes insolvent or has a receiver appointed, the other party shall have the right to terminate the Treaty. In the event of such termination, Syncora Guarantee will forego the right to receive any future premiums and Syncora Guarantee-UK

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

may also have a right to claim back all or a proportion of any premiums already paid to Syncora Guarantee under the Treaty in relation to the period after the date the Treaty is terminated. The Financial Services Authority (“FSA UK”) also, as the applicable regulator of Syncora Guarantee-UK in the United Kingdom, would have broad and extensive powers under the Financial Services and Markets Act 2000 which could be exercised in the event that either Syncora Guarantee or Syncora Guarantee-UK became insolvent or had a receiver appointed, including to vary or cancel Syncora Guarantee-UK’s permission to carry on any of its regulated activities. If any of the aforementioned events should occur, it will have a material adverse effect on Syncora Guarantee’s financial position and results of operations, as well as its ability to comply with its minimum policyholders’ surplus requirement.

Furthermore, in 2002, Syncora Guarantee-UK agreed with the FSA UK to maintain a minimum solvency margin at the greater of (i) $12.5 million or (ii) 200% of the FSA UK’s required minimum margin of solvency. Under a Surplus Maintenance Agreement, Syncora Guarantee agreed to provide Syncora Guarantee-UK with funds sufficient to maintain compliance with this test at all times. Syncora Guarantee-UK was in breach of its capital solvency margin as required by the FSA UK under U.K. GAAP by $4.4 million as of September 30, 2008 and $0.6 million as of December 31, 2008. Syncora Guarantee contributed $4.4 million to Syncora Guarantee-UK and has requested NYID approval to contribute another $1.0 million. The NYID has verbally notified Syncora Guarantee that, until the 2009 MTA is consummated, it will not permit the $1.0 million capital injection to be made. Syncora Guarantee could be required to provide additional contributions to Syncora Guarantee-UK and these amounts could be material. The payment of such funds will be subject to NYID approval. If the NYID does not approve capital contributions to Syncora Guarantee-UK, the FSA UK may take regulatory actions that adversely affect Syncora Guarantee’s financial position and results of operations, and may impact its ability to comply with its minimum policyholders’ surplus requirement.

•

The Company may be unable to enter into or consummate the transactions contemplated by the 2009 MTA or close the tender offer, which would have a material adverse effect on our financial condition and results of operations. In the absence of a successful restructuring that achieves remediation of RMBS exposures and CDS exposures, of the magnitude contemplated by the Letter of Intent and the tender offer, Syncora Guarantee will continue to report a policyholders’ deficit and the New York Superintendent may seek court appointment as rehabilitator or liquidator of Syncora Guarantee. Moreover, in the absence of a successful restructuring and in the exercise of its fiduciary duties, Syncora Guarantee’s Board of Directors may request the New York Superintendent to seek such court appointment. In such circumstances, it is likely that the New York Superintendent would institute such proceedings. If Syncora Guarantee should become subject to a regulatory proceeding, or, in limited cases, if Syncora Guarantee should become insolvent, the holders of certain of the CDS contracts Syncora Guarantee has insured may assert the right to terminate the contracts and assert claims that Syncora Guarantee pay them the termination values, which under current market conditions would be in excess of Syncora Guarantee’s resources. If Syncora Guarantee were required to pay the termination values, Syncora Guarantee would not have sufficient liquidity to fund its obligations as they become due.

•

In light of Syncora Guarantee’s significant statutory policyholders’ deficit and significant anticipated near term claim payments, Syncora Guarantee’s Board of Directors is currently considering a suspension of, and may, in the exercise of its fiduciary duties, determine that it will suspend claim payments in order to preserve its assets for the benefit of all policyholders. If suspended, there can be no assurance when or if claim payments would recommence, although Syncora Guarantee’s Board of Directors could subsequently decide to recommence claim payments. Any decision to suspend claim payments could have a number of material

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

adverse consequences, including but not limited to litigation, potential loss of control rights, the potential assertion of mark-to-market termination payments by counterparties to Syncora Guarantee’s CDS contracts with respect to CDS contracts on which Syncora Guarantee fails to pay a claim and adverse reaction from our regulators, including the NYID, FSA UK and the BMA, including, in the case of the NYID, a decision to seek to commence a rehabilitation or liquidation of Syncora Guarantee. There can be no assurance there would not be other material adverse consequences if Syncora Guarantee failed to pay claims.

•

The Company’s expected financial condition after the consummation of the transactions contemplated by the 2009 MTA and the tender offer is based on various assumptions concerning these transactions, including accounting and tax treatment. There can be no assurance that the assumptions will not differ materially from the ultimate treatment of such transactions and any differences may be material. In addition, while the transactions contemplated by the 2009 MTA and the tender offer were designed to improve our financial condition, the Company will continue to be subject to risks and uncertainties that could materially affect our financial position. Therefore, even if the transactions contemplated by the 2009 MTA and the tender offer are consummated, the Company may continue to report a policyholders’ deficit or not comply with the statutory minimum policyholders’ surplus, undergo additional restructuring and, in addition, the Company may become insolvent in the future.

The Company’s Ability to Continue as a Going Concern

In management’s opinion, the principal factors affecting the Company’s ability to continue as a going concern are (i) whether the Company is successful in consummating the transactions contemplated by the Letter of Intent and related transactions and the tender offer, as well as the effect on the Company’s financial condition from the consummation of such transactions, (ii) non-assertion by certain counterparties to the Company’s CDS contracts of a mark-to-market termination event, (iii) the risk of adverse loss development on its remaining in-force business after the successful consummation of the transactions contemplated by the Letter of Intent and related transactions and the tender offer that would cause Syncora Guarantee not to be in compliance with its $65 million minimum policyholders’ surplus requirement under New York Insurance Law, and (iv) the risk of intervention by the NYID as a result of the financial condition of Syncora Guarantee or FSA UK as a result of Syncora Guarantee-UK’s financial condition.

As a result of uncertainties associated with the aforementioned factors affecting the Company’s ability to continue as a going concern, management has concluded that there is substantial doubt about the ability of the Company to continue as a going concern. The Company’s financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006 are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

Ongoing Strategic Plan

Management is principally focused on: (i) seeking to successfully consummate the 2009 MTA and the tender offer, (ii) maintaining or enhancing the Company’s liquidity, and (iii) remediating troubled credits to minimize claim payments, maximize recoveries and mitigate ultimate expected losses. The Company currently anticipates that in connection with the 2009 MTA Syncora Guarantee will agree, except in certain limited circumstances, not to recommence writing any new business.

In seeking to reduce exposure to CDS contracts and other guaranteed products and otherwise improve the Company’s financial position and liquidity, the Company may from time to time, directly or indirectly, seek to purchase (on the open market or otherwise) or commute its guaranteed exposures. The amount of exposure reduced and the nature of any such actions will depend on market conditions, pricing levels, the Company’s cash position, and other considerations. On March 11, 2009, the Fund commenced a tender offer to acquire the RMBS Securities insured by Syncora Guarantee (see Note 3).

6. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements present the historical consolidated financial position, results of operations and cash flows of the Company. These Consolidated Financial Statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could, and likely will, differ from those estimates. Accounting policies requiring significant estimates consist of those relating to the Company’s credit derivative contracts, deferred acquisition costs, investments, and reserves for losses and loss adjustment expenses, as discussed in this note.

Prior to the IPO, certain expenses reflected in the Consolidated Financial Statements include allocations of corporate expenses incurred by XL Capital related to general and administrative services provided to the Company. These expenses were allocated based on estimates of the cost incurred by XL Capital to provide these services to the Company. Management believes that the methods used to estimate the costs allocated to the company are reasonable. All intercompany accounts and transactions have been eliminated in consolidation. However, these results do not necessarily represent what the historical consolidated financial position, results of operations and cash flows of the Company would have been if the Company had been a separate, stand-alone entity prior to the IPO.

In December 2006, the SEC contacted the Association of Financial Guaranty Insurers (“AFGI”), of which the Company is a member, and instructed the members thereof to recommend a uniform approach for presenting credit derivatives issued by financial guarantee insurance companies in their financial statements. The recommendation of AFGI was developed in consultation with the staff of the Office of the Chief Accountant of the Division of Corporate Finance of the Securities and Exchange Commission (the “SEC”) and has been adopted by the Company effective January 1, 2008 in accordance with the transition AFGI discussed with the SEC. The new presentation does not change the Company’s reported net income or shareholders’ equity, although it does change the presentation of revenues, expenses, assets and liabilities.

As a result of the Company’s adoption of this revised presentation, changes in fair value of the Company’s credit derivatives are recorded in the line item of the accompanying consolidated statement of operations entitled “Net change in fair value of credit derivatives” which is required to be classified in the revenue section of the statement of operations. This line item consists of two components, which are also separately presented in the statement of operations: (1) “Realized gains

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

and losses and other settlements” and (2) “Unrealized gains and losses”. The “Realized gains and losses and other settlements” component includes (i) net premiums received and receivable on issued credit derivatives, (ii) net premiums paid and payable on purchased credit derivatives, (iii) losses paid and payable to credit derivative counterparties due to the occurrence of a credit event and, (iv) losses recovered and recoverable on purchased credit derivatives due to the occurrence of a credit event. The “Unrealized gains and losses” component includes anticipated claims payable and anticipated recoveries, as well as all other changes in fair value. Also included in the aforementioned line items is the change in fair value of the put option relating to Syncora Guarantee’s capital facility. See discussion below and in Note 9.

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

Certain reclassifications have been made to prior period consolidated financial statement amounts, including that discussed above, to conform to current period presentation. There was no effect on net (loss) income or shareholders’ equity as a result of these reclassifications. The following is a summary of reclassifications made to prior period consolidated financial statement amounts to conform to current year presentation:

(in thousands)	Year Ended December 31, 2007				Year Ended December 31, 2006
	As Originally Reported	Reclassifications		As Reclassified	As Originally Reported	Reclassifications		As Reclassified
Net premiums earned	$215,719	$(47,059	)(1)	$168,660	$183,115	$(23,674	)(1)	$159,441
Change in fair value of derivatives
Realized gains and losses and other settlements	—	47,059	(1)	47,059	—	23,674	(1)	23,674
Unrealized losses	(690,917)	(651,166	)(2)	(1,342,083)	(8,385)	(2,068	)(2)	(10,453)

Net change in fair value of derivatives	(690,917)	(604,107)		(1,295,024)	(8,385)	21,606		13,221
Total revenues	(356,790)	(651,166)		(1,007,956)	238,639	(2,068)		236,571
Net losses and loss adjustment expenses	720,532	(651,166	)(2)	69,366	14,958	(2,068	)(2)	12,890
Net (loss) income	(1,224,549)	—		(1,224,549)	117,355	—		117,355

(1)	Premiums from CDS contracts.

(2)	Credit impairment adjustments on CDS contracts.

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(in thousands)	As of December 31, 2007
	As Originally Reported	Reclassifications		As Reclassified
Assets
Reinsurance balances recoverable on unpaid losses	$450,733	$(183,788	)(1)(2)	$266,945
Derivative assets	168,364	186,232	(1)	354,596
Other assets	38,572	(2,444	)(2)	36,128
Total assets	3,604,095	—		3,604,095
Liabilities and Shareholders’ Equity
Unpaid losses and loss adjustment expenses	1,253,088	(850,569	)(1)	402,519
Derivative liabilities	850,126	850,569	(1)	1,700,695
Total liabilities	3,138,032	—		3,138,032
Total liabilities and shareholders’ equity	3,604,095	—		3,604,095

(1)	Credit impairment adjustments on CDS contracts.

(2)	Reclassification of subrogation recoverable on paid claims.

(in thousands)	Year Ended December 31, 2007
	As Originally Reported	Reclassifications		As Reclassified
Cash provided by operating activities:
Net unrealized losses on derivatives	$690,917	$651,166	(1)	$1,342,083
Increase in reinsurance balances recoverable on unpaid losses	(362,117)	182,677	(1)	(179,440)
Other, net	(10,117)	2,443		(7,674)
Increase in unpaid losses and loss adjustment expenses	1,074,571	(836,286	)(1)	238,285
Net cash provided by operating activities	285,503	—		285,503

(in thousands)	Year Ended December 31, 2006
	As Originally Reported	Reclassifications		As Reclassified
Cash provided by operating activities:
Net unrealized losses on derivatives	$8,385	$2,068	(1)	$10,453
Decrease in reinsurance balances recoverable on unpaid losses	(19,399)	324	(1)	(19,075)
Decrease in unpaid losses and loss adjustment expenses	31,149	(2,393	)(1)	28,756
Net cash provided by operating activities	393,479	—		393,479

(1)	Credit impairment adjustments on CDS contracts.

Investments

All of the Company’s investments in debt and equity securities are considered available-for-sale and accordingly are carried at fair value. The fair value of investments is based on quoted market prices received from nationally recognized pricing services or, in the absence of quoted market prices, dealer quotes or matrix pricing. Adverse credit market conditions during the second half of 2007 caused some markets to become relatively illiquid, thus reducing the availability of certain data used by the independent pricing services and dealers. The net unrealized appreciation or depreciation on investments, net of deferred income taxes, is included in accumulated other comprehensive income (loss). Any unrealized depreciation in value considered by management to be other-than-temporary is charged to income in the period that such determination is made.

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

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

The Company’s policy is to not invest in obligations which it insures, and there were no such obligations included in the Company’s investment portfolio as of December 31, 2008 or 2007.

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

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

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

In addition, when an insured issue is retired early, is called by the issuer or is in substance paid in advance through a refunding accomplished by placing U.S. government securities in escrow (hereafter collectively referred to as a “Refunding”), the remaining deferred premium revenue is earned at that time since there is no longer risk to the Company.

Fee Income and Other

The Company has collected, and may collect in the future, certain fees in connection with its guaranteed transactions. Depending upon the type of fee received, the fee is either earned when services are rendered or deferred and earned over the life of the related transaction. Termination fees are earned when due and are included in the accompanying statements of operations under the caption “Fee Income and Other.” Structuring, waiver and consent, and commitment fees are included in the accompanying consolidated statements of operations as premiums and earned on a straight-line basis over the life of the related transaction.

Losses and Loss Adjustment Expenses

The Company’s financial guarantees insure scheduled payments of principal and interest due on various types of financial obligations against payment default by the issuers of such obligations. The Company establishes reserves for losses and loss adjustment expenses on such business based on its best estimate of the ultimate expected incurred losses. The Company’s estimated ultimate expected incurred losses are comprised of: (i) case basis reserves, (ii) unallocated reserves, and (iii) cumulative paid losses to date. Establishment of such reserves requires the use and exercise of significant judgment by management, including estimates regarding the occurrence and amount of a loss on an insured obligation. Actual experience may differ from estimates and such difference may be material, due to the fact that the ultimate dispositions of claims are subject to the outcome of events that have not yet occurred. Examples of these events include changes in the level of interest rates, credit deterioration of insured obligations, and changes in the value of specific assets supporting insured obligations. Both qualitative and quantitative factors are used in establishing such reserves. In determining the reserves, management considers all factors in the aggregate, and does not attribute the reserve provisions or any portion thereof to any specific factor. Any estimate of future costs is subject to the inherent limitation on the Company’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and loss adjustment expenses will vary, perhaps materially, from any estimate.

Case basis reserves on insured business are established by the Company with respect to a specific policy or contract upon receipt of a claim notice or when management determines that (i) a claim is probable in the future based on specific credit events that have occurred and (ii) the amount of the ultimate loss that the Company will incur can be reasonably estimated. As specific case basis reserves are established management considers whether any changes are required to the assumptions underlying the calculation of unallocated reserves (which are discussed below) as a result of such activity. The amount of the case basis reserve is based on the net present value of the expected ultimate loss and loss adjustment expense payments that the Company expects to make,

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

net of expected recoveries under salvage and subrogation rights. Case basis reserves are generally determined using cash flow models to estimate the net present value of the anticipated shortfall between (i) scheduled payments on the insured obligation plus anticipated loss adjustment expenses and (ii) anticipated cash flow from the collateral supporting the obligation and other anticipated recoveries. A number of quantitative and qualitative factors are considered when determining or assessing the need for a case basis reserve. These factors may include the creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured, the projected cash flow or market value of any assets that collateralize or secure the insured obligation, and the historical and projected loss rates on such assets. Other factors that may affect the actual ultimate loss include the state of the economy, changes in interest rates, rates of inflation and the salvage values of specific collateral. Such factors and the Company’s assessment thereof will be subject to the specific facts and circumstances associated with the specific insured transaction being considered for case reserve establishment. Case basis reserves are generally discounted at a rate reflecting the return on the Company’s investment portfolio during the period the case basis reserve is established. The Company believes this rate of return is an appropriate rate to discount its reserves because it reflects the rate of return on the assets supporting such business. When a case basis reserve is established for a guaranteed obligation whose premium is paid on an upfront basis, the Company continues to record premium earnings on such policy over its remaining life, unless it has recorded a full limit loss with respect to such policy, in which case the remaining deferred premium revenue relating thereto is immediately reflected in earnings. When a case basis reserve is established for a guaranteed obligation whose premium is paid on an installment basis, those premiums, if expected to be received prospectively, are considered a form of recovery.

Case basis reserves on financial guarantee reinsurance assumed are generally established by the Company upon quarterly current notifications from ceding companies. There historically has been no time lag between the time the Company records an assumed case basis reserve and the time the Company’s ceding companies record such reserves. For each notification of a ceded case basis reserve from ceding companies, the Company conducts an examination of the basis of the ceding company’s reserve estimate to ensure that the Company concurs with the ceding company’s evaluation and conclusions. In certain instances, the Company may develop its own estimates of losses on assumed business. Except as discussed below, in all instances to date where the Company has assumed case basis reserves, it has concurred with the ceding companies’ evaluation and conclusions with respect to such reserves and, accordingly, there has been no difference between the amount of case basis reserves reported to the Company by its ceding companies and the amount it has recorded in its financial statements. During the year ended December 31, 2008, the Company, based on its own internal analysis, recorded a provision for losses and loss adjustment expenses of $8.6 million relating to a reinsured guarantee covering a global infrastructure financing (see Note 16 (d)) and, in March 2009, the Company was advised by the ceding company that the Company’s share of the estimated reserve that the ceding company had established was approximately $18.0 million. To date, the Company has not completed its assessment of the ceding company’s estimated reserve and, therefore, have not adjusted our provision to reflect the ceding company’s estimate.

In assessing whether a loss is probable, the Company considers all available qualitative and quantitative evidence. Qualitative evidence may take various forms and the nature of such evidence will depend upon the type of insured obligation and the nature and sources of cash flows to fund the insured obligation’s debt service. For example, such evidence with respect to an insured special revenue obligation such as an obligation supported by cash flows from a toll road would consider traffic statistics such as highway volume and related demographic information, whereas an insured mortgage-backed securitization would consider the quality of the mortgage loans supporting the insured obligation including delinquency, default and foreclosure rates, loan to value statistics, market valuation of the mortgaged properties and other pertinent information. In addition, the Company will make qualitative judgments with respect to the amount by which certain other

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

structural protections built into the transaction are expected to limit the Company’s loss exposure. Examples of such structural protections may include: (i) rate covenants, which generally stipulate that issuers (i.e., public finance issuers) set rates for services at certain predetermined levels (i.e., water and sewer rates which support debt obligations supported by such revenues), (ii) springing liens, which generally require the issuer to provide additional collateral upon the breach of a covenant or trigger incorporated into the terms of the transaction, (iii) consultant call-in rights, which provide, under certain circumstances, for a consultant to be engaged to make certain binding recommendations, such as raising rates or reducing expenses, (iv) the ability to transfer servicing of collateral assets to another party, and (v) other legal rights and remedies pursuant to representations and warranties made by the issuer and written into the terms of such transactions. Quantitative information may take the form of cash flow projections of the assets supporting the insured debt obligation (which may include, in addition to collateral assets supporting the obligation, structural protections subordinate to the attachment point of the Company’s risk, such as cash reserve accounts and letters of credit), as well as (to the extent applicable) other metrics indicative of the performance of such assets and the trends therein. The Company’s ability to make a reasonable estimate of its expected loss depends upon its evaluation of the totality of both the available quantitative and qualitative evidence, and no one quantitative or qualitative factor is dispositive.

In addition to case basis reserves, the Company maintains an unallocated loss reserve for expected losses inherent in its in-force business (consisting of both financial guarantee insurance and reinsurance business) that it expects to emerge in the future. The Company’s unallocated loss reserves represent its estimated ultimate liability from claims expected to be incurred in the future under its in-force insured and reinsured policies less outstanding case basis reserves and cumulative paid claims to date on such policies. The Company’s unallocated reserves are estimated by management based upon an actuarial reserving analysis. The actuarial methodology applied by the Company is in accordance with Actuarial Standards of Practice No. 36, Determination of Reasonable Provision. The methodology applied is based on the selection of an expected ultimate loss ratio (“UELR”), as well as an expected loss emergence pattern (i.e., the expected pattern of the expiration of risk on insured and reinsured in-force policies). Salvage and subrogation recoveries are implicit in the Company’s selected UELR as such ratio is derived from industry loss experience, which is net of salvage and subrogation recoveries (i.e., from the liquidation of supporting or pledged collateral assets). The implicit inclusion of salvage and subrogation recoveries in the Company’s selected UELR is consistent with the Company’s explicit consideration of collateral support in the establishment of its case basis reserves. In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 163 (“SFAS 163”), Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Upon adoption of SFAS 163, the Company will no longer be able to record unallocated reserves and will be required to de-recognize its existing unallocated reserves. See “Recent Accounting Pronouncements” below.

The Company updates its estimates of losses and loss adjustment expense reserves quarterly and any resulting changes in reserves are recorded as a charge or credit to earnings in the period such estimates are changed. In connection therewith, the Company’s unallocated reserves are adjusted each period to reflect (i) any revisions to management’s estimated UELR, if any, and (ii) the underlying par risk amortization (or “loss development”) of the related insured and reinsured in-force business (i.e., loss emergence pattern). As stated above, the Company’s estimated ultimate expected incurred losses are comprised of: (i) case basis reserves, (ii) unallocated reserves, and (iii) cumulative paid losses to date. As the Company establishes case basis reserves and pays claims it may, based on its judgment, reduce or increase the UELR used to determine unallocated reserves to reflect its best estimate of the Company’s expected ultimate loss experience. In addition, under the

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

Company’s accounting policy the Company may, based on its judgment, reduce unallocated reserves in response to significant case basis reserve and/or paid loss activity. The Company would only expect such reductions to occur in limited instances, such as economic events generating significant loss activity across a broad cross-section of its in-force portfolio. The Company has not viewed its case basis reserve and paid loss activity to date to warrant a reduction of its unallocated reserves. While material case basis reserves were established by the Company in 2007 and 2008, these reserves were concentrated in certain sectors of the Company’s financial guarantee portfolio and were associated with unprecedented credit-market events. As such, these events did not alter the Company’s perspective of the UELR associated with the remainder of the portfolio and the required level of unallocated reserves. Each quarterly period there is an interplay between case basis reserves, unallocated reserves and cumulative paid losses to date, such that the aggregate thereof represents management’s best estimate of the ultimate losses it expects the Company to incur on its in-force business. The process of establishing unallocated reserves and periodically revising such reserves to reflect the underlying par risk amortization and management’s current best estimate of ultimate losses will ultimately cause the cumulative loss experience over the life of a particular underwriting year’s business to equal the cumulative inception-to-date actual paid losses on such business.

The selection of the Company’s UELR (and subsequent periodic updates thereof) is based on management’s judgment, which considers: (i) the characteristics of the Company’s in-force financial guarantee insurance and reinsurance business (e.g., principally the mix of the Company’s in-force financial guarantee insurance and reinsurance business between public finance and structured finance business; however, management also considered the various bond sectors comprising the Company’s insured and reinsured in-force business which are discussed in detail in Note 15, as well as the credit profile of the Company’s insured and reinsured portfolio of business), (ii) the Company’s actual loss experience, (iii) the characteristics, as discussed above in relation to the Company’s in-force financial guarantee insurance and reinsurance business, of the insured in-force business of companies comprising the financial guarantee insurance industry, and (iv) the actual loss experience of companies comprising the financial guarantee insurance industry, as discussed below. Other factors impacting market default levels and the assumptions important to the Company’s reserving methodology are implicit in the Company’s UELR. Such factors may include interest rates, inflation, taxes, industry trends in the valuation of certain asset classes and the overall credit environment. Based on this comparison, the Company adjusts its UELR, as it consider necessary, to ensure that such ratio continues to be appropriate for the risks inherent in the Company’s in-force business.

The Company analyzes the actual loss experience of companies comprising the financial guarantee insurance industry annually. The analysis utilizes loss and premium data filed by the three largest companies in the financial guarantee insurance industry in Schedule P of their annual statutory financial statements. These statutory filings provide data for ten calendar years and exclude unallocated reserves. Information on unallocated reserves is obtained from Annual Reports filed with the SEC on Form 10-K and is combined with the Schedule P data to estimate ultimate loss ratios for each of the preceding ten years.

Based on this analysis, the Company selected a UELR in 2006, 2007 and 2008 of 20%. The Company has not changed the UELR in 2008 or 2007 because of its view that the losses recorded by the Company and others in the industry are concentrated in residential mortgage exposures which are not correlated to the rest of the Company’s in-force business. The Company’s expected loss emergence pattern is determined by underwriting year based on the par amortization schedules of the underlying insured and reinsured debt obligations comprising its in-force business. The Company adjusts or realigns the expected loss emergence pattern each quarter to reflect the underlying changes in its in-force business (for example, changes in the average life of in-force business resulting from changes in the mix of business and risk or par expiration).

The Company’s methodology applies the UELR to earned premium during the period from its entire in-force book of business (after exclusion of the effect on earned premiums of Refundings and

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

full limit losses because no more risk exists on these policies). Significant changes to any variables on which the Company’s UELR is based, over an extended period of time, will likely result in an increase or decrease in such ratio. For example, a shift in the mix of in-force business to sectors with high default rates would likely increase the Company’s UELR, while a shift in the mix of in-force business to sectors with low default rates would likely decrease the Company’s UELR. Additionally, increases in default rates relative to the Company’s in-force business and in the Company’s actual loss experience or decreases in statistical recovery rates and in the Company’s actual recovery experience would increase the UELR, while the inverse would likely decrease the UELR.

The Company’s unallocated loss reserve is established on an undiscounted basis and represents management’s best estimate of losses that the Company will incur in the future as a result of credit deterioration in the Company’s in-force business but which have not yet been specifically identified. The Company does not attempt to apportion unallocated reserves by type of product.

The Company believes that its reserves are adequate to cover its expected ultimate losses. However, due to the inherent uncertainties of estimating reserves for losses and loss adjustment expenses, actual experience may differ from the estimates reflected in the Company’s financial statements, and the differences may be material. While the Company believes that the underlying principles applied to loss reserving are consistent across the financial guarantee industry, differences may exist with regard to the methodology and measurement of such reserves. While the Company believes that the principles it applies are the most appropriate for the Company’s business and have been applied consistently during the years presented, alternate methods may produce different estimates as compared to the current methodology used by the Company.

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

Although SFAS 60 provides guidance to insurance enterprises, the Company does not believe SFAS 60 comprehensively addresses the unique attributes of financial guarantee insurance contracts, as the standard was developed prior to the maturity of the financial guarantee industry. SFAS 60 provides guidance with respect to insurance contracts that are either short-duration or long-duration in nature. Financial guarantee contracts typically have attributes of both and, therefore, are difficult to classify as either. For instance, financial guarantee contracts are reported for regulatory purposes as property and liability insurance, normally considered short-duration, but have elements of long-duration contracts in that they are irrevocable and extend over a period that may be in excess of 30 years. The Company does, however, recognize premium revenue and policy acquisition costs in a manner consistent with the guidance provided in SFAS 60 for short-duration contracts. If the Company and the rest of the financial guarantee industry were required to classify its insurance contracts as either short-duration or long-duration or if new specific guidance for financial guarantee insurance emerges, different methods of accounting could apply with respect to loss reserving and liability recognition, and possibly extend to premium revenue and policy acquisition cost recognition. Additionally, there are differences in the methodology and measurement of loss reserves followed by other financial guarantee companies.

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

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

The Company will recognize a charge to reduce deferred acquisition costs, and establish a liability if necessary, to the extent the sum of expected losses and loss adjustment expenses, maintenance costs and unamortized policy acquisition costs exceeds the related unearned premiums, the anticipated present value of future premiums under installment contracts written, and anticipated investment income. For policies reinsured with third parties the Company receives ceding commissions to compensate for acquisition costs incurred. The Company nets ceding commissions received against deferred acquisition costs and earns these ceding commissions over the period in which the related premiums are earned.

In the event of a Refunding, the remaining net amount of DAC with respect to refunded insured issue is recognized at such time.

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

Derivative Instruments

Prior to suspending writing substantially all new business (see Note 2), the Company issued CDS contracts and entered into arrangements with other issuers of CDS contracts to assume, all or a portion, of the risks in the CDS contracts they issued (“back-to-back arrangements”) and, in certain cases, which are discussed in more detail below, the Company purchased back-to-back credit protection on all or a portion of the risk from the CDS contracts it issued or assumed. Such back-to-back arrangements were generally structured on a proportional basis. In connection with the transactions comprising the 2008 MTA, the Company terminated substantially all its back-to-back arrangements in the third quarter of 2008 (see Note 4).

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

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

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

The Company’s policy has been to hold its CDS contracts to maturity and not to manage such contracts to realize gains or losses from periodic market fluctuations. However, in certain circumstances, the Company may enter into an off-setting position or back-to-back arrangement, commute, terminate or restructure a CDS contract prior to maturity for risk management purposes (for example, upon a deterioration in underlying credit quality or for the purposes of managing its capital). In connection with the 2008 MTA, the Company commuted several of its CDS contracts and back-to-back arrangements. In addition, the transactions contemplated by the Letter of Intent also include commutation of CDS contracts. See Notes 3 and 4.

As derivative financial instruments, CDS contracts are required under GAAP to be reported at fair value in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and, effective January 1, 2008, measured in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), with changes in fair value during the period included in earnings. SFAS 157 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. This hierarchy requires the use of observable market data when available. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect assumptions about market data based on management’s judgment. In accordance with SFAS 157, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

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

The principal drivers of the fair value of the Company’s CDS contracts include: (i) general market credit spreads for the type(s) of assets referenced in CDS contracts, (ii) the specific quality and performance of the actual assets referenced in the contracts, (iii) the amount of subordination in the transaction before the Company’s liability attaches, (iv) other customized structural features of such contracts (e.g. terms, conditions, covenants), (v) supply and demand factors, including the volume of new issuance and financial guarantee market penetration, as well as the level of competition in the marketplace, and (vi) the market perception of the Company’s ability to meet its obligations under its CDS contracts which may be implied by the cost of buying credit protection on Syncora Guarantee.

The fair value of the Company’s in-force portfolio of CDS contracts other than CDS on ABS CDOs, which are discussed below, represents the net present value of the difference between the remaining unearned premiums that the Company originally charged for credit protection and management’s best estimate of what a financial guarantor of a comparable credit worthiness would hypothetically charge to provide the same protection as of the measurement date. The hypothetical nature of this exit value is representative of the lack of a principal market for the Company’s CDS contracts. In the absence of such a principal market, the Company believes other financial guarantors of comparable credit quality to Syncora Guarantee best represent the hypothetical exit

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

market for the Company’s CDS contracts. Fair value is defined as the price at which an asset or a liability could be bought or transferred in a current transaction between willing parties. Fair value is determined based on quoted market prices, if available. Quoted market prices are available only on a limited portion of the Company’s in-force portfolio of CDS contracts. If quoted market prices are not available, fair value is estimated based on valuation techniques involving management’s judgment. In determining the fair value of its CDS contracts, the Company uses various valuation approaches with priority given to observable market prices when they are available. Market prices are generally available for traded securities and market standard CDS contracts but are less available or unavailable for highly-customized CDS contracts. Most of the Company’s CDS contracts are highly customized structured credit derivative transactions that are not traded and do not have observable market prices. Due to the significance of unobservable inputs required to value such CDS contracts, they are considered to be Level 3 under the SFAS 157 fair value hierarchy.

Typical market CDS contracts are standardized, liquid instruments that reference tradeable securities such as corporate bonds that also have observable prices. These market standard CDS contracts also involve collateral posting, and upon a default of the referenced bond obligation, can be settled in cash. In contrast, the Company’s CDS contracts do not contain the typical CDS market standard features as described above but have been customized to replicate the Company’s financial guarantee insurance. The Company’s CDS contracts provide protection on specified obligations, such as those described above and, generally contain a some form of subordination prior to the attachment of the Company’s liability. The Company is not required to post collateral, and upon default, the Company generally makes payments on a “pay-as-you-go” basis after the subordination in a transaction is exhausted.

The Company’s payment obligations after a default vary by deal type. There are three primary types of policy payment requirements:

(i)	timely interest and ultimate principal;

(ii)	ultimate principal only at final maturity; and

(iii)	payments upon settlement of individual collateral losses as they occur upon erosion of subordination.

The Company’s CDS contracts are structured to prevent large one-time claims upon a specified credit event and generally allow for payments over time (i.e. “pay as you go” basis) or at final maturity. Also, the Company’s CDS contracts are generally governed by a single transaction ISDA Master Agreement relating only to that particular transaction/contract. Under most monoline financial guarantee standard termination provisions, there is no requirement for mark-to-market termination payments upon the early termination of a guaranteed CDS contract. However, substantially all of the Company’s CDS contracts provide for mark-to-market termination payments following the occurrence of events that are outside the Company’s control, such as Syncora Guarantee being placed into receivership or rehabilitation or a regulator taking control of Syncora Guarantee or Syncora Guarantee’s insolvency. Under current market conditions such termination payments would result in a substantial liability to the Company which would be substantially in excess of that currently recorded by the Company in accordance with SFAS 157 and its ability to pay (see Note 5). An additional difference between the Company’s CDS contracts and the typical market standard CDS contracts is that, except in the circumstances noted above, there is no acceleration of the payment to be made under the Company’s CDS contracts unless the Company, at its option, elects to accelerate. Furthermore, by law, the Company’s guarantees are unconditional and irrevocable, and cannot be transferred to most other capital market participants as they are not licensed to write such business. However, through the purchase of back-to-back credit protection, the risk of loss (but not counterparty risk) on these contracts can be transferred to other financial guarantee insurance and reinsurance companies.

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

Description of Valuation Methodology Used by the Company at December 31, 2008

Key variables used in the Company’s valuation of substantially all of its CDS contracts at December 31, 2008 include the balance of unpaid notional, expected term, fair values of the underlying reference obligations, reference obligation credit ratings, assumptions about current financial guarantee CDS fee levels relative to reference obligation spreads, the Company’s Non-Performance Risk, as defined and described below, and other factors. Fair values of the underlying reference obligations are obtained from broker quotes when available, or are derived from other market indications such as new issuance and secondary spreads and quoted values for similar transactions and indices, such as ABX or CDX. The Company’s valuation of such CDS contracts does not generally provide for any adjustment to broker quotes. While such broker quotes are non-binding, the brokers from whom the Company obtains such quotes actively monitor and participate in the markets where such collateral is traded. Accordingly, the Company believes that such brokers rely on observable market information to the greatest extent possible when determining such quotes; however, such brokers may also rely on their internal models and unobservable inputs in making such determinations.

Implicit in the fair values obtained by the Company on the underlying reference obligations are the market’s assumptions about default probabilities, default timing, correlation, recovery rates and collateral values. In general, the Company is using a percentage of the credit spread over LIBOR (the “premium percentage”) that management believes is consistent with (i) levels attainable in the market just prior to the collapse of the market for CDS from financial guarantors and (ii) historical premium pricing for high credit spread transactions. Management believes that the premium percentage available in the market has dropped significantly as the credit spreads for the underlying reference securities have widened to levels not seen historically. These credit spreads reflect the lack of liquidity in the market and this liquidity premium historically has flowed directly to the CDS counterparty as the funding institution. Though management believes the actual premium percentage would be far below those seen in previous markets, with no observable market transactions to use as a benchmark, management has decided to set a floor on the premium percentage of 30%. This level is consistent with the bottom range of our historical premium pricing for CDS transactions. Under this approach, the financial guarantee CDS fee used for a particular contract in the Company’s fair value calculations represent a consistent percentage, period to period, of the credit spread determinable from the reference index value as of the measurement date. This results in a CDS fair value (before adjustment for Non-Performance Risk, as defined below) that fluctuates in proportion with the reference index value.

For example, assuming that at the end of the previous reporting period the credit spread of a reference index was 100 basis points and the current market premium for a transaction that is priced off of that reference index was set at 30 basis points (30% of the reference index), if at the end of the current reporting period the reference index moved to 150 basis points (a 50% increase), the current market premium for such a transaction would be set at 45 basis points (also a 50% increase). Thus, the model indicates that the Company would need to receive an additional 15 basis points (45 bps currently less the 30 bps reported last period) for issuing a CDS on the reference obligation in the current reporting period. To compute the current period change in fair value we discount the product of the outstanding notional amount of the CDS and the contractual premium over the life of the reference obligation, using a counterparty discount rate and subtract from that, the discounted product of the outstanding notional amount of the CDS and calculated current market premium, over the life of the reference obligation using a Syncora-specific discount rate.

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

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

have been made to third party broker quotes as these are intended to capture all elements of the fair value of the underlying securities.

The basis of management’s estimate of the fair value of the Company’s CDS contracts at December 31, 2008 described above reflects the absence of observable transactions in the Company’s principal market. Should such transactions occur in the future, it may significantly affect the Company’s estimate of the fair value of its CDS contracts.

In addition to that discussed above, the fair value of the Company’s CDS contracts reflects the risk that the Company will not be able to honor its obligations under its CDS contracts (its “Non-Performance Risk”) as implied by the market price of buying credit protection on Syncora Guarantee. Non-Performance Risk is reflected in the fair value of the Company’s CDS contracts by incorporating the spread on CDS contracts traded on Syncora Guarantee into the discount rate used. The Company estimates a discount rate for each CDS contract based on the swap rate and the Company’s credit spread for the duration that is the closest to the remaining weighted average life (“WAL”) of the obligation referenced in the CDS contract. Reflecting Non-Performance Risk in the Company’s estimate of the fair value of its CDS contracts was the only change in its valuation methodology caused by the adoption of SFAS 157. At December 31, 2008, the effect of reflecting Non-Performance Risk in the Company’s estimate of the fair value of its CDS contracts was a reduction in the Company’s net derivative liability of approximately $14.2 billion. The spread on 10-year CDS contracts traded on Syncora Guarantee at December 31, 2008 was 60.16%. If the transactions contemplated by the Letter of Intent are consummated, specifically the commutations of CDS contracts with Counterparties as discussed in Note 3, the uncertainty associated with future adverse loss development on the Company’s guarantees will be reduced and management believes that, as a result, the cost of buying credit protection on Syncora Guarantee should decline. The effect of a decline in the cost of buying credit protection on Syncora Guarantee will increase the Company’s derivative liability on the remaining in-force CDS contracts; however, the Company believes that any such increase should be offset in part by the effect on its derivative liability from the aforementioned commutations. However, there can be no assurance that material adverse loss development will not occur in the future or that the aforementioned commutations with will offset the increase in the Company’s derivative liability. At December 31, 2008 and 2007, the notional amount outstanding of the Company’s in-force CDS contracts was $57.8 billion and $65.3 billion, respectively. The remaining WAL of such CDS contracts at December 31, 2008 was 10.2 years. In addition, based on such notional amount as of December 31, 2008 and 2007, approximately 60% and 93%, respectively, of referenced assets underlying such in-force CDS contracts were rated (based on S&P’s ratings) “AAA”, 18% and 7%, respectively, were rated at or above investment- grade, and 22% and less than 1%, respectively, were rated below investment-grade at such dates, respectively.

The following table sets forth the Company’s financial assets and liabilities related to credit derivatives that were accounted for at fair value as of December 31, 2008 by level within the fair value hierarchy of SFAS 157. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Derivative assets	$—	$—	$54,832	$54,832

Total assets	$—	$—	$54,832	$54,832

Financial liabilities:
Derivative liabilities	$—	$—	$787,221	$787,221

Total liabilities	$—	$—	$787,221	$787,221

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

The following table presents the changes in the net derivative asset (liability) balance for the year ended December 31, 2008:

(in thousands)	Level 3 Financial Assets and Liabilities Accounted for at Fair Value Year Ended December 31, 2008
	CDS Contracts, net	Other Derivatives, net(1)	Other Level 3 Financial Assets and Liabilities	Total
Balance, beginning of period	$(1,453,144)	$107,045	$—	$(1,346,099)
Total realized and unrealized gains/(losses) included in earnings	422,050	72,514	—	494,564
Purchases, issuances, and settlements	306,205 (2)	(179,559)	—	126,646
Transfers in and/or out of Level 3	(7,500)	—	—	(7,500)

Balance, end of period	$(732,389)	$—	$—	$(732,389)

The amount of total gains and losses for the period included in earnings which are attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$639,455	$—	$—	$639,455

(1)

Represents the change in fair value of the put option on Syncora Guarantee’s capital facility (see Note 9). The fair value of the option was determined principally based on an independent broker quote.

(2)	See Note 4 for details of settlements.

The following table provides the components of the income statement line item entitled, “Change in fair value of derivatives” related to derivative contracts for the year ended December 31, 2008:

(in thousands)	Realized Gains and Losses and Other Settlements		Unrealized Gains and Losses
Realized and unrealized gains and losses included in earnings for the period are reported as follows:
Total gains or losses included in earnings for the period	$(126,646	)(1)	$621,210	(2)

Change in realized/unrealized gains or losses relating to the assets still held at the reporting date	$(61,625)		$639,455

(1)	Includes premiums received and receivable on CDS contracts issued net of premiums paid or payable on purchased contracts.

(2)	Includes losses paid and payable on issued CDS contracts net of losses recovered and recoverable on purchased contracts.

The following table provides the components of the income statement line item entitled, “Change in fair value of derivatives” related to derivative contracts for the years ended December 31, 2008, 2007 and 2006:

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(in thousands)	For the Year Ended December 31,
	2008	2007	2006
Change in fair value of credit derivatives:
Realized gains and losses and other settlements:
Net credit derivative premiums received and receivable	$61,625	$47,059	$23,674
Net credit derivative losses paid and payable	(188,271)	—	—

Total realized gains and losses and other settlements	(126,646)	47,059	23,674

Unrealized losses:
Change in fair value of credit derivatives	621,210	(1,342,083)	(10,453)

Net change in fair value of credit derivatives	$494,564	$(1,295,024)	$13,221

Description of Valuation Methodology Used by the Company at December 31, 2007

As of December 31, 2007, the Company’s estimate of the fair value of its in-force CDS contracts was based on the use of valuation techniques involving management judgment in regard to a number of factors, including:

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

With respect to items (viii) and (ix) above, in any price discovery involving a commutation of a CDS contract with its counterparty to the transaction, the Company considered its performance risk as implied by the market price of buying credit protection on the Company, when assessing the estimated fair value of its obligations to the counterparty under the contract.

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

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

contracts by the present value of the remaining expected future premiums to be received under the contract. Management concluded that results from this calculation represented a reasonable estimate of the fair value of the Company’s CDS contracts at that time.

In forming management’s best estimate of the fair value of the Company’s CDS contracts subsequent to June 30, 2007, however, management concluded that limited reliance could be placed on price indices because events and conditions in the credit markets associated with subprime mortgage collateral and corporate loans resulted in limited or no transaction activity in many financial instruments since June 30, 2007 (including ABS CDOs, CLOs, RMBS, and other CDOs), causing financial institutions which publish the indices that management historically relied upon to estimate the fair value of the Company’s credit derivatives either to refrain from updating such indices or base changes in the indices partly on judgments in regard to estimated price levels and not actual executed trades. In addition, evidence suggested that the limited price information available in the marketplace in regard to such instruments was influenced by trades resulting from margin calls and liquidity issues that are generally not part of the risks associated with the Company’s business model or CDS contracts. As a result of the factors discussed above, the fair value of the Company’s credit defaults swaps at September 30, 2007 and December 31, 2007 were estimated by management primarily as follows:

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

Variable Interest Entities

The Company insured obligations issued by variable interest entities (“VIEs”) in the ordinary course of the Company’s business. The Company provided financial guarantee insurance of structured transactions backed by pools of assets of specified types, municipal obligations supported

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

by the issuers’ ability to charge fees for specified services or projects, and corporate risk obligations including essential infrastructure projects and obligations backed by receivables from future sales of commodities and other specified services. The obligations related to these transactions were often securitized through VIEs. In synthetic transactions, the Company guaranteed payment obligations of counterparties, including VIEs, through CDS contracts referencing asset portfolios. The Company only provided financial guarantee insurance of these VIEs for premiums at market rates but did not hold any equity positions or subordinated debt in these off-balance sheet arrangements. These financial guarantee contracts represent variable interests held by the Company in VIEs.

In underwriting financial guarantees, the Company generally required that guaranteed obligations be investment-grade prior to the provision of credit enhancement. Typically, in the case of ABS and other structured obligations, such investment grade ratings were based upon subordination, cash reserves and other structural protections. Consequently, the Company determined that it is not the primary beneficiary of any VIEs in which it holds a variable interest. Accordingly, these VIEs are not consolidated by the Company.

Earnings Per Share

Basic earnings per share amounts are calculated by dividing net (loss) or income by the weighted average number of common shares outstanding during the year excluding the dilutive effect of stock option and restricted stock awards outstanding. Diluted earnings per share amounts are calculated by dividing net income by the sum of the weighted average number of common shares outstanding during the year plus additional shares from all potential dilutive securities. The Company’s dilutive securities consist of stock option and restricted stock awards outstanding. The additional shares included in the denominator when calculating diluted earnings per share is calculated in accordance with the treasury stock method. The treasury stock method assumes that a company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include: (i) the purchase price that the grantee will pay in the future, if any (e.g., the exercise price of a stock option); (ii) compensation cost for future service that the company has not yet recognized; and (iii) certain tax benefits when the award generates a tax deduction. However, the calculation of diluted loss per share excludes the dilutive effect of stock option and restricted stock awards outstanding if it would have an anti-dilutive effect on net loss per share. See Note 23.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts—An interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). SFAS 163 clarifies how SFAS 60 applies to financial guarantee insurance contracts. SFAS 163, among other things, changes current industry practices with respect to the recognition of premium revenue and claim liabilities. Under SFAS 163, a claim liability on a financial guarantee insurance contract is recognized when the insurance enterprise expects that a claim loss will exceed the deferred premium revenue (liability) for that contract based on expected cash flows. The discount rate used to measure the claim liability is based on the risk-free market rate and must be updated each quarter. Premium revenue recognition, under SFAS 163 is based on applying a fixed percentage of the premium to the amount of outstanding exposure at each reporting date (referred to as the level-yield approach). In addition, in regard to financial guarantee insurance contracts where premiums are received in installments SFAS 163 requires that an insurance enterprise recognize an asset for the premium receivable and a liability for the unearned premium

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

revenue at inception of a financial guarantee insurance contract and, that such recognition should be based on the following:

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

•	The discount rate used to measure the premium receivable (asset) and the deferred premium revenue (liability) should be the risk-free rate.

The Company expects that the initial effect of applying SFAS 163 will be material to the Company’s financial statements. In particular, the Company expects that implementation of SFAS 163 will cause the Company to de-recognize its reserves for unallocated losses and loss adjustment expenses, and preclude it from providing such reserves in the future (see Note 6 and 16).

SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. In addition, beginning in the third quarter of 2008, the Company was required to make certain disclosures describing the Company’s guarantees that were being closely monitored as a result of deterioration or other adverse developments (see Note 16).

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. The Company adopted the provisions of SFAS 157 on January 1, 2008. See Note 6 for disclosure of the effect on our financial position and results of operations of the adoption of SFAS 157 and Note 7 for certain other disclosures required under SFAS 157.

FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active: An Amendment of FASB Statement No. 157”

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active: An Amendment of FASB Statement No. 157” (“FSP No. FAS 157-3”). FSP No. FAS 157-3 applies to financial assets within the scope of SFAS 157 for which other accounting pronouncements require or permit fair value measurements. FSP No. FAS 157-3 clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The provisions are effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of this FSP need not be applied to immaterial items. Since FSP No. FAS 157-3 only illustrates additional guidance in determining the fair value of a financial asset when the market for that financial asset is not active, FSP No. The Company adopted FAS 157-3 upon its issuance and if did not have any effect on the Company’s financial condition, results of operations or cash flows.

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP No. FAS 133-1 and FIN 45-4”). FSP No. FAS 133-1 and FIN 45-4 require enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude derivative instruments accounted for at fair value under SFAS No. 133. The Company adopted FSP No. FAS 133-1 and FIN 45-4 for its financial statements prepared as of and for the year ended December 31, 2008. Since FSP No. FAS 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP No. FAS 133-1 and FIN 45-4 did not affect the Company’s financial condition, results of operations or cash flows.

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

Proposed FASB Staff Position EITF 03-6-a, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”

In October 2006, the FASB issued proposed FASB Staff Position EITF 03-6-a, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FASB Staff Position (“FSP”) addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share.” A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return such dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP will have an effect on the Company’s EPS calculations. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted.

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06- 11 requires that the tax benefit with respect to dividends or dividend equivalents for non-vested restricted shares or restricted share units that are paid to employees be recorded as an increase to additional paid-in-capital. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company adopted EITF Issue No. 06-11 on January 1, 2008 and it did not have any effect on the Company’s financial statements.

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

The amortized cost and fair value of investments as of December 31, 2008 and 2007 are as follows:

(in thousands)	December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities
Mortgage- and asset-backed securities	$1,045,944	$13,595	$(831)	$1,058,708
U.S. Government and government agencies	268,981	33,409	—	302,390
Corporate	608,724	9,242	(377)	617,589
Non-U.S. sovereign government	5,955	398	—	6,353
U.S. states and political subdivisions of the states	815	—	(113)	702

Total debt securities	$1,930,419	$56,644	$(1,321)	$1,985,742

(in thousands)	December 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities
Mortgage- and asset-backed securities	$1,379,631	$13,586	$(8,082)	$1,385,135
U.S. Government and government agencies	306,787	8,143	(9)	314,921
Corporate	709,353	7,449	(2,694)	714,108
Non-U.S. sovereign government	15,826	235	(37)	16,024
U.S. states and political subdivisions of the states	823	5	(7)	821

Total debt securities	$2,412,420	$29,418	$(10,829)	$2,431,009

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

The change in net unrealized gains consists of changes in the valuation of debt securities of $36.7 million, $38.3 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Proceeds from sales of debt securities for the years ended December 31, 2008, 2007 and 2006 were $100.5 million, $91.5 million and $384.5 million, respectively.

The amortized cost and fair value of bonds at December 31, 2008 and 2007 by contractual maturity are shown below. Actual maturity may differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(U.S. Dollars in thousands)	December 31, 2008
	Amortized Cost	Fair Value
Due within one year	$98,649	$99,718
Due after one through five years	445,643	456,069
Due after five through ten years	303,792	328,508
Due after ten years	36,391	42,739

Subtotal	884,475	927,034
Mortgage- and asset-backed securities	1,045,944	1,058,708

Total	$1,930,419	$1,985,742

(in thousands)	December 31, 2007
	Amortized Cost	Fair Value
Due within one year	$49,882	$49,760
Due after one through five years	579,748	586,886
Due after five through ten years	362,952	367,371
Due after ten years	40,207	41,857

Subtotal	1,032,789	1,045,874
Mortgage- and asset-backed securities	1,379,631	1,385,135

Total	$2,412,420	$2,431,009

Net investment income is derived from the following sources:

(in thousands)	2008	2007	2006
Debt securities, short-term investments and cash and cash equivalents	$135,184	$123,142	$79,996
Less: Investment expenses	(2,902)	(2,432)	(2,272)

Net investment income	$132,282	$120,710	$77,724

The gross realized gains and gross realized (losses) for the years ended December 31, 2008, 2007 and 2006 were $2.1 million and ($242.5) million; $0.9 million and ($3.4) million; and $1.9 million and ($18.1) million, respectively.

The Company has gross unrealized losses on securities which it considers to be temporary impairments. Such individual security positions have been evaluated by management, based on specific criteria, to determine if these impairments should be considered other-than-temporary. These criteria include assessment of the severity and length of time securities have been impaired, along with management’s ability and intent to hold the securities to recovery (which considers the Company’s liquidity position), among other factors. For the years ended December 31, 2008 and December 31, 2007, the Company recorded other-than-temporary impairment charges of $238.9 million and $1.2 million, respectively. The Company did not record any other-than-temporary

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

declines in the fair value of debt securities or short-term investments for the year ended December 31, 2006.

The other-than-temporary impairment charge recorded during the year ended December 31, 2008, was due to fact that the Company was not able to assert that it had the intent and ability to hold securities in an unrealized loss position until they mature or recover in value. The Company’s inability to make such assertion is due to its expectation that it will need to sell a significant amount of its invested assets to fund the transactions contemplated by the Letter of Intent if they are consummated. See Note 3.

The following tables present the aggregate gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007, respectively:

(in thousands)	December 31, 2008
	Less than 12 months			12 months or more			Total
	Fair Value	Unrealized Loss	Number of Securities	Fair Value	Unrealized Loss	Number of Securities	Fair Value	Unrealized Loss	Number of Securities
Description of securities
Mortgage- and asset-backed securities.	$5,043	$800	12	$1,006	$31	4	$6,049	$831	16
U.S. Government and government agencies	—	—	—	—	—	—	—	—	—
Corporate	9,787	377	23	—	—		9,787	377	23
U.S. states and political subdivisions	340	27	1	361	86	1	701	113	2
Non-U.S. sovereign government	—	—	—	—	—	—	—	—	—

Total debt securities and short-term investments	$15,170	$1,204	36	$1,367	$117	5	$16,537	$1,321	41

(in thousands)	December 31, 2007
	Less than 12 months			12 months or more			Total
	Fair Value	Unrealized Loss	Number of Securities	Fair Value	Unrealized Loss	Number of Securities	Fair Value	Unrealized Loss	Number of Securities
Description of securities
Mortgage- and asset-backed securities.	$94,598	$831	7	$384,020	$7,251	153	$478,618	$8,082	160
U.S. Government and government agencies	—	—	—	7,666	9	2	7,666	9	2
Corporate	40,683	411	13	208,696	2,283	88	249,379	2,694	101
U.S. states and political subdivisions	445	7	1	—	—	—	445	7	1
Non-U.S. sovereign government	—	—	—	8,530	37	2	8,530	37	2

Total debt securities and short-term investments	$135,726	$1,249	21	$608,912	$9,580	245	$744,638	$10,829	266

The following table presents the fair value of the Company’s investments at December 31, 2008 based on the fair value hierarchy level of the inputs used to determine the fair value of such investments as prescribed under SFAS 157. See Note 6 for a description of the fair value hierarchy requirements of SFAS 157.

(in thousands)	As of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Debt securities available for sale	$1,985,742	$190,836	$1,792,808	$2,098
Equity securities(1)	22,720	—	22,720	—

(1)	Represents 8 million class A ordinary shares of XL Capital received by the Company in connection with the transactions comprising the 2008 MTA. See Note 4.

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

Debt securities with an amortized cost and fair value of $6.5 million and $7.3 million and $7.1 million and $7.6 million at December 31, 2008 and 2007, respectively, were on deposit with various regulatory authorities as required by insurance laws.

8. Minority Interest—Redeemable Preferred Shares of Subsidiary

Syncora Guarantee Re was originally formed in 1998 as part of an investment venture between XL Capital and FSA and was initially capitalized through a series of transactions resulting in the issuance by Syncora Guarantee Re of its common shares to XLI, an indirect wholly owned subsidiary of XL Capital, for consideration of $221.0 million and the issuance by Syncora Guarantee Re of its Series A Redeemable Preferred Shares to FSA for consideration of $39.0 million. On December 7, 2004, Syncora Guarantee Re issued additional common shares to XLI in exchange for $125.0 million and on July 1, 2006 all of XL Capital’s direct and indirect ownership interest in Syncora Guarantee Re was contributed to Syncora Holdings. See Note 1. In addition, during 2006, Syncora Holdings contributed $298.1 million to Syncora Guarantee Re from the net proceeds of its IPO and in 2007, Syncora Holdings contributed $225.0 million to Syncora Guarantee Re from the net proceeds of its issuance of Series A Perpetual Non-Cumulative Preference Shares. See Note 21. There were no common or other shares of equity capital issued by Syncora Guarantee Re to Syncora Holdings in exchange for such contributions. Pursuant to Syncora Guarantee Re’s corporate bye-laws each share of common stock of Syncora Guarantee Re was entitled to three votes with respect to matters requiring a vote of shareholders and each share of the Series A Redeemable Preferred Shares were entitled to one vote. Accordingly, at December 31, 2007 and 2006 holders of Syncora Guarantee Re’s Series A Redeemable Preferred Shares as a group had approximately a 5% voting interest in Syncora Guarantee Re, respectively, whereas holders of Syncora Guarantee Re’s common shares had an approximate 95% voting interest, respectively.

Under Syncora Guarantee Re’s corporate bye-laws the Series A Redeemable Preferred Shares were originally structured to provide for: (i) a 5% fixed annual dividend, (ii) an annual participating dividend according to certain criteria including a formula based on the financial guarantee company industry average for dividends paid, and (iii) a payment upon redemption. Under Syncora Guarantee Re’s amended corporate bye-laws the Series A Preferred Shares may be redeemed by Syncora Guarantee Re: (i) at any time, in whole or in part, at its sole option; subject to certain limitations; or (ii) in whole but not in part, at any time after the tenth anniversary of the date of their initial issue. Dividends under the Series A Preferred Shares are cumulative. At any time after November 3, 2008, the holders may require Syncora Guarantee Re to redeem the Series A Preferred Shares. The Series A Preferred Shares may also be required to be redeemed upon the occurrence of a change of control.

Prior to April, 2006 the redemption price of the Series A Preferred Shares was estimated at the end of each reporting period and changes in the redemption value were accreted over the period from the date of issuance to the earliest redemption date using the interest method. Pursuant to resolution of Syncora Guarantee Re’s shareholders on April 2006, Syncora Guarantee Re restructured the terms of its Series A Redeemable Preferred Shares and changed its bye-laws accordingly. In accordance with the resolution, the participating dividend of the preference shares was eliminated, the stated value of the preferred shares held by FSA was increased to $54.0 million, and the fixed dividend rate was increased from 5% to 8.25%.

For the year ended December 31, 2006, the Company recorded $8.0 million of “minority interest—dividends on redeemable preferred shares” which reflects the effect of the restructured terms of the Series A Preferred Shares referred to above.

On February 27, 2007, the board of directors of Syncora Guarantee Re approved: (i) an extraordinary dividend of $15.0 million on its Series A Redeemable Preferred Shares, and (ii) a reduction in the stated value of the remaining outstanding Series A Redeemable Preferred Shares by

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

a corresponding amount. Payment of the extraordinary dividend and the reduction in the stated value of the Series A Redeemable Preferred Shares occurred on March 30, 2007. Also, as a result of the reduction in stated value, dividends on the redeemable preferred shares were $0.8 million quarterly subsequent to March 31, 2007.

In connection with the 2008 MTA, Syncora Holdings purchased all the outstanding Syncora Guarantee Re Series A Preferred Shares in exchange for $2.9 million and contributed them to Syncora Guarantee. In connection with the merger of Syncora Guarantee Re with and into Syncora Guarantee, such shares were cancelled. See Note 4.

9. Syncora Guarantee Capital Facility

On February 11, 2008, Syncora Guarantee Re issued $200 million of non-cumulative perpetual Series B preferred shares (the “Series B Preferred Shares”) pursuant to the exercise of a put option under its capital facility. After the merger of Syncora Guarantee Re with and into Syncora Guarantee on September 4, 2008, the Series B Preferred Shares became preferred shares of Syncora Guarantee (see Notes 1 and 4). The Series B Preferred Shares have a par value of $120 per share and a liquidation preference of $100,000 per share. Holders of outstanding Series B Preferred Shares are entitled to receive, in preference to the holders of Syncora Guarantee’s common shares, cash dividends at a percentage rate per Series B Preferred Share as follows:

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

In accordance with GAAP, the aforementioned put option is required to be reported at fair value with changes in the fair value thereof reflected in the unrealized gains (losses) component of the “Net change in fair value of derivatives” line item of the Company’s statements of operations. For the year ended December 31, 2008, the Company recorded a net realized gain of $179.6 million and for the years ended December 31, 2007 and 2006, the Company recorded net unrealized gains (losses) of $104.6 million and $(2.3) million, respectively, relating to the put option. The increase in the value of the put option recorded at December 31, 2008 and 2007 reflects the trading value at such dates of the aforementioned pass-through securities which, in turn, reflects the market perception of credit risk associated with the Series B Preferred Shares.

At December 31, 2007, the fair value of the put option was $107.1 million, which is reflected in the Company’s consolidated balance sheet at such date in the line item entitled, “Derivative assets”. During the period from January 1, 2008 through to the effective date of the exercise of the put option, the Company recorded an incremental unrealized gain on the put option of $72.5 million and

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

the corresponding derivative asset at such date was $179.6 million. Upon the exercise of the put option, the Company reversed the derivative asset and correspondingly reduced the paid in capital of the Series B Preferred Shares that were issued pursuant to the exercise of the put option. The effect of these entries is to report the Series B Preferred Shares at their estimated fair value at the date of issuance. Accordingly, the carrying value of the Series B Preferred Shares at December 31, 2008 of $20.0 million represents the net proceeds received upon the issuance thereof less the reversal of the fair value of the put option on the date of exercise.

10. Related Party Transactions

Services Agreements with Affiliates

Prior to the IPO, the Company purchased various services from affiliates of XL Capital under various agreements and continued to purchase such services under new agreements that became effective at the date of the IPO. Such services principally included: (i) information technology support, (ii) reinsurance and retrocessional consulting and management services and (iii) actuarial, finance, legal, internal audit services and certain investment management services. Since the IPO, the Company has undertaken to perform certain of the services itself or to outsource such services to other vendors and has, accordingly, discontinued the purchase of all the services that were provided by XL Capital. For the years ended December 31, 2008, 2007 and 2006, the Company incurred costs under the aforementioned agreements aggregating $2.5 million, $4.3 million and $3.0 million, respectively, which are reflected in “Operating expenses” in the accompanying consolidated statements of operations.

Reinsurance Agreements and Other Guarantees with Affiliates

The Company has the following reinsurance agreements with affiliates. Certain of the agreements discussed below may be terminated under certain conditions, as defined in the agreements. As noted below, many of these agreements were terminated or commuted on the Closing Date in connection with the 2008 MTA (see Note 4).

•

Effective July 1, 2007, Syncora Guarantee Re ceded certain business to XLI, aggregating approximately $3.7 billion of guaranteed par/notional exposure, under an existing facultative quota share reinsurance agreement. As a result of this transaction, on such date, Syncora Guarantee Re ceded premiums of $16.3 million to XLI, received a ceding commission allowance of $6.6 million from XLI, and recorded a liability to XLI of $9.7 million. In connection with the 2008 MTA discussed in Note 4, the aforementioned reinsurance agreement was commuted.

•

Effective August 4, 2006, certain subsidiaries of XL Capital indemnified the Company for all losses and loss adjustment expenses incurred in excess of its retained reserves at the effective date of the agreement relating to an insured project financing described in Note 16 (c). In consideration for the aforementioned indemnifications the Company was obligated to pay such affiliates approximately $9.8 million on an installment basis over the life of the aforementioned project financing. As the premium was due irrespective of any early termination of the underlying insurance transaction, the Company recorded a liability of approximately $7.0 million at the effective date of the indemnifications (representing the present value of the obligation discounted at 5.0%, which reflects the rate on Treasury obligations at that time with a term to maturity commensurate with that of the liability) and a corresponding deferred cost, which are reflected in the accompanying consolidated balance sheet as of December 31, 2007 in “reinsurance premiums payable” and “prepaid reinsurance premiums”, respectively. In connection with the 2008 MTA discussed in Note 4, the aforementioned indemnities were cancelled.

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

•

Effective August 4, 2006, XLA has undertaken to indemnify the Company for any diminution in value below their carrying value at June 30, 2006 of the notes and preferred shares described in Note 16, which notes and preferred shares were acquired in connection with the satisfaction of a claim under a financial guarantee insurance policy issued by Syncora Guarantee. In addition, pursuant to the aforementioned indemnity, XLA agreed to indemnify the Company for any costs arising out of any litigation or future claim in connection with the aforementioned insurance policy. See Note 16 for further information regarding amounts recovered or recoverable by the Company under the indemnity.

•

On August 4, 2006, Syncora Guarantee Re terminated a facultative quota share reinsurance treaty with XLI that had been effective since 2001. As a result of the termination, XLI returned $26.5 million of premiums to Syncora Guarantee Re, Syncora Guarantee Re returned ceding commissions of $7.8 million to XLI, and XLI paid Syncora Guarantee Re $18.7 million.

•

On August 4, 2006, Syncora Guarantee Re and XLI agreed to cancel from inception the reinsurance of certain business ceded under a facultative quota share reinsurance treaty that was effective since 1999. As a result of this cancellation, Syncora Guarantee Re paid XLI $0.2 million, XLI assumed Syncora Guarantee Re’s obligation for $1.2 million of reserves for losses and loss adjustment expenses, and Syncora Guarantee Re recorded a capital contribution of $1.0 million. In addition, on such date, Syncora Guarantee Re assumed certain business from XLI pursuant to the aforementioned reinsurance treaty. As a result thereof, Syncora Guarantee Re recorded assumed premiums of approximately $8.0 million, ceding commissions of approximately $1.0 million and received cash from XLI of approximately $7.0 million.

•

Effective October 1, 2001, Syncora Guarantee Re entered into an excess of loss reinsurance agreement with XLI. This agreement covered a portion of Syncora Guarantee Re’s liability arising as a result of losses on policies it reinsured and credit derivatives it issued that were in excess of certain limits and were not covered by Syncora Guarantee Re’s other reinsurance agreements. Syncora Guarantee Re was charged a premium of $0.5 million per annum for this coverage. This agreement provided indemnification only for the portion of any loss covered by the agreement in excess of 10% of Syncora Guarantee Re’s Bermuda statutory surplus, up to an aggregate amount of $500 million, and excluded coverage for liabilities arising other than pursuant to the terms of an underlying policy.

In connection with the 2008 MTA discussed in Note 4, the Company and XLI terminated and settled the excess of loss agreement for a payment by XL Capital to the Company of $100.0 million. As a result, the Company recorded a loss during the year ended December 31, 2008 of $106.1 million, which represented the excess net carrying value of amounts owed by XLI to the Company under the agreement over the aforementioned settlement payment.

There were no losses ceded by Syncora Guarantee Re under this agreement prior to 2007. At December 31, 2007, the Company had a recoverable from XLI under this agreement of $259.4 million, which is reflected in “reinsurance balances recoverable on unpaid losses” in the accompanying consolidated balance sheet for the year then ended. The ceded losses of $259.4 million represent the present value (discounted at 5.1%) of the full limit loss of $500 million under this agreement. The Company incurred expense under the excess of loss reinsurance agreement of $8.2 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively. The expense recorded in 2007 reflects all future ceded premium that the Company would have been required to pay under the reinsurance agreement over the remaining average life of the loss payments and recoveries noted above, in order for the agreement to remain in-force and the Company recover the aforementioned ceded losses.

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

•

Effective November 1, 2002 and as amended and restated as of March 1, 2007, Syncora Guarantee was party to a facultative reinsurance arrangement (the “XL Re Treaty”) with XL Reinsurance America, Inc. (“XL RE AM”). Under the terms of the XL Re Treaty, XL RE AM agreed to reinsure risks insured by Syncora Guarantee under financial guarantee insurance policies up to the amount necessary for Syncora Guarantee to comply with single risk limitations set forth in Section 6904(d) of the New York Insurance Law. Such reinsurance was on an automatic basis prior to the effective date of the IPO and was on a facultative basis on and after the effective date of the IPO. The reinsurance provided by XL RE AM was on an excess of loss or quota share basis. The Company was allowed up to a 30% ceding commission (or such other percentage on an arm’s-length basis) on ceded premiums written under the terms of this agreement. In connection with the 2008 MTA described in Note 4, the XL RE Treaty was commuted.

•

Syncora Guarantee Re entered into the Old Master Facultative Agreement (see Note 4) to reinsure certain policies issued by FSA which guarantee the timely payment of the principal of and interest on various types of debt obligations. Syncora Guarantee Re’s obligations under certain of these arrangements were guaranteed by XLI. Effective upon the IPO, the guarantee was terminated with respect to all new business assumed by Syncora Guarantee Re under such arrangement, but the guarantee remained in effect with respect to cessions under the agreement prior to the IPO. In connection with the 2008 MTA discussed in Note 4, Syncora Guarantee Re commuted the Old Master Facultative Agreement and Syncora Guarantee entered into the New Facultative Master Agreement to reinsure a portion of the protection previously provided to FSA by Syncora Guarantee Re. To effect the commutation of the Old Master Facultative Agreement, Syncora Guarantee Re paid FSA $165.4 million and in connection with the reassumption of a portion of such business by Syncora Guarantee under the New Master Facultative Agreement, Syncora Guarantee received a payment from FSA of $88.6 million. In addition, in connection with the 2008 MTA described in Note 4, XLI’s guarantee of Syncora Guarantee Re’s obligations to FSA, relating to cessions under reinsurance agreements prior to the IPO, was terminated. Subsequent to the Closing Date, FSA commuted a portion of the business assumed by Syncora Guarantee under the New Facultative Master Agreement.

•

Syncora Guarantee Re guaranteed certain of XLI’s obligations in connection with certain transactions where XLI’s customer required such credit enhancement. Each of these transactions has a “double trigger” structure, meaning that Syncora Guarantee Re does not have to pay a claim unless both the underlying transaction and XLI default. For each of these transactions, Syncora Guarantee Re entered into a reimbursement agreement with XLI, pursuant to which XLI pays Syncora Guarantee Re a fee for providing its guarantee and XLI grants Syncora Guarantee Re a security interest in a portion of the payments received by it from its client. Pursuant to the merger of Syncora Guarantee Re with and into Syncora Guarantee, these guarantees are now the guarantees of Syncora Guarantee. As of December 31, 2008 and 2007, Syncora Guarantee Re’s aggregate net par outstanding relating to such guarantees was $365.5 million and $511.1 million, respectively.

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

The XLI guarantee agreement terminated with respect to any new business produced by Syncora Guarantee and ceded to Syncora Guarantee Re pursuant to the facultative quota share reinsurance agreement after the effective date of the IPO, but the guarantee remained in effect with respect to cessions under the agreement prior to the IPO. In connection with

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

the 2008 MTA discussed in Note 4, the facultative quota share reinsurance agreement was commuted and XLI’s guarantee of Syncora Guarantee Re’s obligations to Syncora Guarantee, relating to cessions under reinsurance agreements prior to the IPO, was eliminated in consideration of a payment by XLI to Syncora Guarantee Re of approximately $1.6 billion, which was recorded by the Company as a capital contribution (see Note 4).

•

The Company previously provided financial guarantee insurance policies insuring timely payment of investment agreements issued by XL Asset Funding Company I LLC (“XLAF”), a wholly-owned subsidiary of XL Capital. These investment agreements contained ratings triggers based on the rating of Syncora Guarantee, which were triggered upon Syncora Guarantee’s ratings downgrades by Moody’s, S&P and Fitch. As a result, XLAF repaid these investment agreements prior to June 30, 2008. As of December 31, 2008 and 2007, the aggregate face amount of such investment agreements guaranteed by Syncora Guarantee was zero and $4.0 billion, respectively. Notwithstanding the repayment of all outstanding investment agreements, XLAF remains obligated to Syncora Guarantee to indemnify it for certain losses, costs and expenses.

In addition, the Company insures XLAF’s obligations under certain derivative contracts issued and purchased by XLAF. As of December 31, 2008 and 2007, the total notional value of such contracts insured was $150.0 million and $162.9 million, respectively.

The following table summarizes the non-affiliated and affiliated components of each line item in the consolidated statements of operations where applicable:

(in thousands)	Year Ended December 31,
	2008	2007	2006
Net premiums earned
Non-affiliated:
Total premiums written	$86,084	$274,325	$337,047
Ceded premiums written	(5,300)	(35,828)	(16,129)

Net premiums written	80,784	238,497	320,918
Change in net deferred premium revenue	184,480	(76,007)	(166,484)

Non-affiliated net premiums earned	265,264	162,490	154,434

Affiliated:
Total premiums written	(36,081)	36,144	46,502
Ceded premiums written	4,902	(31,085)	4,838

Net premiums written	(31,179)	5,059	51,340
Change in net deferred premium revenue	45,286	1,111	(46,333)

Affiliated net premiums earned	14,107	6,170	5,007

Total net premiums earned	279,371	168,660	159,441

Net investment income	132,282	120,710	77,724
Net realized losses on investments	(240,399)	(2,517)	(16,180)
Net change in fair value of derivatives	494,564	(1,295,024)	13,221
Fee income and other	3,498	215	2,365

	389,945	(1,176,616)	77,130

Total revenues	669,316	(1,007,956)	236,571

Net losses and loss adjustment expenses
Non-affiliated	1,799,671	97,957	25,109
Affiliated	(1,794)	(28,591)	(12,219)

Total net losses and loss adjustment expenses	$1,797,877	$69,366	$12,890

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(in thousands)	Year Ended December 31,
	2008	2007	2006
Acquisition costs, net
Non-affiliated	15,341	16,061	14,452
Affiliated	1,760	3,910	1,788

Total acquisition costs, net	17,101	19,971	16,240
Loss on commutation of reinsurance agreements	42,381	—	—
Operating expenses	230,829	98,931	78,999

Total expenses	2,088,188	188,268	108,129

(Loss) income before income tax and minority interest	(1,418,872)	(1,196,224)	128,442
Income tax (benefit) expense	(2,659)	16,389	3,133

(Loss) income before minority interest	(1,416,213)	(1,212,613)	125,309
Minority interest—dividends on preferred shares	5,432	3,527	7,954

Net (loss) income	(1,421,645)	(1,216,140)	117,355
Dividends on Series A perpetual non-cumulative preference shares of subsidiary	—	8,409	—
Gain on redemption of Series A redeemable preferred shares of subsidiary	36,075

Net (loss) income available to common shareholders	$(1,385,570)	$(1,224,549)	$117,355

The following table summarizes the affiliated components of each line item in the consolidated balance sheets where applicable:

(in thousands)	As of December 31,
	2008	2007
Assets
Deferred acquisition costs	$—	$17,070
Prepaid reinsurance premiums	—	41,218
Premiums receivable	—	4,693
Reinsurance balances recoverable on unpaid losses	—	381,632
Other assets	—	794

Total affiliated assets	—	445,407
Non-affiliated assets	3,900,934	3,158,688

Total assets	$3,900,934	$3,604,095

Liabilities, minority interest and shareholders’ equity
Liabilities
Unpaid loss and loss adjustment expenses	$—	$21,257
Deferred premium revenue	—	138,951
Reinsurance premiums payable	—	28,726
Accounts payable, accrued expenses and other liabilities	—	4,212

Total affiliated liabilities	—	193,146
Non-affiliated liabilities	3,170,975	2,944,886

Total liabilities	3,170,975	3,138,032
Minority interest—redeemable preferred shares (affiliate)	—	39,000
Minority interest—Series B non-cumulative preferred shares of subsidiary (non-affiliate)	20,000	—
Total shareholders’ equity	709,959	427,063

Total liabilities, minority interest and shareholders’ equity	$3,900,934	$3,604,095

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

11. Net Premiums Earned

Net premiums earned are comprised of:

(in thousands)	Year Ended December 31,
	2008	2007	2006
Gross premiums written	$79,404	$254,223	$329,328
Reinsurance premiums assumed	(29,401)	56,246	54,221

Total premiums written	50,003	310,469	383,549
Change in direct deferred premium revenue	186,289	(98,673)	(175,208)
Change in assumed deferred premium revenue	50,529	(17,360)	(27,719)

Gross premiums earned	286,821	194,436	180,622

Reinsurance premiums ceded	(398)	(66,913)	(11,291)
Change in prepaid reinsurance premiums	(7,052)	41,137	(9,890)

Ceded premiums earned	(7,450)	(25,776)	(21,181)

Net premiums earned	$279,371	$168,660	$159,441

Premiums earned for the years ended December 31, 2008, 2007, and 2006 include $130.6 million, $14.7 million and $27.4 million, respectively, related to refunded and called bonds and other accelerations.

12. Deferred Acquisition Costs and Deferred Ceding Commissions

Deferred acquisition costs, net of deferred ceding commission revenue, as well as related amortization, as of and for the years ended December 31, 2008, 2007 and 2006 are as follows:

(in thousands)	Year Ended December 31,
	2008	2007	2006
Deferred acquisition costs, net—beginning of year	$108,117	$93,809	$59,592
Costs and revenues deferred:
Acquisition costs deferred during the year	—	54,858	51,214
Ceding commission revenue deferred during the year	—	(20,579)	(8,566)

Net costs and revenues deferred	—	34,279	42,648
Commutation with affiliate	19,046	—	7,809
Acquisition costs and ceding commission revenue amortized:
Acquisition costs amortized	(19,127)	(27,284)	(22,422)
Ceding commission revenue amortized	2,026	7,313	6,182

Net acquisition costs amortized	(17,101)	(19,971)	(16,240)

Deferred acquisition costs, net—end of year	$110,062	$108,117	$93,809

During the year ended December 31, 2007, the Company recorded a charge of $3.1 million to reduce deferred acquisition costs in regard to certain of its guarantees of obligations supported by HELOC and CES mortgage loan collateral to reflect the fact that the sum of expected losses and loss adjustment expenses, maintenance costs and unamortized policy acquisition costs on such guaranteed obligations exceeded the related unearned premiums, the anticipated present value of future premiums under installment contracts written, and anticipated investment income.

Accelerated amortization of deferred acquisition costs due to Refundings was $8.3 million, $2.7 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

13. Reinsurance

The Company enters into ceded reinsurance arrangements principally to increase aggregate capacity, manage its risk guidelines and to reduce the risk of loss on business written or assumed. This reinsurance includes the reinsurance arrangements with affiliates that are discussed in Note 10, as well as reinsurance arrangements with non-affiliated reinsurers. Reinsurance does not relieve the Company of its obligations under its guarantees. Accordingly, the Company is still liable under its guarantees in the event reinsuring companies do not meet their obligations to the Company under reinsurance agreements. The Company regularly monitors the financial condition of its reinsurers. For the years ended December 31, 2008, 2007, and 2006 there were no amounts provided by the Company for uncollectible reinsurance recoverable. The following tables set forth certain amounts ceded to affiliate and non-affiliate reinsurers as of and for the years ended December 31, 2008, 2007, and 2006.

(in thousands)	2008
	Affiliate	Non-Affiliate	Total
Year Ended December 31
Ceded premiums written	$(4,902)	$5,300	$398
Ceded premiums earned	(2,696)	10,146	7,450
Ceding commission revenue	1,893	3,527	5,420
Ceded losses and loss adjustment expenses	2,835	52,224	55,059
As of December 31
Par exposure ceded	$—	$1,401,463	$1,401,463
Reinsurance balances recoverable on unpaid losses	—	6,011	6,011

(in thousands)	2007
	Affiliate	Non-Affiliate	Total
Year Ended December 31
Ceded premiums written	$31,086	$35,827	$66,913
Ceded premiums earned	13,737	12,039	25,776
Ceding commission revenue	2,947	4,367	7,314
Ceded losses and loss adjustment expenses	49,026	1,310	50,336
As of December 31
Par exposure ceded	$7,738,617	$10,921,965	$18,660,582
Reinsurance balances recoverable on unpaid losses	225,743	41,202	266,945

(in thousands)	2006
	Affiliate	Non-Affiliate	Total
Year Ended December 31
Ceded premiums written	$(4,837)	$16,128	$11,291
Ceded premiums earned	9,841	11,340	21,181
Ceding commission revenue	2,809	3,373	6,182
Ceded losses and loss adjustment expenses	14,647	487	15,134
As of December 31
Par exposure ceded	$1,581,107	$5,745,370	$7,326,477
Reinsurance balances recoverable on unpaid losses	79,615	9,001	88,616

14. Letter of Credit and Liquidity Facility

On August 1, 2006, Syncora Holdings and certain of its subsidiaries entered into the Credit Agreement with a syndicate of banks, for which Citibank N.A. is the administrative agent. The Credit Agreement provided for a five-year letter of credit and revolving credit facility, which, prior to the Credit Agreement Amendment, provided for letters of credit of up to $250 million and up to $250 million of revolving credit loans with the aggregate amount of outstanding letters of credit and

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

revolving credit loans thereunder not to exceed $500 million. Pursuant to the Credit Agreement Amendment, Syncora Holdings agreed (i) to permanently reduce the availability under its revolving credit facility from $250 million to zero, (ii) to reduce the availability under the letter of credit facility to the amount of the letter of credit exposure as of July 28, 2008 and, subsequently, further reduce such exposure for any outstanding letters of credit for FSA’s benefit upon the closing the Commutation Agreement, and (iii) collateralize the remaining letters of credit after the consummation of the transactions comprising the 2008 Master Transaction Agreement. See Note 4 for further information regarding the Credit Agreement Amendment.

15. Outstanding Exposure and Collateral

The Company provides financial guarantee insurance and reinsurance to support public and private borrowing arrangements. Financial guarantee insurance guarantees the timely payment of principal and interest on insured obligations to third party holders of such obligations in the event of default by an issuer. The Company’s potential liability in the event of non-payment by the issuer of a guaranteed obligation represents the aggregate outstanding principal guaranteed under its policies and contracts and related interest payable at the date of default. In addition, the Company provides credit protection on specific assets referenced in its CDS contracts which consist of structured pools of corporate obligations (see Note 6). Under the terms of its CDS contracts, the seller of credit protection makes a specified payment to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a referenced obligation. The Company’s potential liability under its CDS contracts represents the notional amount of such swaps that it guarantees.

As of December 31, 2008 and 2007, the Company’s net outstanding par exposure under its in-force financial guarantee insurance and reinsurance policies and contracts aggregated to $133.7 billion and $165.0 billion, respectively, including the Company’s notional exposure under CDS contracts aggregating to $56.2 billion and $59.6 billion, respectively.

The following tables present certain information with respect to the par amounts insured and notional amounts guaranteed by the Company at December 31, 2008 and 2007, before and after reinsurance (or on a “gross” and “net” basis, respectively):

(in billions)	2008			2007
	Gross	Net	% of Net	Gross	Net	% of Net
Risk Classes—Par Exposure
U.S. Public finance	$53.5	$52.4	39.2%	$74.3	$69.3	42.0%
Non-U.S. Public finance:
U.S. Structured finance	58.1	58.1	43.5%	76.9	70.2	42.5%
International finance	23.5	23.2	17.3%	32.5	25.5	15.5%

Total	$135.1	$133.7	100.0%	$183.7	$165.0	100.0%

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

The par amounts insured as of December 31, 2008 and 2007 and the terms of maturity are as follows:

(in billions)	2008
	U.S. Public Finance		Non-U.S. Public Finance
	Gross	Net	Gross	Net
Years to Maturity—Par Exposure
0 to 5 years	$1.5	$1.5	$8.0	$8.0
5 to 10 years	12.0	11.2	11.3	11.3
10 to 15 years	5.6	5.6	10.8	10.8
15 to 20 years	11.4	11.4	5.1	5.1
20 years and beyond	23.0	22.7	46.4	46.1

Total	$53.5	$52.4	$81.6	$81.3

(in billions)	2007
	U.S. Public Finance		Non-U.S. Public Finance
	Gross	Net	Gross	Net
Years to Maturity—Par Exposure
0 to 5 years	$1.2	$1.2	$13.9	$10.4
5 to 10 years	12.8	11.4	17.9	16.6
10 to 15 years	6.9	6.7	12.2	11.3
15 to 20 years	14.8	14.1	7.0	6.4
20 years and beyond	38.6	35.9	58.4	51.0

Total	$74.3	$69.3	$109.4	$95.7

The Company seeks to limit its exposure to losses by maintaining a surveillance function which monitors such transactions throughout their lives. Additionally, the Company historically sought to mitigate credit risk by only underwriting investment-grade transactions, diversifying its portfolio and maintaining collateral requirements on asset-backed obligations, as well as through reinsurance.

As of December 31, 2008 and 2007, par and notional amounts of the Company’s guaranteed asset-backed obligations were supported by the following types of collateral:

(in billions)	2008			2007
	Gross	Net	% of Net	Gross	Net	% of Net
Asset-Backed Collateral Type—Par Exposure
Consumer ABS	$10.3	$10.3	78.0%	$16.1	$13.9	82.3%
Commercial ABS	2.9	2.9	22.0	4.3	3.0	17.7

Total	$13.2	$13.2	100.0%	$20.4	$16.9	100.0%

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

As of December 31, 2008 and 2007, the Company’s in-force portfolio of guaranteed risks was diversified by type of obligation as shown in the following table:

(in billions)	2008			2007
	Gross	Net	% of Net	Gross	Net	% of Net
Type of Insured Obligation—Par Exposure(1)
Pooled Debt Obligation	$42.7	$42.7	31.9%	$48.0	$45.5	27.6%
General Obligation	29.8	29.1	21.7	35.7	33.7	20.4
Utilities	17.6	17.4	13.0	13.4	12.3	7.5
Transportation	11.5	11.2	8.4	17.0	12.5	7.6
Consumer ABS	10.3	10.3	7.7	16.1	13.9	8.4
Non-Ad Valorem	5.0	5.0	3.7	7.1	6.9	4.2
Housing and Public Buildings	4.9	4.8	3.6	2.6	2.5	1.5
Higher Education	3.8	3.8	2.9	6.7	6.6	4.0
Commercial ABS	2.9	2.9	2.2	4.3	3.0	1.8
Financial Product	1.8	1.8	1.4	8.6	7.7	4.7
Future Flow	1.5	1.5	1.1	2.3	2.0	1.2
Power & Utilities	1.2	1.2	0.9	14.8	12.7	7.7
Municipal—Other	1.2	1.1	0.8	1.4	1.0	0.6
Infrastructure	0.4	0.4	0.3	4.0	3.3	2.0
Specialized Risk—Other	0.3	0.3	0.2	—	—	0.0
Sovereign	0.1	0.1	0.1	1.0	0.7	0.4
Whole Business Secured	0.1	0.1	0.1	0.4	0.4	0.2
Specialized Risk	—	—	0.0	0.3	0.3	0.2
Pre-Insured	—	—	0.0	—	—	0.0
Revenue Secured	—	—	0.0	—	—	0.0

Total	$135.1	$133.7	100.0%	$183.7	$165.0	100.0%

(1)	Includes policies in all segments: U.S. Public Finance, U.S. Structured Finance and International Finance.

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

In addition, the Company seeks to maintain a diversified portfolio of guaranteed obligations designed to spread its risk across a number of geographic areas. Set forth below is the distribution of the Company’s par and notional exposures by geographic location as of December 31, 2008 and 2007:

(in billions)	2008			2007
	Gross	Net	% of Net	Gross	Net	% of Net
Geographic Distribution—Par Exposure
New York	$16.9	$16.9	12.6%	$20.7	$19.2	11.6%
California	8.3	8.3	6.2	15.5	14.2	8.6
Illinois	3.9	3.9	2.9	5.4	5.1	3.1
Texas	3.9	3.7	2.8	5.0	4.5	2.7
Alabama	3.6	3.5	2.6	3.6	2.9	1.7
Florida	3.4	2.7	2.0	4.9	4.1	2.5
Delaware	3.1	3.1	2.3	4.7	4.0	2.5
Pennsylvania	2.9	2.9	2.2	3.5	3.4	2.1
New Jersey	2.3	2.3	1.7	3.4	3.3	2.0
Massachusetts	1.6	1.6	1.2	3.6	3.5	2.1
Michigan	1.5	1.5	1.1	2.0	2.0	1.2
Georgia	1.5	1.5	1.1	2.0	1.9	1.2
Colorado	1.4	1.4	1.0	1.5	1.5	0.9
Wisconsin	0.9	0.9	0.7	2.1	1.8	1.1
District of Columbia	0.7	0.7	0.5	1.1	1.1	0.7
Other U.S. Jurisdictions	17.4	17.4	13.0	24.5	23.0	13.9
U.S. Diversified	38.4	38.4	28.8	47.7	43.9	26.6
International	23.4	23.0	17.3	32.5	25.6	15.5

Total.	$135.1	$133.7	100.0%	$183.7	$165.0	100.0%

In its asset-backed business, the Company historically considered geographic concentration as a factor in its underwriting process. However, the existence of first-loss protection in a typical asset-backed securitization, in addition to other factors, makes it difficult to attribute geographic exposure to deals collateralized by diversified pools of obligations. For asset-backed transactions, the Company considers the seller/servicer, industry and type of collateral to be more relevant measures of diversification.

Set forth below is the Company’s par exposure from the issuance of financial guarantee insurance policies and its notional exposure from the issuance of CDS contracts as of December 31, 2008 and 2007:

(in billions)	2008			2007
	Gross	Net	% of Net	Gross	Net	% of Net
Credit Enhancement—Par Exposure
Financial guarantee insurance policy	$78.0	$77.5	58.0%	$118.4	$105.4	63.9%
CDS contracts	57.1	56.2	42.0	65.3	59.6	36.1

Total	$135.1	$133.7	100.0%	$183.7	$165.0	100.0%

During 2008, the Company recorded a provision for losses before reinsurance of approximately $1,850.6 million ($1,789.8 million after reinsurance) relating to its exposure to guarantees of obligations supported by residential mortgages due to unprecedented credit-market events. See Note 16.

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

The Company is exposed to residential mortgages directly, through its guarantees of RMBS and indirectly, through its guarantees of ABS CDOs.

As of December 31, 2008, the Company’s total net direct exposure to RMBS aggregated approximately $8.7 billion, representing approximately 6.5% of its total in-force guaranteed net par outstanding at such date. The RMBS exposure consisted of various collateral types, including prime and Alt-A 1st lien, subprime 1st lien, HELOC and CES mortgage collateral. During the year ended December 31, 2008, the Company recorded a provision for losses and loss adjustment expenses of $1,850.6 million before reinsurance ($1,789.8 million after reinsurance) on certain guarantees supported by HELOC and CES mortgage collateral (see Note 16).

As of December 31, 2008, the Company had insured 14 high-grade and 3 mezzanine ABS CDO transactions, with total net par outstanding of $14.2 billion. All of its indirect exposure to residential mortgages arises from CDOs in which its guarantees are with respect to securities having the benefit of higher than the minimum amount of subordination required under rating agency criteria, in effect at the time of issue for a rating of “AAA,” based on S&P ratings. However, as a result of the actual levels of delinquencies, defaults and foreclosures on subprime mortgages substantially exceeding forecast levels, the Company anticipates losses from these policies. As of December 31, 2008, the Company’s indirect subprime net exposure was approximately $4.4 billion based on the RMBS holdings within the ABS CDO collateral pools. The Company’s indirect net exposure to other ABS CDOs was approximately $1.7 billion as of December 31, 2008, and a significant portion of the underlying collateral supporting these transactions consists of subprime RMBS. In addition, the collateral pools of most of the Company’s ABS CDO transactions contain securities issued by other ABS CDOs (also known as CDOs of CDOs or CDOs squared).

Exposure to CDOs

The following table presents the net notional exposure of the Company’s guaranteed CDOs by rating as of December 31, 2008:

(in billions, except percentages)(1)	Net Par Outstanding as of December 31, 2008	% of Total
AAA(2)	$27.9	65.3%
AA	2.5	5.9
A	0.3	0.7
BBB and lower	12.0	28.1

Total	$42.7	100.0%

(1)	Ratings represent the lower of S&P or the Company’s internal rating by deal as of February 25, 2009.

(2)	Also includes exposure considered to be “super senior” where the underlying credit support exceeds the “AAA” guidelines set by S&P.

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

The following table presents the net notional exposure of the referenced assets underlying the Company’s CDO of ABS portfolio by rating as of December 31, 2008:

(in billions except percentages) Ratings(1)	Net Notional Outstanding as of December 31, 2008	% of Total
AAA	$1.9	13.4%
AA	2.3	16.2
A	1.1	7.7
BBB & lower	8.9	62.7

Total	$14.2	100.0%

(1)	Ratings represent the lower of ratings by S&P or Moody’s as of February 2, 2009.

16. Liability for Losses and Loss Adjustment Expenses

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

(in thousands)	2008	2007	2006
Gross unpaid losses and loss expenses at beginning of year	$402,519	$164,235	$135,478
Unpaid losses and loss expenses recoverable	(266,945)	(87,505)	(68,430)

Net unpaid losses and loss expenses at beginning of year	135,574	76,730	67,048
Increase in net losses and loss adjustment expenses incurred in respect of losses occurring in current year	606,151	73,019	12,239
Prior years	1,191,726	(3,653)	651
Effect of commuting certain reinsurance agreements	112,746	(2,444)	(1,177)
Less net losses and loss expenses paid	(366,021)	(8,078)	(2,031)

Net unpaid losses and loss adjustment expenses at end of year	1,680,176	135,574	76,730
Unpaid losses and loss adjustment expenses recoverable	6,011	266,945	87,505

Gross unpaid losses and loss expenses at end of year	$1,686,187	$402,519	$164,235

Case Basis Reserves for Losses and Loss Adjustment Expenses

Set forth below is a discussion of certain case basis reserves established by the Company during the years ended December 31, 2008, 2007, and 2006.

(a)

For the years ended December 31, 2008, 2007 and 2006, the Company recorded a provision for losses and loss adjustment expenses, after giving effect to reinsurance, of approximately $1,789.8 million, $37.2 million and $0, respectively, representing the net present value loss expected to be incurred in the future with respect to certain of its guarantees of obligations supported by HELOC and CES (second lien loans) mortgage loan collateral, as well as Alt-A (first lien) mortgage loan collateral in 2008. At December 31, 2008 and 2007, reserves for unpaid losses and loss adjustment expenses on such business, after giving effect to reinsurance, were $1,557.9 million and $37.2 million, respectively ($1,558.4 million and $216.7 million, respectively before giving effect to reinsurance).

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

The 2008 activity for losses and loss adjustment expenses reflects the recapture of previously ceded reserves as a result of the commutation of reinsurance agreements. In connection with the 2008 MTA discussed in Note 4, the Company commuted substantially all of its ceded reinsurance arrangements.

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

The total remaining par guaranteed by the Company with respect to the aforementioned guarantees supported by HELOC, CES and Alt-A collateral, net of carried case basis reserves but before reinsurance, aggregated approximately $3.7 billion ($3.7 billion after reinsurance) at December 31, 2008 and $2.4 billion ($2.2 billion after reinsurance) at December 31, 2007.

The Company’s estimates of losses on the aforementioned guarantees are based on assumptions and estimates extending over many years into the future. Such estimates are subject to the inherent limitation on management’s ability to predict the aggregate course of future events. It should therefore be expected that the actual emergence of losses and loss adjustment expenses will vary, perhaps materially, from any estimate. Among other things, the assumptions could be affected by an increase in unemployment, further decreases in house prices, increase in consumer costs, lower advance rates by lenders or other parties, lower than expected revenues or other events or trends. The Company’s estimates are determined based on an analysis of results of a cash flow model.

The cash flow model projects expected cash flows from the underlying mortgage notes. The model output is dependent on, and sensitive to, key input assumptions, including assumptions regarding default rates, draw rates, recoveries and prepayment rates. The cash flow from the mortgages is then run through the “waterfall” as set forth in the indenture for each transaction. Claims in respect of principal result when the outstanding principal balance of the mortgages is less than the outstanding principal balance of the insured notes. Recoveries result when cash flow from the mortgages is available for repayment, typically after the insured notes are paid off in full.

The Company bases its default assumptions for the second lien transactions (HELOCs and CESs) in large part on recent observed default rates and the current pipeline of delinquent loans. At December 31, 2007, the Company had assumed that the peak defaults would occur at the end of 2008 and decline to a steady-state by mid-2009. At December 31, 2008, the Company’s assumption is that the peak will occur in mid-2009 and continue until early 2010 with a return to steady-state by the end of 2010. Net losses will be greater if the time it takes the mortgage performance to stabilize is longer than currently anticipated.

The losses for the second lien transactions (HELOCs and CESs) are estimated based on a model using a constant default rate (“CDR”) curve. The model anticipates a CDR which would reflect the “rolling” of delinquent loans to loss over a four to seven month time horizon and then assumes a peak CDR plateau through March 2010 followed by a ramping down of CDR over 9 months. After the ramp down, the Company assumes a steady state CDR at a CDR rate well above historical norms until approximately year seven of the deal. By year seven of the deal, the Company assumes another step down to 0% CDR to reflect lower default rates due to seasoning offset by recoveries on previously charged-off loans, based on shape of the CDR curve for a similar product. The CDR is a function of several factors, one of which is the state of the economy and unemployment. If economic conditions

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

remain depressed for longer than expected, the plateau of peak CDR could be longer than modeled. If the plateau were one-quarter longer it would result in an increase in expected unpaid loss of $123 million. If the plateau were one-year longer the expected loss would increase by $410 million.

The Company’s default assumptions for the 1st lien transactions is based on current delinquent loans and analysis of historical defaults for loans with similar characteristics. A loss severity is applied to the 1st lien defaults ranging from 41-68% based upon actual loss severity observances and collateral characteristics to determine the expected loss on the collateral in those transactions. The Company uses traditional default and prepayment curves to model its unpaid loss.

Through December 31, 2008, the Company has paid claims (net of reimbursements from the transactions) aggregating $513.5 million on its guarantees of obligations discussed above.

The Company has exercised rights available to it in connection with certain RMBS it insured to require the sponsors of such securities to repurchase mortgage loans backing the securities that breached certain representations and warranties. In all or most instances the Company has recorded reserves for unpaid losses and loss adjustment expense on such insured RMBS. While the sponsors have, and may in the future, dispute the repurchase of all or a portion of these mortgages, if the Company is successful in enforcing its rights, whether through litigation or otherwise, it will reduce the ultimate losses expected by the Company on the aforementioned insured securities. As of December 31, 2008 and 2007, the amount of mortgages that the Company is seeking sponsors to repurchase aggregated approximately $771.0 million and $0, respectively. No assurance can be given: (i) that the Company will be successful in enforcing its rights to require sponsors to repurchase the mortgages discussed above, and (ii) in regard to the amount of the potential decrease in reserves for unpaid losses that the Company may be able to record if it is successful. Potential benefit associated with successfully requiring the sponsor to repurchase mortgages, as discussed above, has not been reflected in the Company financial statements.

(b)

The Company insured payment of scheduled debt service on sewer revenue warrants issued by Jefferson County, Alabama (the “County”) in 2002 and 2003 and, in addition, has provided a surety bond policy in connection therewith. As of December 31, 2008, the outstanding principal amount of such obligations, and the Company’s exposure thereto before giving effect to reinsurance and the Company’s reserves for losses thereon discussed below, was $1.1 billion (after giving effect to reinsurance and the Company reserves for losses thereon, the Company’s exposure was $1.0 billion). Such obligations are secured by a pledge of the net revenues of the County’s sewer system. However, the County’s sewer system is experiencing severe financial difficulties and in a filing dated February 27, 2008 pursuant to SEC Rule 15c2-12, the County stated it can provide no assurance that net revenues from the sewer system will be sufficient to enable the County to pay, on a timely basis, the scheduled principal and interest obligations of the sewer revenue warrants.

During the year ended December 31, 2008, the Company recorded a provision for losses and loss adjustment expenses, after giving effect to reinsurance, of $26.6 million relating to the warrants, which reflects its best estimate of its ultimate loss thereon. At December 31, 2008, the Company’s reserve for unpaid losses and loss adjustment expenses, after giving effect to reinsurance, on the warrants was $22.4 million ($25.6 million before giving effect to reinsurance).

The Company continues to monitor the aforementioned exposure and, as new information becomes available, it may be required to adjust its provision for loss reserves thereon in the future. Through March 30, 2009, the Company has paid gross claims in an aggregate amount of approximately $165.5 million relating to the warrants. In addition, the Company estimates

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

that it may be required to pay claims relating to the warrants over the remainder of calendar year 2009 of approximately $138.0 million. The actual amount of claims the Company may be required to pay in the future may differ from such estimates and the differences could be material.

See Note 18 for information regarding litigation related to the Company’s insurance of the warrants.

(c)

As of December 31, 2008 and 2007, the Company carried a reserve for unpaid losses and loss adjustment expenses of $41.3 million and $8.7 million after giving effect to reinsurance, respectively, ($41.3 million and $74.0 million, respectively, before giving effect to reinsurance, which was all provided by affiliates of XL Capital), representing the net present value loss expected to be incurred in the future with respect to an insured project financing. Such reserves were based on assumptions and estimates extending over many years into the future. There is currently no payment default with respect to this transaction. Management continues to monitor the exposure and will revise its loss estimate if necessary, as new information becomes available.

In connection with the 2008 MTA (see Note 4), the Company and XL Capital canceled the aforementioned indemnities and commuted the aforementioned reinsurance provided by affiliates of XL Capital in exchange for consideration payable to the Company by affiliates of XL Capital equal to the ceded reserves for unpaid losses and loss adjustment expenses. Also, during the year ended December 31, 2008, the Company decreased the aforementioned reserves from $74.0 million to $41.3 million. The total remaining par insured by the Company in connection with this transaction (net of applicable carried case reserves before reinsurance), which amortizes over the next 10 years, aggregated approximately $224.8 million at December 31, 2008 and $204.6 million at December 31, 2007.

(d)

During the year ended December 31, 2008, the Company recorded a provision for losses and loss adjustment expenses of $8.6 million after giving effect to reinsurance relating to a global infrastructure financing that it had reinsured and carried a reserve for unpaid losses and loss adjustment expenses on such reinsured transaction of the same amounts at December 31, 2008. Such reserves were based on assumptions and estimates extending over many years into the future. A claim of $0.9 million was paid on this reinsured transaction in December 2008. Management continues to monitor the exposure and will revise its loss estimate if necessary, as new information becomes available. The total remaining par insured by the Company in connection with this transaction (net of applicable carried case reserves before reinsurance), which amortizes over the next 20 years, aggregated approximately $105.0 million at December 31, 2008. In March 2009, the Company was advised by the ceding company that its share of the estimated reserve they had established on this transaction was approximately $18.0 million. To date, the Company has not completed its assessment of the ceding company’s estimated reserve and, therefore, the Company has not adjusted its provision to reflect the ceding company’s estimate. See Note 6.

(e)

In December 2005, certain notes that were insured by the Company and collateralized by loans to medical providers (the “Insured Notes”) defaulted upon their maturity. In satisfaction of the resulting claim, the Company purchased the Insured Notes for $20.2 million, which represented the remaining outstanding principal and accrued interest on the Insured Notes. The Insured Notes were recorded as an investment at their estimated fair value of $19.5 million at the date of acquisition. The difference between the estimated fair value of the Insured Notes at the date they were acquired and the consideration paid to acquire the notes was recorded as a paid loss of $0.7 million. The estimate of fair value of the Insured Notes was based on the Company’s estimate of the fair value of the underlying

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

collateral. During 2006, the Company recognized an impairment charge of $15.1 million relating to the Insured Notes and the balance of the Insured Notes was paid down. In addition, during 2006 the Company recorded a charge for $5.0 million relating to other exposures under this transaction. With respect to the aforementioned charges, the Company was indemnified for $6.1 million by XLA pursuant to an indemnification discussed above and in Note 10.

During 2006, the Company also recorded a charge and carried a liability at December 31, 2006 of $5.0 million relating to a dispute in regard to certain claims made by parties associated with the transaction discussed above. Because the Company’s liability in regard to this dispute was fully indemnified by XLA pursuant to the indemnification discussed above and in Note 10, the Company also recorded a benefit during 2006 and carried a recoverable from XLA at December 31, 2006 of $5.0 million. During 2007, the Company settled the dispute for $3.9 million and, accordingly, reduced the liability and corresponding recoverable to zero.

(f)

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

(g)

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

Unallocated Reserves

While material case basis reserves were established by the Company during the fourth quarter of 2007 and during the year ended December 31, 2008, these reserves were concentrated in certain sectors of its financial guarantee portfolio and were associated with unprecedented credit-market events. As such, these events did not alter management’s estimate of the UELR associated with the remainder of the portfolio and, accordingly, the required level of unallocated reserves. For the years ended December 31, 2008, 2007 and 2006, the Company recorded a net provision for unallocated reserves of $4.2 million, $17.5 million and $14.3 million, respectively. The reduction in the

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

Company’s provision for unallocated reserves during the year ended December 31, 2008 was attributable to a significant increase in refunded bonds and other accelerations during such periods. At December 31, 2008 and 2007, the Company’s unallocated reserves were $71.6 million and $90.7 million, respectively.

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

The Company’s surveillance department focuses its review on monitoring the lower rated bond sectors and potentially troubled sectors, which have included RMBS, CMBS, CDOs and CLOs. It tracks performance monthly to try to ensure that covenants have not been breached. If a covenant is breached, the Company may have the right to put the transaction into rapid amortization so that all cash flow generated from that transaction is used to pay down principal and stay current with interest. Typically, the surveillance department reviews periodic servicing and trustee reports to track coverage levels, enhancement levels, delinquency levels, loss frequency, loss severity and total losses and compares such performance metrics with the metrics that were made available at the time the transaction was closed. If losses are above projections, the surveillance department will analyze the reasons for the deviation. In some cases, it may be an indication of servicing problems, where loans are delinquent and are not put into foreclosure in time to maximize recovery. Typically, once per year, the surveillance department will review servicers of loans and other assets supporting the Company’s insured obligations to better understand their servicing practices and to identify potential servicing problems, if any. The Company believes that this is an important safeguard, as servicers are required to indemnify the Company against failure to adhere to the servicing standards set forth in the servicing agreements.

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

The activities of the Company’s surveillance department are integral to the identification of specific credits that have experienced deterioration in credit quality and the assessment of whether losses on such credits are probable, as well as any estimation of the amount of loss expected to be incurred with respect to such credits. Closely monitored credits are divided into four categories: (i) Special Monitoring List—low investment grade credits where a material covenant or trigger may be breached and closer monitoring is warranted; (ii) Yellow Flag List—credits that the Company determines to be non- investment grade but a loss is unlikely, including credits where claims may have been paid or may be paid but reimbursement is likely; (iii) Red Flag List—credits where a loss is possible but not probable or reasonably estimable, including credits where claims may have been paid or may be paid but full recovery is in doubt; and (iv) Loss List—credits where a loss is probable and reasonably estimable. In general, credits not in the Flag List are considered fundamentally sound, normal risk. These credits are tracked according to a frequency of review schedule. All ABS and CDO credits are reviewed monthly at a minimum. Higher rated municipal credits are reviewed on an exception basis only frequency. Random audit checks are completed annually.

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

The following table sets forth certain information in regard to the Company’s closely monitored credits as of December 31, 2008:

(in millions)	Special Monitoring List	Yellow Flag List	Red Flag List	Loss List	Total
Number of policies	27	8	2	45	82
Remaining weighted-average contract period (in years)	8.6	12.8	3.0	7.2	7.9
Insured contractual payments outstanding:
Principal	$2,911.8	$562.2	$12.8	$6,884.7	$10,371.6
Interest	1,319.5	437.6	1.0	1,740.3	3,498.3

Total	$4,231.3	$999.8	$13.8	$8,625.0	$13,869.9

Gross claim liability	$—	$—	$—	$2,949.5	$2,949.5
Less:
Gross potential recoveries	—	—	—	605.5	605.5
PVFIP	29.4	4.7	—	19.1	53.2
Discount, net	—	—	—	674.6	674.6

Claim liability reported in the balance sheet	$(29.4)	$(4.7)	$—	$1,650.3	$1,616.2

Unearned premium reserve	$3.8	$15.8	$—	$32.1	$51.7

Reinsurance recoverable	$—	$—	$—	$3.1	$—

17. Income Taxes

Syncora Holdings is not subject to any taxes in Bermuda on either income or capital gains under current Bermuda law. In the event that there is a change such that these taxes are imposed, Syncora Holdings would be exempted from any such tax until March 2016 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, and Amended Act of 1987.

Syncora Guarantee Re, prior to the Closing Date, was not subject to any taxes in Bermuda on either income or capital gains under applicable Bermuda law. Effective on the Closing Date, Syncora Guarantee Re redomesticated from Bermuda to the State of Delaware and all the ownership interests in Syncora Guarantee Re, which were owned by Syncora Holdings, were contributed by Syncora Holdings to Syncora Guarantee, and on September 4, 2008 Syncora Guarantee Re merged with and into Syncora Guarantee, with Syncora Guarantee being the surviving company.

Syncora Guarantee is subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations, and effective on the Closing Date through September 4, 2008, Syncora Guarantee Re was subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The U.S. federal income tax liability is determined in accordance with the principles of the consolidated tax provisions of the Internal Revenue Code and Regulations. Syncora Guarantee has subsidiary and branch operations in certain international jurisdictions that are subject to relevant taxes in those jurisdictions. Syncora Guarantee files, and for the period it remained in existence Syncora Guarantee Re will file, a consolidated tax return with Syncora Holdings US Inc. (the U.S. common parent of the Syncora Holdings group) and its subsidiaries (which consists of Syncora Guarantee and Syncora Holdings US Inc.’s other U.S. based subsidiaries). Syncora Guarantee US Inc. maintains a tax sharing agreement with its subsidiaries, whereby the consolidated income tax liability is allocated among affiliates in the ratio that each affiliate’s separate return liability bears to the sum of the separate return liabilities of all affiliates that are members of the consolidated group. In addition, a complementary method is used which results in reimbursement by profitable affiliates to loss affiliates for tax benefits generated by loss affiliates.

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

On the effective date of the merger discussed above, Syncora Guarantee Re’s separate existence ceased and from that point forward it was no longer a member of the U.S. consolidated return group.

Management has concluded that results from operations forecasted to be generated in the future is more likely than not insufficient to offset net operating loss carry forwards and cause the realization of the deferred tax assets within a reasonable period, thus a valuation allowance has been established against the entire deferred tax assets of the Company at December 31, 2008 and December 31, 2007. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) which places primary importance on the Company’s operating results in recent periods when assessing the need for a valuation allowance. The Company’s cumulative loss in recent periods represents negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support reversal of all or a portion of the valuation allowance. Until such time, except for state, local and foreign tax provisions, the Company will have no net deferred tax assets.

Section 382 of the Internal Revenue Code (“Section 382”) contains rules that limit the ability of a corporation that experiences an “ownership change” to utilize its net operating loss carryforwards (“NOLs”) and certain built-in losses recognized in periods following the ownership change. An ownership change is generally any change in ownership of more than 50 percentage points of a corporation’s stock over a 3-year period. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a corporation or any change in ownership arising from a new issuance of stock by the corporation.

On August 5, 2008, the Company experienced an ownership change for purposes of Section 382. As a result of this ownership change, the Company’s ability to utilize NOLs and certain built-in losses existing as of August 5, 2008 will be subject to an annual limitation in the future. This limitation is generally determined by multiplying the value of the Company as of the ownership change date by the applicable long-term tax-exempt rate.

Following the August 5, 2008 ownership change, the Company has generated significant additional NOLs, and depending upon the Company’s operating performance in future periods, and may continue to generate additional NOLs. If the Company undergo an ownership change for purposes of Section 382 as a result of future transactions involving the Company’s common shares, including purchases or sales of shares between five-percent shareholders, the Company’s ability to utilize our NOLs and recognize certain built-in losses would be subject to further limitations under Section 382.

On October 21, 2008, Syncora Holding’s Board of Directors approved changes to Syncora Holdings’ bye-laws which were subsequently approved by the shareholders on February 9, 2009 to limit the transfer of shares prior to the expiration of certain time periods specified in the such bye-laws to preserve shareholder value and the value of certain tax assets primarily associated with net operating losses (NOLs) and built in losses under Section 382 of the Internal Revenue Code. The Company’s ability to use its NOLs and built in losses would be limited, if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of the Company’s stock increased their collective ownership of the aggregate amount of outstanding shares of Syncora Holdings by more than 50% over a defined period of time. The transfer restrictions in the bye-laws reduce the likelihood of an “ownership change” occurring as defined by Section 382.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“Fin 48”), on January 1, 2007. As of December 31, 2008 and 2007, respectively, the Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required.

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

The Company recognizes interest and penalties related to uncertain tax provisions in income tax expense which were zero for the years ended 2008, 2007 and 2006.

Tax years 2005 through 2008 are subject to examination by federal authorities. There are no federal, state or local tax audits underway for the Company as of December 31, 2008.

The Company’s income tax provisions for the years ended December 31, 2008, 2007, and 2006 are as follows:

(in thousands)	Year Ended December 31,
	2008	2007	2006
Current (Benefit) Expense:
U.S.	$(2,659)	$(758)	$3,567
Non-U.S.	—	—	—

Total current (benefit) expense	(2,659)	(758)	3,567
Deferred Expense (Benefit):
U.S.	—	16,756	1,083
Non-U.S.	—	391	(1,517)

Total deferred expense (benefit)	—	17,147	(434)
Total tax (benefit) expense	$(2,659)	$16,389	$3,133

Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2008, 2007 and 2006 is provided below:

(in thousands)	Year Ended December 31,
	2008	2007	2006
Expected tax (benefit) expense	$(1,710,037)	$(118,395)	$984
Adjustments
Transfer pricing adjustments	—	(1,355)	528
Prior year adjustments	(2,659)	(1,376)	568
Valuation allowance	1,710,037	136,804	700
Non deductible expenses	—	651	263
Foreign taxes	—	21	65
Other	—	39	25

Income tax (benefit) expense	$(2,659)	$16,389	$3,133

The weighted average expected tax provision or benefit has been calculated using the pre-tax accounting income or loss in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The difference between the expected and actual tax benefit or expense for each of the years ending December 31, is primarily attributable to the taxable income or loss in the United States. Prior to the Closing Date, Syncora Guarantee has a facultative quota share reinsurance treaty with Syncora Guarantee Re. Under the terms of this treaty, Syncora Guarantee Re reinsured up to 75% of the guaranty business written by Syncora Guarantee Inc. The pre-tax income earned by Syncora Guarantee Re, which was a Bermuda company, was not subject to U.S. income tax. The components of the net deferred income tax position of the Company as of December 31, 2008 and 2007 are as follows:

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(in thousands)	2008	2007
Deferred tax assets
Deferred ceding commissions, net	$—	$17,363
Unpaid loss reserve discount, net	10,577	2,564
Deferred premium revenue	27,126	2,917
Non-deductible losses incurred	1,385,398	—
Foreign losses	1,904	726
AMT credit	91	—
Unrealized losses on credit derivatives	—	51,978
Net operating losses	529,758	61,816
Capital loss carry forward	54,158	824
Other—net	—	902

Total deferred tax assets	2,009,012	139,090

Deferred tax liabilities
Unrealized appreciation of investments	659	659
Unrealized gains on credit derivatives	158,116	—
Accretion of discount	2,109	339
Other—net	534	534

Total deferred tax liabilities	161,418	1,532

Net deferred tax asset, gross of valuation allowance	1,847,594	137,558
Valuation allowance	(1,847,594)	(137,558)

Net deferred tax asset	$—	$—

18. Commitments and Contingencies

a. Litigation

In the ordinary course of business, the Company is subject to litigation or other legal proceedings. It is the opinion of management, after consultation with legal counsel and based upon the information available, that the expected outcome of any outstanding litigation, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or liquidity. The Company intends to vigorously defend itself against all such actions.

In the ordinary course of business, the Company also receives subpoenas and other information requests from regulatory agencies or other governmental authorities. Although no action has been initiated against the Company, it is possible that one or more regulatory agencies or other governmental authorities may pursue action against it. As of March 30, 2009, Syncora Guarantee has had its license suspended, has had an order of impairment issued against it or has voluntarily agreed to cease writing business in ten states. If such an action is brought, it could materially adversely affect the Company’s business, results of operations and financial condition.

Set forth below is a description of certain legal proceedings to which the Company’s a party.

Securities Litigation:

In December 2007 and January 2008, three lawsuits were commenced in the United States District Court for the Southern District of New York. On April 24, 2008, an order was entered consolidating these actions under the caption In re Security Capital Assurance Ltd. Securities Litigation. On August 6, 2008, the plaintiffs filed a consolidated amended complaint. The complaint names Syncora Holdings, XL Capital Ltd, XL Insurance Ltd, the principal underwriters for the secondary offering, the financial advisors for the preferred share offering, Paul S. Giordano, David P. Shea, Edward B. Hubbard, and Richard P. Heberton as defendants. The complaint includes

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

claims that defendants’ public statements, including the registration statement and prospectus related to the secondary offering, contained false and misleading statements and omitted to disclose material facts necessary to make the statements contained therein not misleading, in violation of the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act. The complaint seeks unspecified damages and other relief. Syncora Holdings filed a motion to dismiss on behalf of itself and the individual defendants.

Municipal Derivatives Antitrust Litigation:

Syncora Guarantee is named as a defendant in related lawsuits, filed from April 2008 through October 2008, which have been consolidated for coordinated preliminary and pretrial proceedings under the caption In re Municipal Derivatives Antitrust Litigation, MDL No. 1950, currently pending in the United States District Court for the Southern District of New York. Syncora Guarantee was not named as a defendant in the consolidated amended complaint filed on August 22, 2008. The Company is named as a defendant in a number of complaints filed by California municipal entities against several providers and brokers of municipal derivatives. These complaints allege a conspiracy among the defendants to fix, raise, maintain or stabilize the price of, and to rig bids and allocate customers and market for, municipal derivatives in violation of Federal and/or California State antitrust law and California State common law. The complaints seek unspecified damages and other relief.

Bond Insurers Conspiracy Litigation:

In July 2008 through January 2009, lawsuits were filed by a number of California municipal entities in California state court against several bond insurers, including Syncora Guarantee, and two individual defendants. The complaints include allegations that defendants failed to fully disclose their investments in subprime mortgage-backed securities and insurance of subprime instruments and that the defendants conspired to perpetuate and maintain a dual system of bond rating in violation of California State antitrust laws and California State common law. The complaints seek unspecified damages and other relief.

Jefferson County Litigation:

On June 17, 2008, Charles Wilson, on behalf of himself and a class consisting of every Jefferson County, Alabama taxpayer and sewer ratepayer since January 1, 1993, filed suit against Syncora Guarantee and numerous other defendants. The suit alleges that through the wrongful conduct of the members of the Jefferson County Commission, most notably Larry Langford, the County incurred a bonded indebtedness of approximately $3.2 billion relating to improvements to its sewer system. The complaint alleges that the commissioners, in a conspiracy with several individuals, financial companies, law firms, and bond insurers, completed several swap transactions whereby the bonds, which were primarily fixed interest securities, were swapped to variable rate and auction rate securities. These swaps, the complaint alleges, were done primarily to facilitate the inappropriate payment of exorbitant fees to several bond brokers and financial advisors. With respect to the bond insurers, including Syncora Guarantee, the complaint alleges that the insurers negligently insured the bonds while allowing themselves to become undercapitalized and downgraded by the rating services, which in turn downgraded the bonds. The plaintiffs allege damages on the ground that their sewer rates are much higher than they otherwise would have been without the wrongdoing of all parties. We have filed a motion to dismiss which is currently pending before the court. Plaintiffs have also voluntarily dismissed Jefferson County taxpayers as members of the putative class, leaving only the sewer system ratepayers. Several of the defendants have filed motion seeking recusal of the Judge based on his daughter being a Jefferson County ratepayer, and thus a member of the putative class of plaintiffs.

On August 28, 2008, a complaint was filed by Carnell E. Fowler, William Young, and Citizens for Sewer Accountability, on behalf of the State of Alabama, against Syncora Guarantee and many

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

of the same defendants in the Wilson case above. This complaint asserts claims under Alabama’s quo warranto statutes, Ala. Code §§ 6-6-590, et seq. Quo warranto is an ancient and extraordinary remedy available to annul a corporation’s charter and/or preclude it from operating as a corporation in Alabama where the corporation has engaged in such actions as to warrant a forfeiture of its corporate rights and existence. The factual allegations of the complaint virtually mirror those in the Wilson case. The Company has filed a motion to dismiss. Prior to the court’s ruling on the motion, the plaintiffs voluntarily dismissed the Company, without prejudice, as a defendant. The court subsequently granted the motions to dismiss filed by several of the remaining defendants, but has granted leave for plaintiffs to file an amended complaint. The amended complaint has yet to be filed, and currently the Company is no longer a defendant to this lawsuit. See Note 16(b) for additional information.

On or around September 16, 2008, Syncora Guarantee, together with the trustee under the indenture for the Jefferson County, Alabama sewer warrants as well as Financial Guaranty Insurance Company, who also insures a portion of the warrants, commenced a lawsuit against the County and its current commissioners in the United States District Court for the Northern District of Alabama seeking, among other things, the appointment of a receiver over the County’s sewer system. A hearing on the plaintiff’s request for a receiver occurred on March 26, 2009. A decision on the emergency motion for the appointment of a receiver is currently pending. On September 25, 2008, the county filed a counterclaim against Syncora Guarantee and Financial Guaranty Insurance Company alleging negligence, breach of contract, fraud and fraudulent suppression. See Note 16 (b) for additional information.

Other Litigation:

On or around June 27, 2008, Syncora Guarantee filed suit against IndyMac Bank, F.S.B. in the United States District Court for the Southern District of New York seeking to specifically enforce the terms of a certain insurance and indemnity agreement to which they are parties. Subsequent to the filing of this suit, the Federal Deposit Insurance Corporation (“FDIC”) placed IndyMac Bank, F.S.B into conservatorship. We filed a proof of claim with the FDIC on October 10, 2008. This litigation has been stayed until June 2009 to allow the FDIC 180 days to determine whether to allow the proof of claim.

On January 29, 2009, Syncora Guarantee filed suit in the Supreme Court of the State of New York, New York County, against Countrywide Home Loans, Inc., Countrywide Securities Corp., and Countrywide Financial Corp. (collectively referred to as “Countrywide”), alleging that Countrywide made misrepresentations in connection with several securitizations of home equity mortgage loans originated and serviced by Countrywide, and for which Syncora Guarantee acted as credit enhancer, and seeking damages and other relief for fraud and breach of contract.

On February 5, 2009, Syncora Guarantee, together with co-plaintiffs U.S. Bank National Association and CIFG Assurance North America, Inc., filed suit in the Supreme Court of the State of New York, New York County, against GreenPoint Mortgage Funding, Inc. (“GreenPoint”), alleging that GreenPoint made misrepresentations and warranties in connection with a securitization of primarily home-equity mortgage loans originated by GreenPoint, and for which Syncora Guarantee acted as credit enhancer, and seeking damages and other relief for breach of contract.

b. Tax Matters

The Company is a Bermuda corporation and, except as described below, neither it nor its non-United States subsidiaries have paid United States corporate income taxes on the basis that they are not engaged in a trade or business or otherwise subject to taxation in the U.S. However, because definitive identification of activities which constitute being engaged in a trade or business in the United States is not provided by the Internal Revenue Code of 1986, regulations or court decisions,

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

there could be no assurance that the Internal Revenue Service would not contend that the Company or its non-United States subsidiaries are engaged in a trade or business or otherwise subject to taxation in the U.S. If the Company or its non-United States subsidiaries were considered to be engaged in a trade or business in the United States (and, if the Company or such subsidiaries were to qualify for the benefits under the income tax treaty between the United States and Bermuda and other countries in which the Company operates, such business were attributable to a “permanent establishment” in the U.S.), the Company or such subsidiaries could be subject to United States tax at regular tax rates on its taxable income that is effectively connected with its United States trade or business plus an additional 30% “branch profits” tax on such income remaining after the regular tax.

c. Lease and Other Commitments

The Company’s lease commitments are primarily comprised of its office premise leases at 1221 Avenue of the Americas, New York, New York, 25 Copthall Ave—London, Merritt 7 Corporate Park, Norwalk, Connecticut and office space lease commitments with respect to 250 Park Avenue, New York, New York and 595 Market Street, San Francisco, California. In addition, the Company is liable under an information technology outsourcing agreement that it entered into with International Business Machines Corporation (“IBM”) on October 1, 2006. Pursuant to the agreement IBM will: (i) provide the Company with all its information technology hardware, (ii) provide all support services to maintain such hardware and provide for efficient disaster recovery, (iii) develop a transition plan for the Company’s systems from its existing hardware to new hardware, and (iv) maintain the Company’s technology at a level that allows the Company to take advantage of technological advances. In consideration for these services the Company is obligated to pay IBM approximately $4.0 million per annum for the five year term of the contract. The Company incurred expenses of $5.3 million, $4.6 million and $0 under this agreement for the years ended December 31, 2008, 2007 and 2006, respectively.

The table below presents the Company’s minimum lease payment obligations under the aforementioned lease commitments and outsourcing agreement, as well as estimated sub-lease income from the sub-lease of space at the aforementioned locations.

(in thousands)	Minimum Lease Payments	Sub-lease Income
2009	$11,681	$882
2010	15,845	889
2011	7,690	891
2012	7,349	931
2013	7,530	854
Later years	60,249	493

Total	$110,344	$4,940

Net rent expense was $9.5 million, $9.3 million and $6.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.

d. Other Contingencies

See also Note 5 for a description of continuing risks and uncertainties affecting the Company and other information.

19. Disclosures About Fair Values of Financial Instruments

The following estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret the data used to develop the estimates of fair value. Accordingly, the

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

estimates presented herein are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Debt securities and equity investments: The fair values of the Company’s investments are based upon quoted market prices from nationally recognized pricing services or, in the absence of quoted market prices, dealer quotes or matrix pricing.

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

Losses and loss adjustment expenses, net of reinsurance balances recoverable: The carrying value is assumed to be fair value, because the provision is established for non-specific expected levels of losses resulting from credit failures.

Installment premiums: The fair value of installment premiums is estimated based on the present value of the future contractual premium revenues, net of reinsurance, that would be paid under a reinsurance agreement with a third party to transfer the Company’s financial guarantee risk, net of that portion of the premium retained by the Company to compensate it for originating and servicing the insurance contract. The fair value is derived by calculating the present value of the estimated future cash flow stream (net premium and ceding commissions) discounted at 7.0% at December 31, 2008 and 2007.

(in thousands)	2008			2007
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
Assets
Debt securities, short-term investments and other invested assets	$2,008,462	$2,008,462		$2,431,009	$2,431,009
Cash and cash equivalents	602,288	602,288		249,116	249,116
Liabilities
Deferred premium revenue, net of prepaid reinsurance premiums	648,137	525,692		826,263	586,066
Loss and loss adjustment expenses, net of reinsurance recoverable on unpaid losses	1,680,176	1,680,176		135,574	135,574
Off-Balance Sheet Instruments
Installment premiums	—	706,403	(1)	—	839,209

(1)	Includes $129.6 million which is netted against certain of the Company’s case basis reserves for losses and loss adjustment expenses at December 31, 2008. See Note 16.

20. Dividend Restrictions and Certain Regulatory Information

Syncora Holdings

Syncora Holdings’ Board of Directors did not declare a quarterly dividend with respect to its common shares or a semi-annual dividend with respect to the Syncora Holdings Series A Preference Shares, as defined in Note 21, during the year ended December 31, 2008 or at any time thereafter through to the filing date of this report. On August 5, 2008, Syncora Holdings entered into an

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

undertaking with the NYID pursuant to which it agreed to not make dividends or distributions to its shareholders for eighteen months following such date without its express written consent. Any future dividends will be subject to the discretion and approval of the Board of Directors, applicable law and regulatory and contractual requirements. If dividends on the Syncora Holdings Series A Preference Shares are not paid in an aggregate amount equivalent to dividends for six full quarterly periods, whether or not declared or whether or not consecutive, holders of the Syncora Holdings Series A Preference Shares will have the right to elect two persons who will then be appointed as additional directors to the Board of Directors of Syncora Holdings. As of March 31, 2009, dividends on the Syncora Holdings Series A Preference Shares have not been paid in an aggregate amount equivalent to six quarterly periods.

Syncora Guarantee

The ability of Syncora Guarantee to declare and pay Syncora Holdings a dividend is governed by the Insurance Law of the State of New York (the “Insurance Law”). Under the Insurance Law, Syncora Guarantee is permitted to pay dividends each calendar year, without the prior approval of the New York Superintendent in an amount equal to the lesser of ten percent of its policyholders’ surplus as of the end of the preceding calendar year or its net investment income for the preceding calendar year, as determined in accordance with Statutory Accounting Practices prescribed or permitted by the NYID. The Insurance Law also provides that Syncora Guarantee may distribute dividends to its shareholders in excess of the aforementioned amount only upon giving notice of its intention to declare such dividend, and the amount thereof, to the New York Superintendent. Moreover, a New York- domiciled insurer may not declare or distribute any dividends except out of earned surplus. The New York Superintendent may disapprove such distribution if he finds that the financial condition of Syncora Guarantee does not warrant such distribution.

In connection with the 2008 MTA discussed in Note 4, Syncora Guarantee entered into an undertaking with the NYID pursuant to which it agreed not to make any dividends or distributions without the NYID’s express written consent until November 18, 2010 (two years after the shares of Syncora Holdings were placed into trust for the benefit of the Company and the Counterparties).

Among other requirements, Article 69 of the Insurance Law provides that financial guarantee insurance companies maintain minimum policyholders’ surplus of $65 million. As of December 31, 2008, Syncora Guarantee reported a policyholders’ deficit of $2.4 billion and, accordingly, was not in compliance with its minimum policyholders’ surplus requirement. As discussed in Note 2, failure to maintain positive statutory policyholders’ surplus or non-compliance with the statutory minimum policyholders’ surplus requirement permits the NYID to intervene in Syncora Guarantee’s operations. For example, under these or certain other circumstances, the New York Superintendent could seek court appointment as rehabilitator or liquidator of Syncora Guarantee.

For the years ended December 31, 2008 and 2007, Syncora Guarantee reported, in accordance with accounting practices prescribed or permitted by the NYID (see Note 2), net loss of $4.8 billion and $522.3 million, respectively, and a policyholders’ deficit of $2.4 billion as of December 31, 2008, as compared to a policyholders’ surplus of $138.9 million at December 31, 2007.

21. Series A Perpetual Non-Cumulative Preference Shares

On April 5, 2007, Syncora Holdings consummated the sale of $250.0 million of the Syncora Holdings Series A Preference Shares which were offered for sale pursuant to a private placement. Gross proceeds from the offering were $250.0 million, offering costs were $3.4 million, and net proceeds were $246.6 million. The Syncora Holdings Series A Preference Shares are perpetual securities with no fixed maturity date and, if declared by the Board of Syncora Holdings, will pay a fixed dividend, on a semi-annual basis during the first and third quarters of each fiscal year, at the annualized rate of 6.88% until September 30, 2017. After such date, the Syncora Holdings Series A

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

Preference Shares, if declared by the Board of Syncora Holdings, will pay dividends, on a quarterly basis, at a floating rate based on three-month LIBOR plus 2.715%. Dividends on the Syncora Holdings Series A Preference Shares are non-cumulative. The Syncora Holdings Series A Preference Shares have a liquidation preference of $1,000 per preference share. There are 250,000 Syncora Holdings Series A preference shares outstanding.

22. Long-Term Incentive Plan

Set forth below is a description of the Company’s long-term incentive plan and the awards made under the plans:

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

The Plan is administered by the Compensation Committee or such other Board committee (or the entire Board) as may be designated by the Board, which the Company refers to as the “Committee.” The Committee will determine which eligible employees, consultants and directors receive Awards, the types of Awards to be received and the terms and conditions thereof. However, the exercise price of options and SARs will not be less than the fair market value of the shares on the date of grant, and the term will not be longer than ten years from the date of grant. In light of the developments discussed in Notes 2, 3, and 4, the Company, in 2008, substantially curtailed the issuance of awards under the Plan.

In the event of a change in control (as defined in the Plan), all awards granted under the Plan then outstanding but not then exercisable (or subject to restrictions) shall become immediately exercisable, all restrictions shall lapse, and any performance criteria shall be deemed satisfied, unless otherwise provided in the applicable Award agreement. A change of control occurred in connection with the transfer of XL Capital’s common shares of Syncora Holdings as described in Note 4.

Stock-Based Compensation Plans

An aggregate of 3,848,182 common shares has been reserved for issuance under the Plan, subject to anti-dilution adjustments in the event of certain changes in the Company’s capital structure. Shares issued pursuant to the Plan will be either authorized but unissued shares or treasury shares. Pursuant to the Amended and Restated 2006 Long Term Incentive and Share Award Plan approved by shareholders in May 2007, the aggregate number of common shares reserved for issuance under the Plan was increased by 2,750,000 shares. The Awards vest as set forth in the applicable Award agreements, and the requisite service period is equivalent to the vesting period. Awards under the Plan contain certain restrictions, prior to vesting, relating to, among other things, forfeiture in the event of termination of employment and transferability.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised) “Share-Based Payments” (“SFAS 123R”). As there was no stock based compensation issued by the Company prior to the effective date of the IPO, the Company is utilizing the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized relates to the estimated fair value at the grant date of stock-based compensation granted subsequent to January 1, 2006 in accordance with SFAS 123R.

At the effective date of the IPO, the Company awarded employees 447,963 shares under the Plan in the form of stock options and 500,428 shares under the Plan in the form of restricted stock. In addition, the Company awarded 200,000 shares under the plan in the form of stock options to

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

directors. The stock options awarded under the Plan in 2006 had a weighted average grant-date fair value of $6.06 and the restricted stock had a weighted average grant-date fair value of $20.50. During the year ended December 31, 2006, the Company recognized approximately $0.7 million of compensation expense, net of tax, related to its stock option Awards.

During the year ended December 31, 2007, the Company awarded 329,825 shares under the Plan in the form of stock options and 718,096 shares under the Plan in the form of restricted stock. In addition, the Company awarded 7,600 restricted stock units under the plan to directors. The stock options awarded under the Plan in 2007 had a weighted average grant-date fair value of $22.27. During the year ended December 31, 2007, the Company recognized approximately $1.3 million of compensation expense related to its stock option Awards.

During the year ended December 31, 2008, the Company did not make any awards under the Plan in the form of stock options and made awards of 100,000 shares under the Plan in the form of restricted stock. During the year ended December 31, 2008, the Company recognized approximately $1.2 million of compensation expense related to its stock option Awards.

The fair value of each option Award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2008 and 2007:

	2008		2007
Expected dividends	—%		0.5%
Risk free interest rate	—%		4.7%
Expected volatility	—%		48.5%
Expected life	—	years	6.9	years

The risk free interest rate is based on U.S. Treasury rates. The expected lives are estimated using the exercise behavior of grant recipients.

The following is a summary of stock options as of December 31, 2008, and related activity for the year then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—beginning of period	977,788	$21.10	2.3 years	$0
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(702,788)	—	—	—

Outstanding—end of period	275,000	$—	—	$—

There were approximately 5.3 million options available for grant as of December 31, 2008 irrespective of the form of the Award (e.g. SAR’s, restricted shares, restricted share units, performance shares, performance units, dividend equivalents, and other share-based awards).

The following is a summary of restricted stock awards as of December 31, 2008, and related activity for year then ended:

	Number of Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual Term
Outstanding—beginning of period	1,123,755	$25.81	3.25 years
Granted	101,000	$1.51	—
Vested	(754,871)	—	—
Cancelled	(469,884)	—	—

Outstanding—end of period	—	$—	—

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

For the years ended December 31, 2008 and 2007, the Company recognized approximately $9.0 million and $6.2 million of compensation expense related to its restricted stock awards, respectively.

23. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

(in thousands, except per share amounts)	Year Ended December 31,
	2008	2007	2006
Net (loss) income available to common shareholders	$(1,385,570)	$(1,224,549)	$117,355
Basic shares(1)(2)	52,308	64,150	53,676
Dilutive securities	—	—	42
Diluted shares(1)(2)	52,308	64,150	53,718
Basic earnings (loss) per share	$(26.49)	$(19.09)	$2.19
Diluted earnings (loss) per share	$(26.49)	$(19.09)	$2.18

(1)

As a result of a stock split of the Company’s outstanding common shares in July 2006, there were 46,127,245 shares of the Company’s common stock issued and immediately prior to the IPO. Per share amounts for 2006 were based on 64,136,364 common shares outstanding from the IPO through December 31, 2006 and 46,127,245 prior thereto. Per share amounts for 2008 reflect 30,069,049 common shares held in treasury since August 5, 2008 (see Note 4).

(2)

The computation of diluted loss per share for the year ended December 31, 2007 does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share.

24. Other Matters

(a)

To reduce long-term operating costs and align resources with its current needs (see Note 2), effective March 31, 2008 the Company reduced its workforce by approximately 60 positions, which consisted primarily of insurance business origination staff. Subsequently, the Company made certain further reductions in its workforce. As a result of these workforce reductions the Company recorded a charge of approximately $19.5 million during the year ended December 31, 2008.

(b)

The Company’s Board of Directors did not declare a quarterly dividend with respect to its common shares or a semi-annual dividend with respect to the Syncora Holdings series A preference shares (the “Syncora Holdings Series A Preference Shares”) during the year ended December 31, 2008 or at any time thereafter through to the filing date of this report. On August 5, 2008, Syncora Holdings entered into an undertaking with the NYID pursuant to which it agreed to not make dividends or distributions to its shareholders for eighteen months following such date without its express written consent. Any future dividends will be subject to the discretion and approval of the Board of Directors, applicable law and regulatory and contractual requirements. If dividends on the Syncora Holdings Series A Preference Shares are not paid in an aggregate amount equivalent to dividends for six full quarterly periods, whether or not declared or whether or not consecutive, holders of the Syncora Holdings Series A Preference Shares will have the right to elect two persons who will then be appointed as additional directors to the Board of Directors of Syncora Holdings. As of March 31, 2009, dividends on the Syncora Holdings Series A Preference Shares have not been paid in an aggregate amount equivalent to six quarterly periods and therefore holders of the Syncora Holdings Series A Preference Shares have the right to elect two persons to serve on the Company’s Board of Directors.

SYNCORA HOLDINGS LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

25. Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)	2008
	First	Second	Third	Fourth
Total premiums written	$30,026	$(21,551)	$23,298	$18,230
Net premiums written	26,583	(18,271)	23,213	18,080
Net premiums earned	58,353	121,047	59,183	40,788
Net investment income	32,327	31,525	36,645	31,785
Net losses and loss adjustment expenses	41,488 (1)	455,647 (1)	213,019 (1)	1,087,723	(1)
(Loss) income before income tax and minority interest	(95,309)	(490,118)	(1,374,765)	541,320
Net (loss) income available to common shareholders	(96,792)	(492,867)	(1,338,661)	542,750
Basic (loss) earnings per share	$(1.51)	$(7.67)	$(29.28)	$15.63
Diluted (loss) earnings per share	$(1.51)	$(7.67)	$(29.28)	$15.63

(in thousands, except per share amounts)	2007
	First	Second	Third	Fourth
Total premiums written	$96,240	$61,156	$92,829	$60,244
Net premiums written	76,447	52,947	68,391	45,770
Net premiums earned	38,902	45,013	44,774	39,971
Net investment income	26,125	30,263	31,621	32,701
Net losses and loss adjustment expenses	(1,818)	2,158	5,437	63,589 (1)
Income (loss) before income tax and minority interest	38,448	27,351	(90,532)	(1,171,491)
Net income (loss) available to common shareholders	37,255	25,915	(89,861)	(1,197,858)
Basic earnings (loss) per share	$0.58	$0.40	$(1.40)	$(18.67)
Diluted earnings (loss) per share	$0.58	$0.40	$(1.40)	$(18.67)

(1)	The increase, as compared to prior quarters, relates to the provisions for case basis reserves discussed in Note 16.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Acting Chief Executive Officer and the person performing the functions of the Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Acting Chief Executive Officer and the person performing the functions of the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on our evaluation, the Acting Chief Executive Officer and the person performing the functions of the Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to the Company required to be filed in this report has been made known to them in a timely fashion.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the COSO framework, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Our management carried out an evaluation, with the participation of our Acting Chief Executive Officer and the person performing the functions of the Chief Financial Officer, of the changes in our internal control over financial reporting as required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. There was no change in internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Certain of the information required by this item relating to the executive officers of the Company may be found under Item 4, “Submission of Matters to a Vote of Security Holders—Executive Officers of the Company.” The name, age, principal occupation and other information concerning each Director are set forth below.

Class I Directors whose terms expire in 2010

Duncan P. Hennes, age 52, has been a Director of the Company since November 2008 when he was nominated to serve on the Board by the SCA Shareholder Entity. Mr. Hennes has nearly 30 years of financial services management experience. He is currently a co-founder and partner of Atrevida Partners, an alternative asset manager founded in 2006. Prior to founding Atrevida Partners, Mr. Hennes was a co-founder and partner of Promontory Financial Group, founded in 2001. He is the former Chief Executive Officer of Soros Fund Management. Earlier in his career, Mr. Hennes spent 12 years at Bankers Trust Company. While at Bankers Trust, he was Chairman of the Board of Oversight Partners I, the consortium that took control of Long Term Capital Management.

Robert M. Lichten, age 68, has been a Director of the Company since August 2006. Mr. Lichten has been a Director of Syncora Guarantee since 2000. Mr. Lichten has been Co-Chairman of Inter-Atlantic Group since 1994 and is a member of the firm’s investment committee. Mr. Lichten is a director of Inter-Atlantic Financial, Inc. Mr. Lichten has been a Director of SeaPass Solutions Inc. since 2006. Mr. Lichten is a Director of Governance Metrics International, a corporate governance rating agency. Mr. Lichten also served as Co-Chairman of Guggenheim Securities LLC, formerly Inter- Atlantic Securities Corp., LLC, the former NASD broker-dealer operation of Inter-Atlantic Group, until 2003. Previously, Mr. Lichten was Managing Director at both Smith Barney Inc. and Lehman Brothers Inc., where he concentrated on capital raising and providing merger and acquisition advisory services to financial institutions. Mr. Lichten was also formerly Executive Vice President of The Chase Manhattan Bank. During his 22 years at Chase he was a senior corporate banker and was in charge of worldwide capital planning. Mr. Lichten also served as Chief of Staff of the Asset-Liability Management Committee and President of The Chase Investment Bank. Mr. Lichten is a former trustee of Manhattan College, a former Director of Annuity & Life Re (Holdings), LTD, and a former Director and President of the Puerto Rico USA Foundation, a cooperative effort between the Commonwealth of Puerto Rico and numerous multi-national corporations.

Edward J. Muhl, age 63, has been a Director of the Company since November 2008 when he was nominated to serve on the Board by the SCA Shareholder Entity. Mr. Muhl is currently the owner and chief executive of an insurance, reinsurance and legislative consulting firm, which he founded in 2003. He has over 40 years of experience in the insurance industry in both the private and public sector. He has served in a regulatory capacity in two states, as Commissioner of Insurance for the State of Maryland and as Superintendent of Insurance for the State of New York, and has also held the position of President of the National Association of Insurance Commissioners. Mr. Muhl is a former Partner and National Leader of PricewaterhouseCoopers Insurance Regulatory and Compliance Practice and has extensive experience as a board member of insurance companies, currently serving on the Board of Directors of Farm Family Insurance Company, Columbian Financial Group, UNUM Insurance Group and Arrowpoint Capital Insurance Group.

Class II Directors whose terms expire in 2011

Thomas S. Norsworthy, age 55, has been a Director of the Company since November 2008 when he was nominated to serve on the Board by the SCA Shareholder Entity. From 2005 to 2007, Mr. Norsworthy was most recently the Chief Executive Officer of Trenwick America Reinsurance

Corporation, a property-casualty reinsurer currently in run-off. Mr. Norsworthy has more than 30 years of accounting, actuarial, finance and treasury experience. He was the co-founder of Kenning Financial Advisors, a consulting and advisory group focused on the insurance industry founded in 2003. Prior to Kenning, Mr. Norsworthy was the Chief Financial Officer at Swiss Re Capital Partners, the Swiss Re division responsible for the company’s strategic equity investments and private equity relationships. He has also served as Chief Financial Officer of The Resolution Group Inc., a property-casualty insurance group, and its principal subsidiary, International Insurance Company. Earlier in his career, Norsworthy worked for PricewaterhouseCoopers.

Coleman D. Ross, age 66, has been a Director of the Company since August 2006. Mr. Ross is a certified public accountant and also has served on the boards of directors of Pan-American Life Insurance Company and NCCI Holdings, Inc. (National Council on Compensation Insurance) since July 2006 and May 2004, respectively. He was Executive Vice President and Chief Financial Officer of The Phoenix Companies, Inc. (life insurance and asset management) from April 2002 through December 2003 and Trenwick Group Ltd. (property-casualty reinsurance) from June 2000 through March 2002. Prior to his retirement from PricewaterhouseCoopers LLP in 1999, Mr. Ross was an audit engagement partner for insurance, banking, and other financial services clients and had been Chairman and Managing Partner of Price Waterhouse’s insurance practice.

Class III Directors whose terms expire in 2009

Michael P. Esposito, Jr., age 69, has been a Director of the Company since its formation and the Chairman of the Company’s Board since March 2006. Mr. Esposito served as Chairman of the Board of XL Capital from 1995 to 2007 and a Director of XL Capital from 1986 to 2007. Mr. Esposito has served as Chairman and a director of Primus Guaranty Ltd since March 2002. He has also served as a director of Annuity and Life Re (Holdings), LTD. since 1997 and a director of Forest City Enterprises since 1995. Mr. Esposito was Co-Chairman of Inter-Atlantic Capital Partners, Inc. from April 1995 to December 2000. Mr. Esposito served as Chief Corporate Compliance, Control and Administrative Officer of the Chase Manhattan Corporation from 1991 to 1995, having previously served as that company’s Executive Vice President and Chief Financial Officer from 1987 to 1991.

Dr. the Hon. E. Grant Gibbons, age 56, has been a Director of the Company since August 2006. Dr. Gibbons has been a member of the Bermuda parliament since 1994. From 1995 to 1998, Dr. Gibbons served as the Bermuda Minister of Finance. From 1999 until 2006, he served as the opposition shadow Minister of Finance leader of the opposition United Bermuda Party. Dr. Gibbons currently serves as a director of General Maritime Inc., an international seaborne transporter of crude oil and petroleum products, as Deputy Chairman, Colonial Insurance Co., Ltd., an insurance company operating in Bermuda and throughout the Caribbean, and as a director of several other private companies. Dr. Gibbons is a citizen and resident of Bermuda.

Bruce G. Hannon, age 62, has been a Director of the Company since August 2006. Mr. Hannon served as a Managing Director and Vice Chairman of JPMorgan Chase Bank from 1992 until his retirement in December 2000, and as a Vice President from 1977 to 1988. Also, Mr. Hannon served as a Managing Director of Chemical Bank from 1988 to 1991.

Robert J. White, 62, has been a Director of the Company since November 2008 when he was nominated to serve on the Board by the SCA Shareholder Entity. Mr. White is a leading reorganization and restructuring attorney with over 35 years of experience. He completed his appointment as Receiver in Charge of the Cosmopolitan Resort and Casino in Las Vegas, Nevada on September 3, 2008. Mr. White had a 35-year career at O’Melveny & Meyers which he left in 2007 and where he was the founder of the firm’s Restructuring and Reorganization practice. He has represented creditors in such major restructurings and bankruptcies as WorldCom, Covanta, and Pacific Crossing, as well as banks in Adelphia’s Chapter 11 exit financing and debtors in At Home Inc., Phar-Mor and MegaFoods in their bankruptcies. Mr. White has been involved with numerous other out-of-court restructurings and bankruptcies representing debtors, creditors, equity holders and purchasers of assets. He currently sits on the Board of Directors of ImageDocUSA and the American Cancer Society.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file with the SEC and the NYSE reports on Forms 3, 4 and 5 concerning their ownership of the common shares and other equity securities of the Company. Based on a review of such reports, the Company believes that all of its executive officers, Directors and those greater-than-10% Shareholders filed all reports required to be filed on a timely basis during the year ended December 31, 2008, except that Mary R. Hennessy, a former director, did not timely file two Forms 4 due to administrative errors by the Company.

Corporate Governance

Code of Conduct

The Company revised its Code of Business Conduct and Ethics, which applies to all of the Company’s Directors, officers and employees, on December 3, 2008 to update and expand its scope in order to implement best corporate practices. The Company has also adopted a Code of Ethics for its Senior Financial Officers applicable to the Company’s chief financial officer, controller and other persons performing similar functions. Copies of the codes are available on the corporate governance portion of our website, www.syncora.com, and the Company will post on its website any amendment to or waiver under the codes granted to any of its Directors or executive officers.

Director Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company filed its most recent proxy statement.

Audit Committee

The Company has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act comprised of Messrs. Ross (Chairman), Gibbons, Lichten and White. The Board has determined that Mr. Ross is an “audit committee financial expert” (as that term is defined in Instruction to Item 407(d)(5)(i) of Regulation S-K) and that Mr. Gibbons, Mr. Lichten and Mr. White are “financially literate” (as that term is defined in the NYSE rules).

ITEM 11. EXECUTIVE COMPENSATION

The following item was the subject of a Form 12b-25 and will be filed on an amendment to this Annual Report on Form 10-K not later than 15 days after the date hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes the Company’s equity compensation plan information as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	275,000	14.68	5,616,049 (2)
Equity compensation plans not approved by security holders(1)	—	$—	—

Total	275,000	$14.68	5,616,049

(1)	See Note 22 to the Consolidated Financial Statements for a description of the Company’s equity compensation plan.

(2)	The securities available to be issued under the Plan may be in any form provided for under the Plan.

The following table sets forth certain information as of March 20, 2009 with respect to the ownership of our common shares by:

•	each person or group that was, to the Company’s knowledge, the beneficial owner of more than 5% of the Company’s outstanding common shares;

•	each Director of the Company;

•	each named executive officer of the Company; and

•	all Directors and executive officers of the Company as a group.

The common shares are currently the only class of voting securities of the Company. As of March 20, 2009, there were 65,151,297 common shares outstanding. The amounts and percentages of common shares beneficially owned are reported on the basis of the SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in the footnotes to this table, each of the beneficial owners listed has, to the Company’s knowledge, sole voting and investment power with respect to the indicated common shares. Unless otherwise indicated, the address for each individual listed below is c/o Syncora Holdings Ltd., Canon’s Court, 22 Victoria Street, Hamilton, HM 12, Bermuda.

Name of Beneficial Owner	Number of Shares	Exercisable Options(1)	Total	Percent of Class
SCA Shareholder Entity(2)(3)	30,069,049	—	30,069,049	46.15%
Legg Mason Capital Management, Inc.(3)(4)	6,484,502	—	6,484,502	9.95%
XL Insurance (Bermuda) Ltd	—	50,000	50,000	*
Directors and Executive Officers:
Susan Comparato	65,224	—	65,224	*
Michael P. Esposito, Jr.	83,917	—	83,917	*
E. Grant Gibbons	33,917	25,000	58,917	*
Paul S. Giordiano	266,140	—	266,140	*
Bruce G. Hannon	43,967	25,000	68,967	*
Duncan P. Hennes	—	—	—	*
Drew Hoffman	19,873	—	19,873	*
Edward B. Hubbard	61,586	—	61,586	*
Claude LeBlanc	72,258	100,000	172,258	*
Robert M. Lichten	37,917	25,000	62,917	*
Edward J. Muhl	—	—	—	*
Thomas S. Norsworthy	—	—	—	*
Michael Rego	—	—	—	*
Coleman D. Ross	37,917	25,000	62,917	*
David P. Shea	20,550	—	20,550	*
Robert J. White	—	—	—	*
Directors and executive officers of the Company as a group including those named above (19 persons in total)	770,113	200,000	970,113	1.48%

*	Represents less than 1% of common shares beneficially owned.

(1)

For Claude LeBlanc, the amount reflected in this column represents options that have vested that were granted on December 19, 2007. For Directors, the amount reflected in this column represents the options that have vested that were granted on the IPO’s closing date.

(2)

A report on Schedule 13D, dated November 26, 2008, disclosed that Syncora Private Trust Company Limited, as trustee of the SCA Shareholder Entity owns 30,069,049 common shares of the Company and reported that it has shared voting and dispositive power with respect to such common shares, qualified by the statement that the filing of such Schedule 13D does not constitute, and should not be construed as an admission that either the Trustee or the Trust beneficially owns any securities covered by this Statement or is required to file this Statement. In the report, the trustee and the SCA Shareholder Entity disclaim beneficial ownership of the common shares, such common shares being held on behalf of certain parties to the 2008 MTA. The SCA Shareholder Entity was established pursuant to a Declaration of Trust, dated as of November 18, 2008, between the Company and Syncora Private Trust Company Limited, a Bermuda company, as trustee, in accordance with the 2008 MTA.

(3)	Each common share has one vote, except that pursuant to the Company’s Bye-Laws:

(I)

If and for so long as (and whenever) the shares of a Shareholder, including any votes conferred by Controlled Shares (as defined below), would otherwise represent more than 9.5% of the aggregate voting power of all common shares entitled to vote on a matter, including an election of Directors, the votes conferred by such common shares are reduced by whatever amount is necessary such that, after giving effect to any such reduction (and any other reductions in voting power required by the Company’s Bye-Laws), the votes conferred by such common shares shall represent 9.5% of the aggregate voting power of all common shares of the Company entitled to vote on such matter; provided, however, that, except as provided in paragraph (II) below, no such reduction in votes shall occur with respect to common shares held by the SCA Shareholder Entity (it being understood that this proviso shall not apply to shares transferred by the SCA Shareholder Entity).

“Controlled Shares” in reference to any person, means all common shares directly, indirectly or constructively owned by (i) such person as determined pursuant to Section 958 of the Internal Revenue Code of 1986, as amended (the “Code”) and Treasury Regulations promulgated thereunder and under Section 957 of the Code (or the relevant successor provisions thereof) or (ii) a “group” of persons within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934 (the “Exchange Act”).

(II)

After having applied the provisions described in paragraph (I) above as best as they consider reasonably practicable, the Board may make such final adjustments to the aggregate number of votes conferred, directly or indirectly or by attribution, by the Controlled Shares of any person that they consider fair and reasonable under the circumstances to ensure that such votes represent 9.5%. Such adjustments intended to implement the 9.5% limitation described in paragraph (I) shall be subject to the proviso contained in paragraph (I).

(4)

A report on Schedule 13G, filed on January 12, 2009, disclosed that Legg Mason Capital Management, Inc., 100 Light Street, Baltimore, MD 21202, an investment adviser, beneficially owned 6,484,502 common shares of the Company and reported that it has shared voting and dispositive power with respect to such common shares. It reported that various accounts managed by Legg Mason Capital Management, Inc. have the right to receive or the power to direct the receipt of dividends from or the proceeds from the sale of common shares. One account, Legg Mason Special Investment Trust, Inc., an investment company under the Investment Company Act of 1940 and managed by Legg Mason Capital Management, Inc., beneficially holds 4,202,041 of the Company’s common shares and has shared voting and dispositive power with respect to those common shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Under the Company’s written policies and procedures relating to the approval or ratification of transactions with “Related Persons,” management is required to present to the Nominating & Governance Committee any related person transactions other than ordinary course related person transactions proposed to be entered into by the Company. In reviewing proposed related person transactions, the Nominating & Governance Committee considers, among other things, whether such transactions are on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party and reviews such transactions to ensure that the terms are arm’s-length or otherwise fair to the Company. The Nominating & Governance Committee then approves or disapproves such transactions and at each subsequent Nominating & Governance Committee meeting, Company management is required to update the Nominating & Governance Committee as to any material change to those transactions that have been previously approved by the Nominating & Governance Committee. On an annual basis, Company management will provide the Nominating & Governance Committee a list of all existing related person transactions and, if applicable, the volume of business transacted thereunder. No Director may participate in any discussion or approval of a related person transaction for which he or she is a related person. Copies of our policy are available without charge under the corporate governance portion of our website, www.syncora.com.

In connection with the Company’s IPO, the Company entered into a number of transactions with affiliates of XL Capital. The Company also had reinsurance agreements in place with affiliates of XL Capital. Concurrent with the IPO, the Company entered into arrangements with affiliates of XL Capital: (1) to provide it protection with respect to adverse development on certain transactions, (2) to have exposures transferred to it or re-assume exposures under certain financial guarantee policies that were originally reinsured to, or written on behalf of, the Company by XLI, an indirect wholly owned subsidiary of XL Capital, due principally to single risk constraints and rating agency capital adequacy requirements applicable to the Company at the time that business was first written, (3) to cancel the Company’s reinsurance of certain non-financial guarantee business ceded to it by XLI, and (4) to govern certain aspects of Company’s relationship with XL Capital after the IPO, including a series of service agreements under which subsidiaries of XL Capital will provide certain services to the Company or receive certain services from the Company for a period of time after the IPO. Certain of our agreements and arrangements with XL Capital and its affiliates have been terminated or cancelled in connection with the 2008 MTA.

In addition, in connection with the IPO, XL Capital agreed to fund a portion of long-term compensation awarded by XL Capital to employees of the Company prior to the IPO and which remained outstanding under XL Capital’s long-term compensation plans subsequent to the IPO. XL Capital charged approximately 60% of the periodic charges from such long-term compensation to the Company.

Services Agreements with Affiliates

Prior to the IPO, the Company purchased various services from affiliates of XL Capital under various agreements and continued to purchase such services under new agreements that became effective at the date of the IPO. Such services principally include: (1) information technology support, (2) reinsurance and retrocessional consulting and management services and (3) actuarial, finance, legal, internal audit services and certain investment management services. Since the IPO, the

Company has undertaken to perform certain of the services itself or to outsource such services to other vendors and has, accordingly, discontinued the purchase of the services that were provided by XL Capital. For the years ended December 31, 2008, the Company incurred costs under the aforementioned agreements aggregating $2.5 million, which is reflected in “Operating expenses” in the accompanying consolidated statements of operations.

Reinsurance Agreements With Affiliates and Other Guarantees

The Company has the following reinsurance agreements with affiliates. Certain of the agreements discussed below may be terminated under certain conditions, as defined in the agreements. As noted below, many of these agreements were terminated or commuted on the Closing Date in connection with the 2008 MTA (see Notes 3 and 4 to the Consolidated Financial Statements).

•

Effective July 1, 2007, Syncora Guarantee Re ceded certain business to XLI, aggregating approximately $3.7 billion of guaranteed par/notional exposure, under an existing facultative quota share reinsurance agreement. As a result of this transaction, on such date, Syncora Guarantee Re ceded premiums of $16.3 million to XLI, received a ceding commission allowance of $6.6 million from XLI, and recorded a liability to XLI of $9.7 million. In connection with the 2008 MTA (discussed in Note 4 to the Consolidated Financial Statements), the aforementioned reinsurance agreement was commuted.

•

Effective August 4, 2006, certain subsidiaries of XL Capital indemnified the Company for all losses and loss adjustment expenses incurred in excess of its retained reserves at the effective date of the agreement relating to an insured project financing (as described in Note 16(c) to the Consolidated Financial Statements). In consideration for the aforementioned indemnifications, the Company was obligated to pay such affiliates approximately $9.8 million on an installment basis over the life of the aforementioned project financing. As this premium was due irrespective of any early termination of the underlying insurance transaction, the Company recorded a liability of approximately $7.0 million at the effective date of the indemnifications (representing the present value of the obligation discounted at 5.0%, which reflects the rate at that time on Treasury obligations with a term to maturity commensurate with that of the liability) and a corresponding deferred cost, which are reflected in the consolidated balance sheet as of December 31, 2007 in “reinsurance premiums payable” and “prepaid reinsurance premiums”, respectively. In connection with the 2008 MTA (discussed in Note 4 to the Consolidated Financial Statements), the aforementioned indemnities were cancelled.

•

Effective October 1, 2001, Syncora Guarantee Re entered into an excess of loss reinsurance agreement with XLI. This agreement covers a portion of Syncora Guarantee Re’s liability arising as a result of losses on policies written it reinsured and credit derivatives it issued that are in excess of certain limits and were not covered by Syncora Guarantee Re’s other reinsurance agreements. Syncora Guarantee Re was charged a premium of $0.5 million per annum for this coverage. This agreement provided indemnification only for the portion of any loss covered by this agreement in excess of 10% of Syncora Guarantee Re’s Bermuda statutory surplus, up to an aggregate amount of $500 million, and excluded coverage for liabilities arising other than pursuant to the terms of an underlying policy.

In connection with the 2008 MTA (discussed in Note 4 to the Consolidated Financial Statements), the Company and XLI terminated and settled the excess of loss agreement for a payment by XL Capital to the Company of $100.0 million. As a result, the Company recorded a loss during the year ended December 31, 2008 of $106.1 million, which represented the excess net carrying value of amounts owed by XLI to the Company under the agreement over the aforementioned settlement payment.

There were no losses ceded by Syncora Guarantee Re under this agreement prior to 2007. At December 31, 2007, the Company had a recoverable from XLI under this agreement of $259.4 million, which is reflected in “reinsurance balances recoverable on unpaid losses” in the consolidated balance sheet for the year then ended. The ceded losses of $259.4 million represent the present value (discounted at 5.1%) of the full limit loss of $500 million under this agreement. The Company incurred expense under the excess of loss reinsurance agreement of $8.2 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively. The expense recorded in 2007 reflects all future ceded premium that the Company would have been required to pay under the reinsurance agreement over the remaining average life of the loss payments and recoveries noted above, in order for the agreement to remain in-force and the Company recover the aforementioned ceded losses.

•

Effective November 1, 2002 and as amended and restated as of March 1, 2007, Syncora Guarantee was party to a facultative reinsurance arrangement (the “XL Re Treaty”) with XL Reinsurance America, Inc. (“XL RE AM”), an affiliate of XL Capital. Under the terms of the XL Re Treaty, XL RE AM agreed to reinsure risks insured by Syncora Guarantee under financial guarantee insurance policies up to the amount necessary for Syncora Guarantee to comply with single risk limitations set forth in Section 6904(d) of the New York Insurance Laws. Such reinsurance was on an automatic basis prior to the effective date of the IPO and was on a facultative basis on and after the effective date of the IPO. The reinsurance provided by XL RE AM was on an excess of loss or quota share basis. The Company was allowed up to a 30% ceding commission (or such other percentage on an arm’s-length basis) on ceded premiums written under the terms of this agreement. In connection with the 2008 MTA (discussed in Note 4 to the Consolidated Financial Statements), the XL RE Treaty was commuted.

•

Syncora Guarantee Re entered into the Old Master Facultative Agreement (see Note 4 to the Consolidated Financial Statements) to reinsure certain policies issued by FSA which guarantee the timely payment of the principal of and interest on various types of debt obligations. Syncora Guarantee Re’s obligations under certain of these arrangements were guaranteed by XLI. Effective upon the IPO, the guarantee was terminated with respect to all new business assumed by Syncora Guarantee Re under such arrangement, but the guarantee remained in effect with respect to cessions under the agreement prior to the IPO. In connection with the 2008 MTA (discussed in Note 4 to the Consolidated Financial Statements), Syncora Guarantee Re commuted the Old Master Facultative Agreement and Syncora Guarantee entered into the New Facultative Master Agreement to reinsure a portion of the protection previously provided to FSA by Syncora Guarantee Re. To effect the commutation of the Old Master Facultative Agreement, Syncora Guarantee Re paid affiliates of FSA $165.4 million and in connection with the reassumption of a portion of such business by Syncora Guarantee under the New Master Facultative Agreement, Syncora Guarantee received a payment from FSA of $88.6 million. In addition, in connection with the 2008 MTA (discussed in Note 4 to the Consolidated Financial Statements), XLI’s guarantee of Syncora Guarantee Re’s obligations to FSA, relating to cessions under reinsurance agreements prior to the IPO, was terminated. Subsequent to the Closing Date, FSA commuted a portion of the business assumed by Syncora Guarantee under the New Facultative Master Agreement.

•

Syncora Guarantee Re guaranteed certain of XLI’s obligations in connection with certain transactions where XLI’s customer required such credit enhancement. Each of these transactions has a “double trigger” structure, meaning that Syncora Guarantee Re does not have to pay a claim unless both the underlying transaction and XLI default. For each of these transactions, Syncora Guarantee Re entered into a reimbursement agreement with XLI, pursuant to which XLI pays Syncora Guarantee Re a fee for providing its guarantee and XLI grants Syncora Guarantee Re a security interest in a portion of the payments received by it from its client. Pursuant to the merger of Syncora Guarantee Re with and into Syncora Guarantee, these guarantees are now the guarantees of Syncora Guarantee. As of December 31, 2008 and 2007, the aggregate net par outstanding relating to such guarantees was $365.5 million and $511.1 million, respectively.

•

Effective May 1, 2004, XLI entered into an agreement with Syncora Guarantee which unconditionally and irrevocably guaranteed to Syncora Guarantee the full and complete payment when due of all of Syncora Guarantee Re’s obligations under its facultative quota share reinsurance agreement with Syncora Guarantee, under which agreement Syncora

Guarantee Re has assumed business from Syncora Guarantee since December 19, 2000. The XLI guarantee agreement terminated with respect to any new business produced by Syncora Guarantee and ceded to Syncora Guarantee Re pursuant to the facultative quota share reinsurance agreement after the effective date of the IPO, but the guarantee remained in effect with respect to cessions under the agreement prior to the IPO. In connection with the 2008 MTA (discussed in Note 4 to the Consolidated Financial Statements), the facultative quota share reinsurance agreement was commuted and XLI’s guarantee of Syncora Guarantee Re’s obligations to Syncora Guarantee, relating to cessions under reinsurance agreements prior to the IPO, was eliminated in consideration of a payment by XLI to Syncora Guarantee Re of approximately $1.6 billion, which was recorded by the Company as a capital contribution (see Note 4 to the Consolidated Financial Statements).

•

The Company previously provided financial guarantee insurance policies insuring timely payment of investment agreements issued by XL Asset Funding Company I LLC (“XLAF”), a wholly-owned subsidiary of XL Capital. These investment agreements contained ratings triggers based on the rating of Syncora Guarantee, which were triggered upon Syncora Guarantee’s ratings downgrades by Moody’s, S&P and Fitch. As a result, XLAF repaid these investment agreements prior to June 30, 2008. As of December 31, 2008 and 2007, the aggregate face amount of such investment agreements guaranteed by Syncora Guarantee was zero and $4.0 billion, respectively. Notwithstanding the repayment of all outstanding investment agreements, XLAF remains obligated to Syncora Guarantee to indemnify it for certain losses, costs and expenses.

In addition, the Company insures XLAF’s obligations under certain derivative contracts issued and purchased by XLAF. As of December 31, 2008 and 2007, the total notional value of such contracts insured was $150.0 million and $162.9 million, respectively.

Director Independence

The Board has adopted standards to assist it in making determinations as to whether Directors have any material relationships with the Company for purposes of determining their independence under the listing standards of the NYSE and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Copies of the Syncora Holdings Ltd. Director Independence Standards are available under the corporate governance portion of our website, www.syncora.com. In 2008, the Board determined that each of the Directors are independent in accordance with such standards except Mr. Esposito and therefore, the Company is in compliance with the requirement of having a majority of independent directors. In addition, each member of the Audit Committee, the Compensation Committee and the Nominating & Governance Committee is independent as independence for members of a company’s audit committee, compensation committee or nominating and governance committee, as the case may be, is defined in the NYSE listing standards and Rule 10A-3 promulgated under the Exchange Act, as applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s fees for services performed by PricewaterhouseCoopers LLP the Company’s independent registered public accounting firm during the fiscal years 2007 and 2008 were as follows:

(in thousands)	2008	2007
Audit Fees(1)	$1,691	$2,866
Audit-related fees(2)	571	16
Tax Fees(3)	1,127	42
All other fees(4)	2	2

Total	$3,391	$2,926

(1)

Audit fees were for professional services rendered primarily in connection with the audit and quarterly review of the consolidated financial statements and other attestation services that comprised the audits for insurance statutory and regulatory purposes in various jurisdictions in which the Company operates and the provision of certain opinions relating to the Company’s filings with the SEC. Also includes fees related to comfort letters and fees for non-recurring services related to filings in connection with the Company’s secondary offering, offering of Series A preference shares and initial public offering.

(2)	Audit-related fees were primarily related to services rendered primarily in connection with the 2008 MTA, consents and comfort letters issued in connection with insurance transactions.

(3)

Tax fees were for professional services rendered for tax assistance and counsel in connection with tax services rendered primarily in connection with the 2008 MTA, the 2009 MTA and with a tax accounting election.

(4)	All other fees related to products and services primarily related to access to on-line accounting and research resources.

The Audit Committee has adopted procedures for pre-approving all audit and permissible non-audit services provided by the independent auditor. The Audit Committee will annually review and pre-approve the audit, review, attestation and permitted non-audit services to be provided during the next audit cycle by the independent auditor. To the extent practicable, the Audit Committee or the Chairman of the Audit Committee will also review and approve a budget for such services. Services proposed to be provided by the independent auditor that have not been pre-approved during the annual review and the fees for such proposed services must be pre-approved by the Audit Committee or the Chairman of the Audit Committee. All requests or applications for the independent auditor to provide services to the Company shall be submitted to the Audit Committee or the Chairman of the Audit Committee. All fees for audit-related, tax and other services were pre-approved by the Audit Committee in 2008.

The Audit Committee considered whether the provision of non-audit services performed by the independent auditor is compatible with maintaining the independent auditor’s independence during 2008. The Audit Committee concluded in 2008 that the provision of these services was compatible with the maintenance of independent auditor’s independence in the performance of its auditing functions during 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits.

1. Financial Statements

Included in Part II—See Item 8 of this report.

2. Financial Statement Schedules

Included in Part IV of this report:

	Schedule Number	Page
Condensed Financial Information of Registrant, as of December 31, 2008 and 2007 and for the years ended December 31, 2008 and 2007	II	219

Other Schedules have been omitted as they are not applicable to the Company

SYNCORA HOLDINGS LTD. SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS—PARENT COMPANY ONLY
DECEMBER 31, 2008 AND 2007

(in thousands, except per share amounts)	2008	2007
Assets
Debt securities available for sale, at fair value (amortized cost: 2008—$168; 2007—$245)	$168	$237
Cash and cash equivalents	31,738	23,535
Accrued investment income	7	6
Investment in subsidiaries on an equity basis	674,290	409,524
Other assets	4,803	812

Total assets	$711,006	$434,114

Liabilities and Shareholders’ Equity
Liabilities
Accounts payable, accrued expenses and other liabilities	$1,047	$7,051

Total liabilities	1,047	7,051

Shareholders’ Equity
Series A perpetual non-cumulative preference shares—(Par value $0.01 per share; 250,000 shares authorized; shares issued and outstanding—250,000)	3	3
Additional paid-in capital	246,590	246,590

Total paid-in capital, preferred equity	246,593	246,593

Common shares—(Par value $0.01 per share; 500,000,000 shares authorized; shares issued and outstanding—at December 31, 2008: 65,151,297, at December 31, 2007: 65,293,543)	652	653
Additional paid-in capital	2,687,475	993,916
Common shares held in treasury (30,069,049 shares at December 31, 2008 and zero at December 31, 2007)	(61,642)	—

Total paid-in capital, common equity	2,626,485	994,569
Accumulated deficit	(2,217,470)	(831,900)
Accumulated other comprehensive income	54,351	17,801

Total common shareholders’ equity	463,366	180,470

Total shareholders’ equity	709,959	427,063

Total liabilities and shareholders’ equity	$711,006	$434,114

See notes to consolidated financial statements.

SYNCORA HOLDINGS LTD. SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS—
PARENT COMPANY ONLY
YEARS ENDED DECEMBER 31, 2008 AND 2007

(in thousands)	2008	2007
Revenues
Net investment income	$465	$1,636
Net realized losses on investments	(77)	—
Fee income and other	6	216
Equity in net losses of subsidiaries	(1,398,228)	(1,199,637)

Total revenues	(1,397,834)	(1,197,785)

Expenses
Operating expenses	23,811	18,355

Net loss	(1,421,645)	(1,216,140)
Dividends on Series A perpetual non-cumulative preference shares	—	8,409

Net loss available to common shareholders	$(1,421,645)	$(1,224,549)

Comprehensive loss:
Net loss	$(1,421,645)	$(1,216,140)
Other comprehensive income.	36,550	37,506

Comprehensive loss	$(1,385,095)	$(1,178,634)

See notes to consolidated financial statements.

SYNCORA HOLDINGS LTD. SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)
STATEMENTS OF CASH FLOWS—PARENT COMPANY ONLY
YEARS ENDED DECEMBER 31, 2008 AND 2007

(in thousands)	2008	2007
Cash provided by operating activities:
Net loss	$(1,421,645)	$(1,216,140)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in net losses of subsidiaries	1,398,228	1,199,637
Net realized loss on investments	77	—
Other, net	3,678	3,548

Total adjustments	1,401,983	1,203,185

Net cash used in operating activities	(19,662)	(12,955)

Cash flows from investing activities:
Purchase of debt securities	—	(245)
Net purchases of short term investments	—	(5,658)
Proceeds from maturity of debt securities and short-term investments	—	5,702
Dividend received from subsidiary	30,790	130,000
Investments in subsidiaries	—	(355,000)

Net cash provided by (used in) investing activities	30,790	(225,201)

Cash flows from financing activities:
Proceeds from issuance of Series A perpetual non-cumulative preference shares	—	246,993
Redemption of Series A redeemable preferred shares of subsidiary	(2,925)	—
Dividends on Series A perpetual non-cumulative preference shares	—	(8,409)
Dividends on common shares	—	(5,132)
Other	—	(1,329)

Net cash (used in) provided by financing activities	(2,925)	232,123

Increase (decrease) in cash and cash equivalents	8,203	(6,033)
Cash and cash equivalents—beginning of year	23,535	29,568

Cash and cash equivalents—end of year	$31,738	$23,535

See notes to consolidated financial statements.

3. EXHIBITS

Exhibit No.	Description of Document
3.1	Memorandum of Association of Syncora Holdings Ltd., incorporated by reference to Exhibit 3.1 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
3.2**	Amended and Restated Bye-laws of Syncora Holdings Ltd.
4.1

Extract of the Minutes of a Meeting of a Subcommittee of the Finance and Risk Oversight Committee held on March 29, 2007, incorporated by reference to Exhibit 4.1 to the Syncora Holdings Ltd. Current Report on Form 8-K as filed on April 10, 2007.

4.2

Certificate of Claude LeBlanc pursuant to authority vested by the Subcommittee of the Finance and Risk Oversight Committee, incorporated by reference to Exhibit 4.2 to the Syncora Holdings Ltd. Current Report on Form 8-K as filed on April 10, 2007.

4.3	Regulation S Global Preference Share Certificate, incorporated by reference to Exhibit 4.3 to the Syncora Holdings Ltd. Annual Report on Form 10-K for the year ended December 31, 2007.
4.4	144A Global Preference Share Certificate, incorporated by reference to Exhibit 4.4 to the Syncora Holdings Ltd. Annual Report on Form 10-K for the year ended December 31, 2007.
4.5	Replacement Capital Covenant, dated April 5, 2007, incorporated by reference to Exhibit 4.5 to the Syncora Holdings Ltd. Current Report on Form 8-K as filed on April 10, 2007.
4.6	Registration Rights Agreement, dated April 5, 2007, incorporated by reference to Exhibit 4.6 to the Syncora Holdings Ltd. Current Report on Form 8-K as filed on April 10, 2007.
4.7	Global Preference Share Certificate, incorporated by reference to Exhibit 4.7 to the Syncora Holdings Ltd. Annual Report on Form 10-K for the year ended December 31, 2007.
4.8

Deed of Trust Constituting The CCRA Purpose Trust by Syncora Private Trust Company Limited, dated November 18, 2008, incorporated by reference to Exhibit 4.1 to the Syncora Holdings Ltd. Current Report on Form 8-K as filed on November 21, 2008.

4.9

Deed of Covenant and Indemnity, dated November 18, 2008, by Syncora Guarantee Inc. in favor of Syncora Private Trust Company Limited, incorporated by reference to Exhibit 4.2 to the Syncora Holdings Ltd. Current Report on Form 8-K as filed on November 21, 2008.

4.10

Shareholder Agreement, dated November 18, 2008, between Syncora Private Trust Company Limited and Syncora Holdings Ltd, incorporated by reference to Exhibit 4.3 to the Syncora Holdings Ltd. Current Report on Form 8-K as filed on November 21, 2008.

4.11

Registration Rights Agreement, dated November 18, 2008, between Syncora Private Trust Company Limited and Syncora Holdings Ltd, incorporated by reference to Exhibit 4.4 to the Syncora Holdings Ltd. Current Report on Form 8-K as filed on November 21, 2008.

10.1

Transition Agreement, dated as of August 4, 2006, among XL Capital Ltd, XL Insurance (Bermuda) Ltd, X.L. America, Inc. and Syncora Holdings Ltd., incorporated by reference to Exhibit 10.1 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.1.1

Amendment 1, dated as of May 3, 2007, to the Transition Agreement, dated as of August 4, 2006 among XL Capital Ltd, XL Insurance (Bermuda) Ltd, X.L. America, Inc., and Syncora Holdings Ltd., incorporated by reference to Exhibit 10.4 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.1.2**	Amendment No. 2, dated as of August 4, 2008 to Transition Agreement, dated as of August 4, 2006, among XL Capital Ltd, XL Insurance (Bermuda) Ltd, X.L. America, Inc. and Syncora Holdings Ltd.

Exhibit No.	Description of Document
10.2

Tax Indemnity Agreement, dated as of August 4, 2006, among XL Capital Ltd, X.L. America, Inc. and Syncora Holdings Ltd., incorporated by reference to Exhibit 10.2 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.3**	Amended and Restated Employment Agreement with Edward B. Hubbard, dated August 27, 2008.
10.3.1**	Letter Agreement, dated October 31, 2008, by and between Syncora Holdings Ltd. and Edward B. Hubbard.
10.4

Employment Agreement with Claude L. LeBlanc dated as of January 1, 2008, incorporated by reference to Exhibit 10.6 to the Syncora Holdings Ltd. Annual Report on Form 10-K for the year ended December 31, 2007.

10.4.1

Amended and Restated Employment Agreement, dated as of August 28, 2008, by and between Syncora Holdings Ltd. and Claude LeBlanc, incorporated by reference to Exhibit 10.2 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.5

Letter Agreement Regarding Stock Options, Restricted Shares and Long-Term Incentive Award between XL Capital Ltd and Paul Giordano, dated as of August 2, 2006, incorporated by reference to Exhibit 10.4 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.5.1	Employment Agreement with Paul S. Giordano dated as of May 8, 2008, incorporated by reference to Exhibit 10.1 to the Syncora Holdings Ltd. Current Report on Form 8-K as filed on May 9, 2008.
10.5.2

Letter Agreement, dated as of August 11, 2008, by and between Syncora Holdings Ltd. and Paul Giordano, incorporated by reference to Exhibit 10.3 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.6

Employment Agreement, dated May 27, 2008, between Syncora Holdings Ltd. and Elizabeth Keys, incorporated by reference to Exhibit 10.2 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.7**	Employment Agreement, dated as of May 29, 2008 between Syncora Holdings Ltd. and David Shea.
10.7.1**	Letter Agreement, dated as of June 16, 2008 between Syncora Holdings Ltd. and David Shea.
10.8**	Employment Agreement, dated October 30, 2008, between Syncora Holdings Ltd. and Susan Comparato.
10.9	SCA Holdings US Inc. Deferred Compensation Program, incorporated by reference to Exhibit 10.7 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.10**	Trust Agreement, dated as of September 23, 2008 between Syncora Guarantee Services, Inc. and Wilmington Trust Company.
10.11

General Services Agreement, dated as of August 4, 2006, between XL Financial Administrative Services Inc. and XL Insurance (Bermuda) Ltd, incorporated by reference to Exhibit 10.14 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.12

Assignment and Assumption of Lease between Global Credit Analytics, Inc. and Syncora Guarantee Inc., dated as of August 4, 2006, incorporated by reference to Exhibit 10.17 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Exhibit No.	Description of Document
10.13

Credit Agreement between Syncora Holdings Ltd., Syncora Guarantee Inc. and Syncora Guarantee Re Ltd. and the Lenders party thereto and Citibank, N.A., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., dated as of August 1, 2006, incorporated by reference to Exhibit 10.23 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.13.1

Amendment No. 1, dated as of December 26, 2007, to the Credit Agreement between Syncora Holdings Ltd., Syncora Guarantee Inc. and Syncora Guarantee Re Ltd. and the Lenders party thereto and Citibank, N.A., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., dated as of August 1, 2006, incorporated by reference to Exhibit 10.27.1 to the Syncora Holdings Ltd. Annual Report on Form 10-K for the year ended December 31, 2007.

10.13.2

Amendment No. 2, dated as of July 28, 2008, to the Credit Agreement between Syncora Holdings Ltd., Syncora Guarantee Inc. and Syncora Guarantee Re Ltd. and the Lenders party thereto and Citibank, N.A., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., dated as of August 1, 2006, incorporated by reference to Exhibit 99.4 to the Syncora Holdings Ltd. Current Report on Form 8-K as filed on July 30, 2008.

10.14

Amendment No. 1 to Agency Agreement between XL Financial Solutions Ltd, XL Re Ltd, XL Insurance (Bermuda) Ltd and Syncora Guarantee Re Ltd., dated as of August 4, 2006, incorporated by reference to Exhibit 10.24 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.15	Syncora Holdings Ltd. Deferred Cash Program Guidelines, incorporated by reference to Exhibit 10.39 to the Syncora Holdings Ltd. Registration Statement on Form S-1 (File No. 333-133066)
10.16

Amended and Restated General Services Agreement, dated as of August 4, 2006, between Syncora Guarantee Inc. and XL Financial Administrative Services Inc., incorporated by reference to Exhibit 10.27 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.17

Information Technology outsourcing agreement dated as of October 1, 2006 between Syncora Holdings Ltd. and affiliates thereof and International Business Machines Corporation and affiliates thereof dated September 30, 2006, incorporated by reference to Exhibit 10.1 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.18

Purchase Agreement, dated as of March 29, 2007, among Syncora Holdings Ltd. and Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC, as representatives of the initial purchasers named therein, incorporated by reference to Exhibit 10.1 to the Syncora Holdings Ltd. Current Report on Form 8-K as filed on March 30, 2007.

10.19

Insurance and Indemnity Agreement, dated as of October 13, 2006, among Syncora Guarantee Inc., XL Asset Funding Company I LLC, and XL Life and Annuity Holding Company, incorporated by reference to Exhibit 10.1 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.20

Premium Letter Agreement, dated as of October 13, 2006, between Syncora Guarantee Inc., XL Asset Funding Company I LLC, and XL Life and Annuity Holding Company, incorporated by reference to Exhibit 10.2 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.21

Amended and Restated Annual Incentive Compensation Plan, adopted as of May 4, 2007, incorporated by reference to Exhibit 10.1 to the Syncora Holdings Ltd. Current Report as filed on Form 8-K dated May 10, 2007.

10.22

Amended and Restated 2006 Long Term Incentive and Share Award Plan, adopted as of May 4, 2007, incorporated by reference to Exhibit 10.2 to the Syncora Holdings Ltd. Current Report on Form 8-K as filed on May 10, 2007.

Exhibit No.	Description of Document
10.23

Omnibus Amendment Agreement, dated as of November 30, 2007, by and among Syncora Guarantee Inc., XL Asset Funding Company I LLC and XL Life and Annuity Holding Company, incorporated by reference to Exhibit 99.1 to the Syncora Holdings Ltd. Current Report on Form 8-K as filed on December 5, 2007.

10.24

Collateral Pledge, Security and Management Agreement, dated as of October 13, 2006, by and among Syncora Guarantee Inc., XL Asset Funding Company I LLC, XL Life and Annuity Holding Company and Mellon Bank, N.A., incorporated by reference to Exhibit 99.2 to the Syncora Holdings Ltd. Current Report on Form 8-K as filed on December 5, 2007.

10.25

Master Transaction Agreement, dated as of July 28, 2008, by and among Syncora Holdings Ltd., several of its subsidiaries, including Syncora Guarantee Inc. and Syncora Guarantee Re Ltd., XL Capital Ltd, certain affiliates of XL Capital and certain financial institutions that are counterparties to credit default swap contracts with Syncora Guarantee Inc. that may from time to time be parties thereto, incorporated by reference to Exhibit 10.2 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.25.1

Amendment No. 1 to the Master Commutation, Release and Restructuring Agreement, dated as of August 1, 2008, by and among Syncora Holdings Ltd., several of its subsidiaries, including Syncora Guarantee Inc. and Syncora Guarantee Re Ltd., XL Capital Ltd, certain affiliates of XL Capital and certain financial institutions that are counterparties to credit default swap contracts with Syncora Guarantee Inc. that may from time to time be parties thereto, incorporated by reference to Exhibit 10.2 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.25.2

Amendment No. 2 to Master Transaction Agreement, by and among Syncora Holdings Ltd., Syncora Guarantee Inc., certain portfolio trusts that are affiliates of Syncora Guarantee Inc., certain financial institutions that are counterparties to certain agreements with Syncora Guarantee, Inc. and certain other parties, incorporated by reference to Exhibit 99.1 to the Syncora Holdings Ltd. Current Report on Form 8-K as filed on November 3, 2008.

10.26

Merrill Agreement, dated as of July 28, 2008, by and among Syncora Holdings Ltd., Syncora Guarantee Inc., Merrill Lynch International and Merrill Lynch & Co., Inc., incorporated by reference to Exhibit 10.3 to the Syncora Holdings Ltd. Current Report on Form 8-K as filed on July 30, 2008.

10.27*

Letter Agreement, dated as of September 29, 2008, by and among Weil, Gotshal & Manges LLP, J.P. Morgan Securities Inc. and Syncora Guarantee Inc., incorporated by reference to Exhibit 10.1 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

14.1	Syncora Holdings Ltd. Code of Business Conduct and Ethics, incorporated by reference to Exhibit 99.1 to the Syncora Holdings Ltd. Current Report on Form 8-K as filed on December 8, 2008.
31**	Rule 13a-14(a)/15d-14(a) Certifications
32**	Section 1350 Certification

*	Confidential treatment has been requested and received for portions of this exhibit.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009

SYNCORA HOLDINGS LTD.
(Registrant)

By:	/S/ SUSAN B. COMPARATO Name: Susan B. Comparato Title: President, Acting Chief Executive Officer and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2009:

Signature	Title

/S/ SUSAN B. COMPARATO Susan B. Comparato	President, Acting Chief Executive Officer and General Counsel (Principal Executive Officer)
/S/ DAVID W. PRAGER David W. Prager	Third-Party Consultant (Principal Financial Officer)
/S/ ARNOLD BROUSELL Arnold Brousell	Chief Accounting Officer (Principal Accounting Officer)
/S/ MICHAEL P. ESPOSITO, JR. Michael P. Esposito, Jr.	Director and Chairman of the Board of Directors
/S/ E. GRANT GIBBONS E. Grant Gibbons	Director
/S/ BRUCE G. HANNON Bruce G. Hannon	Director
/S/ ROBERT M. LICHTEN Robert M. Lichten	Director
/S/ COLEMAN D. ROSS Coleman D. Ross	Director
/S/ ROBERT J. WHITE Robert J. White	Director
Edward J. Muhl	Director
/S/ THOMAS S. NORSWORTHY Thomas S. Norsworthy	Director
/S/ DUNCAN P. HENNES Duncan P. Hennes	Director