Form 10-K/A
period 2008-12-31
SYNCORA HOLDINGS LTD
filed 2009-04-09
CIK 1358164

The following item was the subject of a Form 12b-25 and is included herein: Item 11

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

*	As of April 7, 2009. On January 7, 2009, the New York Stock Exchange filed a Form 25 delisting our common shares. The deregistration of our common shares under Section 12(b) of the Act became effective 90 days after such filing.

EXPLANTORY NOTE

This Amendment on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as originally filed with the Securities and Exchange Commission on March 31, 2009 (the “Original Form 10-K”). We are filing this Amendment to include Item 11 which was the subject of a Form 12b-25 and was omitted from the Original Form 10-K. In addition, we have updated Item 10 of the Original Form 10-K for the resignation of a director and corrected the beneficial ownership table in Item 12 of the Original Form 10-K.

The Original Form 10-K continues to speak as of the dates provided in the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K other than as expressly indicated above.

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

Any decision to suspend claim payments could have a number of material adverse consequences, including but not limited to litigation, potential loss of control rights, the potential assertion of mark-to-market termination payments by counterparties to Syncora Guarantee’s CDS contracts with respect to CDS contracts on which Syncora Guarantee fails to pay a claim and adverse reaction from our regulators, including the NYID, FSA UK and the BMA, including, in the case of the NYID, a decision to seek to commence a rehabilitation or liquidation of Syncora Guarantee. There can be no assurance there would not be other material adverse consequences if Syncora Guarantee failed to pay claims.

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

Credit Agreement Amendment

Concurrent with the execution of the Master Transaction Agreement, we entered into Amendment No. 2, Forbearance and Limited Waiver Agreement (“Amendment No. 2”) with the lenders under our credit agreement, dated as of August 1, 2006 (the “Credit Agreement”). Pursuant to Amendment No. 2, we agreed (i) to permanently reduce the availability under our revolving credit facility from $250 million to zero, (ii) to reduce the availability under the letter of credit facility to the amount of the letter of credit exposure as of July 28, 2008 and subsequently further reduce such exposure for any outstanding letters of credit for FSA’s benefit upon the closing the Commutation Agreement, and (iii) to collateralize the remaining letters of credit after the consummation of the transactions comprising the Master Transaction Agreement. In consideration of the foregoing, the lenders under the Credit Agreement agreed to (i) forbear from declaring certain defaults, if any, as set forth in Amendment No. 2, (ii) waive such defaults, if any, upon the satisfaction of certain conditions set forth in Amendment No. 2, (iii) grant certain waivers in connection with the consummation of the Master Transaction Agreement and (iv) not instruct the Administrative Agent to send, and the Administrative Agent has agreed that it shall not send, a notice of non-renewal with respect to any outstanding letters of credit (other than the letter of credit for FSA’s benefit, which was canceled and returned to the Administrative Agent prior to the Closing Date) with regard to any renewal of a letter of credit during calendar year 2008. There can be no assurance that the Administrative Agent and the lenders will renew the outstanding letters of credit when they are subject to renewal during calendar year 2009. The amount of letters of credit outstanding under the Credit Agreement and the amount of collateral posted by us in support of such letters of credit was approximately $15.2 million and $24.3 million, respectively, as of December 31, 2008.

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

•

In light of Syncora Guarantee’s significant statutory policyholders’ deficit and significant anticipated near term claim payments, Syncora Guarantee’s Board of Directors is currently considering a suspension of, and may, in the exercise of its fiduciary duties, determine that it will suspend claim payments in order to preserve its assets for the benefit of all policyholders. If suspended, there can be no assurance when or if claim payments would recommence, although Syncora Guarantee’s Board of Directors could subsequently decide to recommence claim payments. Any decision to suspend claim payments could have a number of material adverse consequences, including but not limited to litigation, potential loss of control rights, the potential assertion of mark-to-market termination payments by counterparties to Syncora Guarantee’s CDS contracts with respect to CDS contracts on which Syncora Guarantee fails to pay a claim, and adverse reaction from our regulators, including the NYID, FSA UK and the BMA, including, in the case of the NYID, a decision to seek to commence a rehabilitation or liquidation of Syncora Guarantee. There can be no assurance there would not be other material adverse consequences if Syncora Guarantee failed to pay claims.

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

Credit Agreement Amendment

Concurrent with the execution of the Master Transaction Agreement, the Company entered into Amendment No. 2, Forbearance and Limited Waiver Agreement (“Amendment No. 2”) with the lenders under the Company’s credit agreement, dated as of August 1, 2006 (the “Credit Agreement”). Pursuant to Amendment No. 2, the Company agreed (i) to permanently reduce the availability under the revolving credit facility from $250 million to zero, (ii) to reduce the availability under the letter of credit facility to the amount of the letter of credit exposure as of July 28, 2008 and subsequently further reduce such exposure for any outstanding letters of credit for FSA’s benefit upon the closing the Commutation Agreement, and (iii) to collateralize the remaining letters of credit after the consummation of the transactions comprising the Master Transaction Agreement. In consideration of the foregoing, the lenders under the Credit Agreement agreed to (i) forbear from declaring certain defaults, if any, as set forth in Amendment No. 2, (ii) waive such defaults, if any, upon the satisfaction of certain conditions set forth in Amendment No. 2, (iii) grant certain waivers in connection with the consummation of the Master Transaction Agreement and (iv) not instruct the Administrative Agent to send, and the Administrative Agent has agreed that it shall not send, a notice of non-renewal with respect to any outstanding letters of credit (other than the letter of credit for FSA’s benefit, which was canceled and returned to the Administrative Agent prior to the Closing Date) with regard to any renewal of a letter of credit during calendar year 2008. There can be no assurance that the Administrative Agent and the lenders will renew the outstanding letters of credit when they are subject to renewal during calendar year 2009. The amount of letters of credit outstanding under the Credit Agreement and the amount of collateral posted by the Company in support of such letters of credit was approximately $15.2 million and $24.3 million as of the December 31, 2008, respectively.

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

Edward J. Muhl, age 63, resigned effective as of April 6, 2009. Mr. Muhl has been a Director of the Company since November 2008 when he was nominated to serve on the Board by the SCA Shareholder Entity. Mr. Muhl is currently the owner and chief executive of an insurance, reinsurance and legislative consulting firm, which he founded in 2003. He has over 40 years of experience in the insurance industry in both the private and public sector. He has served in a regulatory capacity in two states, as Commissioner of Insurance for the State of Maryland and as Superintendent of Insurance for the State of New York, and has also held the position of President of the National Association of Insurance Commissioners. Mr. Muhl is a former Partner and National Leader of PricewaterhouseCoopers Insurance Regulatory and Compliance Practice and has extensive experience as a board member of insurance companies, currently serving on the Board of Directors of Farm Family Insurance Company, Columbian Financial Group, UNUM Insurance Group and Arrowpoint Capital Insurance Group.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

1. Introduction

          This Compensation Discussion and Analysis describes the Company’s executive compensation programs for 2008 and certain compensation actions taken in 2009.

          In 2008, adverse developments in the credit markets generally and the mortgage markets in particular resulted in material adverse effects on the Company’s business and financial condition, which included the delisting of our stock from the New York Stock Exchange (the “NYSE”). Since January 2008, the Company has suspended writing substantially all new business due to downgrades of the insurance financial strength ratings of the Company’s operating subsidiaries.

          As a result of these developments, during 2008, the Company and certain counterparties entered into a number of agreements whereby the parties would negotiate to commute, terminate and restructure the Company’s credit default swap (“CDS”) contracts and policies on terms satisfactory to the Company and the New York State Insurance Department (the “NYID”) in exchange for certain consideration. The agreements under which these negotiations were governed expired on October 31, 2008; however, despite this expiration, the parties have continued to negotiate in good faith. This is the first phase of the restructuring and is referred to below as the 2008 MTA. The 2009 MTA, or the second phase of the restructuring, involves entering into new agreements with the counterparties to CDSs, as well as a tender offer to acquire residential mortgage backed securities (“RMBSs”) that are insured by the Company’s subsidiary, Syncora Guarantee Inc.(“Syncora Guarantee”) so as to reduce the Company’s RMBS exposure. The Company believes that the ability to successfully complete the transactions contemplated by the 2009 MTA are key to the Company’s solvency. If the 2009 MTA cannot be successfully completed, a voluntary or involuntary rehabilitation may be a consequence.

          The consummation of the 2008 MTA was a significant milestone for the Company and was an essential prerequisite to the 2009 MTA. Actions occurring as a result of the 2008 MTA included (i) the termination, commutation or elimination of certain reinsurance agreements, guarantees and other arrangements among the Company and XL Capital Ltd. (“XL Capital”) and certain of its subsidiaries, (ii) the termination of CDS contracts with Merrill Lynch International and the related financial guarantee insurance policies issued by Syncora Guarantee, and (iii) the commutation of all reinsurance ceded by Financial Security Assurance Holdings Ltd. and its subsidiaries to the Company’s former subsidiary, Syncora Guarantee Re Ltd., which has since merged with and into Syncora Guarantee. In addition, Syncora Guarantee agreed to segregate cash for the purpose of commuting, terminating, amending or otherwise restructuring existing agreements with certain counterparties to its CDS contracts pursuant to an agreement to be negotiated with the counterparties. We believe skilled and motivated executives were critical to the success of the 2008 MTA and continue to be critical to the progress the Company has made in its restructuring efforts and in its negotiations with both the counterparties and the NYID. The Compensation Committee views the contributions of the continuing members of our management, in particular our Acting Chief Executive Officer, Susan Comparato, and our Special Advisor to the Board, Claude LeBlanc, as central to the successful consummation of the 2008 MTA.

          In addition, because of the significant workforce reductions undertaken by the Company during 2008, the retention of our remaining employees, including our current executive group, is crucial to the ongoing business activities of the Company. Finally, because we can no longer use our equity to compensate our employees, we have been forced to rely solely on cash awards for compensation purposes. In light of the foregoing, we structured (and continue to structure) our compensation programs and individual employment arrangements to provide our named executive officers with forms and levels of compensation we believe necessary to retain their services through all or part of the restructuring process and to reward their efforts to effect the successful completion of the transactions contemplated by the 2009 MTA.

          During 2008, the Company also experienced a number of significant management changes which affected our compensation practices and decisions. Three of the most critical changes occurred in August 2008. First, Paul S. Giordano, departed from his position as Chief Executive Officer on August 15, 2008 and, second, Susan Comparato was appointed Acting Chief Executive Officer and President. (Ms. Comparato also remained in her role as General Counsel to the Company.) Third, on August 28, 2008, Claude LeBlanc became a Special Advisor to the Board of Directors in connection with the restructuring and assumed a central role in the restructuring process, including becoming the primary negotiator with the counterparties. Other management changes occurred in June 2008 when David P. Shea departed from his position as Executive Vice President and Chief Financial Officer and Elizabeth Keys was promoted to that position. Ms. Keys remained in that position until November 2008, when she resigned to pursue another employment opportunity. Since that time, the Company has not had a Chief Financial Officer and has engaged Goldin Associates to act in a financial advisory capacity until completion of the restructuring process and appointment of a replacement. In August 2008, Michael Rego departed from his position as Executive Vice President and Chief Operating Officer of the reinsurance subsidiary of the Company, and, in October 2008, Edward B. Hubbard, ceased to be President and Chief Operating Officer of the financial guaranty subsidiary of the Company. However, Mr. Hubbard agreed to remain with the Company through January 31, 2009 in order to continue to assist the Company in the restructuring process.

          Throughout 2008, in light of the declining financial condition of the Company, the restructuring efforts and the management changes, our Compensation Committee regularly examined our compensation programs. From time to time our Compensation Committee considered whether the form of compensation and our compensation levels generally–in particular the Company’s short- and long-term variable compensation programs–served the goals described above. In 2008, in an effort to (1) adapt our compensation programs to the adverse financial condition of the Company and our ongoing restructuring efforts, (2) retain and incentivize management and (3) reward successes throughout the restructuring efforts, we made the following principal changes to our compensation programs and individual employment arrangements:

•

We adopted a cash retention program for certain of our named executive officers to encourage these executive officers to remain with the Company. We determined that a retention program was necessary, and that the program needed to be paid in cash, because our equity component had little or no value and therefore provided insufficient motivation to our management. See “Compensation Discussion and Analysis – Elements of our Compensation Programs – Retention Awards.”

•

We entered into new or amended and restated employment agreements with our Acting Chief Executive Officer and our Special Advisor to the Board in order to ensure that these individuals would remain with the Company and would be available to lead the Company and provide the expertise and continuity that were, and continue to be, critical to our restructuring. See “Compensation Discussion & Analysis – Elements of our Compensation Programs – Employment Agreements.”

•

We approved the establishment of a bankruptcy remote trust to set aside funds to provide for the payment of certain future compensation items to executive officers and non-executive officers of the Company. We believed the trust was necessary, in light of the Company’s financial condition in 2008 and the continued efforts with respect to the Company’s restructuring, to provide assurances to all of our employees, including our executive officers, that funds would be available to pay their contractual compensation entitlements when earned. We expected that this assurance would increase the likelihood that the Company could retain its executive officers and other employees during this critical period.

2. Role of the Compensation Committee

          The objectives of our executive compensation programs have been established by the Compensation Committee of the Board. This committee consists of five directors: Bruce G. Hannon (Chairman), E. Grant Gibbons, Robert M. Lichten, Thomas S. Norsworthy and Coleman D. Ross. Mr. Norsworthy was appointed to the Board and the Compensation Committee in November 2008. Mr. Ross was appointed to the Compensation Committee in December 2008. Paul Hellmers was a member of the Board and the Compensation Committee until his departure in August 2008. Mary Hennessy was a member of the Board and the Compensation Committee until her departure in November 2008.

          Our Chief Executive Officer (Paul S. Giordano, prior to his departure, and Susan Comparato, since her appointment as Acting Chief Executive Officer) is responsible for providing recommendations to the Compensation Committee with respect to all compensation actions for the named executive officers, other than for the Chief Executive Officer position and the Special Advisor to the Board position, including cash retention and long-term incentive awards for all non-executive employees. Our Chief Executive Officer has provided input to the Compensation Committee in areas such as levels of base salary and performance goals of executive officers and non-executive employees. As part of this process, our Chief Executive Officer obtains data from and has discussions with members of management and other key employees, including our chief human resources officer. Our Compensation Committee may give weight to these recommendations and any supporting data in its discretion, but in all cases the final determinations with respect to our compensation programs lie with the Compensation Committee or, in the case of our Chief Executive Officer and Special Advisor to the Board, with our Board of Directors. Our Compensation Committee has, in turn, regularly informed our Board of Directors of its deliberations and decisions and has actively sought input from the other members of the Board, including, in certain cases, seeking ratification of its decisions.

          The Compensation Committee has the authority to retain an outside independent executive compensation consultant to assist in the evaluation of executive officer compensation. In 2008, the Compensation Committee determined not to use the services of any such consultant in light of the financial condition of the company and its desire to reduce operating expenses.

3. Compensation Objectives

          In designing its compensation programs in the past, the Company has always been a long-term, results-oriented Company that sought to pay for performance. In the past, these goals were sought to be achieved through the fixed elements (salary and benefits) of compensation that do not relate to the performance of the Company while leveraging the variable elements (cash bonuses and long-term incentives) that related to, and were earned and paid based on, performance. While the Compensation Committee continues to believe it is essential that the Company’s compensation strategy be results-oriented and designed to reward top contributors, the financial condition of the Company, the decreased stock value and the current restructuring efforts have made it necessary for the Compensation Committee to focus on retaining employees in the short term. To do so, the Company’s principal compensation program, other than base salary and bonus awards, has consisted of quarterly or annual cash retention awards payable upon continued service to the Company. In addition, the Compensation Committee believed it was critical to the Company’s restructuring to retain the services of Ms. Comparato and Mr. LeBlanc. Accordingly, the Company entered into employment agreements with these two executive officers. The Compensation Committee believes that these short-term retention awards and employment agreements provide the Company with the highest likelihood of retaining its employees and thereby completing a successful restructuring plan.

4. Elements of our Compensation Programs

          Our compensation programs have historically consisted primarily of (1) base salary, (2) annual performance-based incentive compensation, (3) retention awards, (4) long-term equity compensation, and (5) benefits. We also provide severance to executive officers in connection with their negotiated employment contracts that would provide them with additional compensation in the event of certain qualifying terminations of employment. We review competitor information disclosed in public filings and gathered via independent market surveys to better understand the trends in the use of compensation vehicles. However, in light of the unusual circumstances facing the Company in 2008, our Compensation Committee and our management did not use this information to determine 2008 compensation, nor did it otherwise benchmark executive compensation in 2008 against peer companies.

          Base Salary

          In our review of base salaries for our executives, we primarily considered responsibilities and functional role of the executive’s position as well as the experience level, skills and knowledge of the executive. Base salaries are intended to compensate executives for executing the basic responsibilities of their jobs. The salaries of the named executive officers are reviewed on an annual basis, as well as at the time of promotion or changes in responsibilities. The Compensation Committee reviewed the base salary of Ms. Comparato when she was appointed Acting Chief Executive Officer and made a recommendation to the Board that her base salary be increased from $300,000 to $450,000. In addition, Mr. LeBlanc’s base salary was increased from $300,000 to $432,000 upon his appointment as Special Advisor to the Board and Ms. Keys’ base salary was increased from $252,350 to $300,000 upon her promotion to Chief Financial Officer. The Compensation Committee and the Board believed the increases in the executives’ base salaries were necessary to compensate them for the additional duties and responsibilities they assumed in their new positions. The Compensation Committee determined that no other named executive officer should receive an adjustment in base salary in 2008.

          Perquisites and Benefits

          Executives receive modest perquisites and supplemental benefits, most notably a non-qualified supplemental deferred compensation plan which allows executives subject to U.S. income tax to defer receipt of up to 50% of their base salary and 100% of their annual bonus with notional earnings credited based on the return on a series of mutual funds that are managed by our retirement plan vendor. We do not have any defined benefit plans for our named executive officers. Health and welfare benefits are provided to all employees based on norms in the local markets in which we operate, and our executives’ health and welfare premiums are subsidized at the same percentage as all other employees. As provided in his original and amended and restated employment agreements, Mr. LeBlanc is entitled to a tax indemnity from the Company for the U.S. federal, state and local income taxes he is required to pay with regard to his 2006, 2007 and 2008 income. (See “Compensation Discussion & Analysis – Elements of our Compensation Programs – Employment Agreements” for a discussion of the terms of Mr. LeBlanc’s amended and restated agreement.)

          Change in Control

          Certain compensation arrangements of the Company include provisions that relate to a change in control of the Company, which is defined to include among other events, the acquisition by a third party of beneficial ownership of a specified percentage of the Company’s shares. On August 5, 2008, as part of the restructuring (and subject to necessary regulatory approvals obtained in November 2008), XL Insurance (Bermuda) Ltd, a subsidiary of XL Capital, transferred 46% of the Company’s shares to a trust, which had voting and dispositive powers over the shares. Regulatory approval of this transaction resulted in a change in control of the Company and had the following effect on the compensation arrangements of our named executive officers:

•

Each of Messrs. Giordano, LeBlanc, Hubbard and Shea were parties to employment agreements which would entitle them to enhanced severance pay and benefits upon a qualifying termination of employment in connection with a change in control. (Mr. Giordano’s employment agreement, originally negotiated with XL Capital, became an obligation of the Company in connection with the Company’s initial public offering in 2006). However, each of these executives agreed to amend these agreements to provide that the transaction described above would not constitute a change in control.

•

Pursuant to the terms of the Tender Offer, dated November 13, 2006, employees who held XL Capital equity compensation tendered their XL Capital equity compensation in exchange for the right to a future cash payment from the Company (the “LTIP Awards”). In the event of a change in control, the converted LTIP Awards would immediately vest and be paid. The amount of the payment would be based on performance metrics for the period through the change in control but in no event less than the target award. Upon the regulatory approval of the transaction described above, the target awards were paid out to the named executive officers holding outstanding awards at that time (Ms. Comparato, Ms. Keys, Mr. Hubbard and Mr. Hoffman) and all other participants. The amounts payable to Ms. Comparato, Ms. Keys, Mr. Hubbard and Mr. Hoffman were as follows:

Aggregate LTIP Award Paid

Susan Comparato	$365,162
Elizabeth Keys	$52,298
Edward B. Hubbard	$1,392,620
Drew Hoffman	$324,942

•

All restricted shares held by Ms. Comparato, Mr. LeBlanc, Mr. Hubbard and Mr. Hoffman vested. (These were the only named executive officers holding restricted shares at that time.) The number of shares that vested, and the dollar value of those shares at the time of vesting, were as follows:

	Number of Shares	Value

Susan Comparato	63,168	$17,687
Claude LeBlanc	63,058	$17,656
Edward B. Hubbard	46,086	$12,904
Drew Hoffman	14,848	$4,157

Although no Compensation Committee action was necessary with respect to the payouts of the LTIP Awards or the vesting of the restricted shares (because these awards were governed by the terms of the Tender Offer and the equity plan), the Compensation Committee did take these payouts into account when making its compensation decisions.

          Annual Cash Bonuses

          Annual cash bonuses to named executive officers, which vary from year to year, are approved by the Compensation Committee (other than our Chief Executive Officer, whose bonus is approved by our Board of Directors). In addition, the Compensation Committee approves the size of the annual bonus pool for all employees, including named executive officers. Executives have a target bonus percentage that varies based on the executive’s role, with no guarantee of a maximum or minimum payout, other than Ms. Comparato and Ms. Keys, who had guaranteed minimum payouts for 2008 of $750,000 and $600,000, respectively. (Of this amount, Ms. Keys only received $300,000 because she did not complete the necessary service period to receive the remainder.) When determining actual cash bonus amounts for 2008, the Compensation Committee’s objectives were to reward attainment of (a) individual goals, if any, and (b) contribution and efforts toward the completion of our restructuring. For 2008, the target bonus percentages of our named executive officers (as a percentage of base salary) were as follows: Ms. Comparato, 100%, Mr. Giordano, 200%, Mr. Shea 150%, Ms. Keys 100%, Mr. Hubbard, 150%, and Mr. Rego, 100%. For 2008, Mr. LeBlanc and Mr. Hoffman did

not have a target bonus, and Mr. LeBlanc did not receive an annual bonus because the Compensation Committee viewed his compensation levels for 2008 (taking into account the special transaction bonus and retention bonuses paid to him in 2008) as appropriate in light of the role he played in the successful negotiations with the counterparties. See “Compensation Discussion & Analysis – Elements of our Compensation Programs – Employment Agreements.” In 2008, the Compensation Committee determined that Mr. Giordano should receive a cash payment of $125,000 in recognition of his contributions to our restructuring in the first quarter of 2008. The Compensation Committee determined not to award cash bonuses to Mr. Shea, who departed the Company on June 1, 2008, or to Mr. Rego, who departed the Company on August 4, 2008, or to Mr. Hubbard. See “Compensation Discussion & Analysis – Elements of our Compensation Programs – Separation Agreements.”

          Long-Term Incentives

          The decline in the Company’s stock value and its ultimate delisting from the NYSE in 2008 effectively caused our equity to cease to be a means of retaining or motivating our employees, including our named executive officers. However, prior to the delisting, in February 2008, the Compensation Committee granted each of Ms. Comparato and Mr. LeBlanc an award of 50,000 shares of restricted stock for their efforts towards the successful completion of our restructuring and to incentivize them to complete the restructuring as quickly as possible. These shares, as well as all historical grants of restricted shares held by Ms. Comparato, Mr. LeBlanc, Mr. Hubbard and Mr. Hoffman, vested on the change in control. See “Compensation Discussion & Analysis – Elements of our Compensation Programs – Change in Control.” Mr. Shea, Ms. Keys and Mr. Rego agreed to forfeit all of their restricted shares in connection with their termination of employment. In addition, during 2008, all named executive officers who held outstanding options agreed to forfeit them (other than one award of options held by Mr. LeBlanc). Since the February 2008 grants to Ms. Comparato and Mr. LeBlanc, the Compensation Committee has not awarded any additional equity to its named executive officers. The decline in the stock value and delisting of the shares have caused the Compensation Committee to suspend granting equity awards as a retention or incentive compensation tool. In order for the Company to retain the executive officers whose employment is critical to the restructuring process and the continued viability of the Company, in 2008, the Compensation Committee adopted a retention program.

          Retention Awards

          In order to retain the services of certain of its executives throughout the restructuring process, which is critical to the future of the Company, the Compensation Committee approved cash retention awards in February 2008 for its named executive officers, other than Mr. Giordano (and other than Ms. Keys and Mr. Hoffman, who were not executive officers at the time the awards were approved), and for other key executive officers. The Compensation Committee considered the executive’s base salary in determining an amount that would provide a meaningful retention award to each executive. Payment of these retention awards was made on a quarterly basis and was subject to the executive’s continued employment with the Company on each quarterly payment date, except that the then-current quarterly payment would be payable if the executive was involuntarily terminated without cause prior to the quarterly payment date. When Mr. LeBlanc became Special Advisor to the Board, he agreed to forfeit his remaining unpaid retention payments for 2008; other named executive officers forfeited all or portions of their retention bonuses in connection with their terminations of employment. See “Compensation Discussion & Analysis – Elements of our Compensation Programs – Employment Agreements.” The following chart sets forth the retention awards actually paid to our named executive officers in 2008:

Aggregate Retention Award Paid

Susan Comparato	$300,000
Claude LeBlanc	$175,000
Edward B. Hubbard	$281,250
David P. Shea	$192,500
Michael Rego	$206,250

In January 2009, the Compensation Committee approved a further retention payment to Mr. LeBlanc of $200,000, payable in two installments. The first installment of $150,000 was paid in January 2009 and was subject to a clawback if Mr. LeBlanc resigned or was terminated for cause prior to March 31, 2009. The second installment of $50,000 is payable shortly after April 30, 2009 so long as Mr. LeBlanc remains with the Company through that date.

          Secular Trust

          In September 2008, the Board, on the recommendation of the Compensation Committee, established a trust to hold funds to provide for the payment of specified future compensation arrangements to executive and non-executive employees. The trust is intended to be outside the reach of the creditors of the Company and its affiliates in a bankruptcy or similar proceeding and is solely for the exclusive benefit of the executives and non-executives whose arrangements are covered by the trust. The Compensation Committee believed the trust was necessary in light of the Company’s financial condition to provide sufficient reassurance to its key employees that their benefit entitlements would be paid. The trust will continue until September 2009, unless the Board determines it is in the best interests of the Company to extend the term.

          Employment Agreements

          Susan Comparato Employment Agreement

          Effective August 15, 2008, Ms. Comparato was appointed Acting Chief Executive Officer and President of the Company. She continues to serve as General Counsel of the

Company. On October 30, 2008, the Company determined that Ms. Comparato’s new role warranted providing her with an employment agreement that is similar to the employment agreements covering other key executives of the Company. Nevertheless, the terms of Ms. Comparato’s new employment agreement as Acting Chief Executive Officer, President and General Counsel are less generous than the terms of our former Chief Executive Officer’s, Mr. Giordano’s, employment agreement. (For example, Ms. Comparato’s employment agreement has a lower targeted compensation amount (base salary plus target bonus), does not contain change in control enhancements and does not contain housing perquisites.)

          Ms. Comparato’s employment agreement provides for (1) a specified base salary of not less than $450,000, which is subject to annual review and may be increased by the Compensation Committee, (2) a minimum annual bonus of $750,000 for 2008, (3) reimbursement for or payment of certain travel and other expenses, and (4) the right to participate in such other employee or fringe benefit programs for senior executives as are in effect from time to time. The Compensation Committee determined that Ms. Comparato’s salary and annual bonus levels were consistent with her acceptance of the Acting Chief Executive Officer position, and the guaranteed nature of the annual bonus reflected the Compensation Committee’s recognition of Ms. Comparato’s contributions to the successful conclusion of the 2008 MTA. The original term of Ms. Comparato’s employment is scheduled to expire on October 30, 2009 and will be automatically extended for successive one year periods unless the Company or Ms. Comparato provides three months’ advance written notice that the term will not to be extended. The agreement contains customary confidentiality, non-competition and non-solicitation provisions. The agreement also contains severance provisions applicable in the event that Ms. Comparato’s employment is terminated without cause or for good reason. See “Potential Payments upon Termination or Change in Control – Ms. Comparato” for a summary of the payments to Ms. Comparato upon termination of employment under her employment agreement.

          Claude L. LeBlanc Employment Agreement

          Mr. LeBlanc joined the Company in November 2006 as Executive Vice President, Corporate Development & Strategy, based in Bermuda. Shortly after joining the Company, his duties and responsibilities were focused almost exclusively on the Company’s restructuring and capital raising initiatives, leading to the consummation of the 2008 MTA, as it was the Company’s view that he possessed the necessary expertise with respect to these areas.

          On August 28, 2008, in connection with the successful completion of the 2008 MTA, and in anticipation of the negotiations in connection with the 2009 MTA, the Company entered into an amended and restated employment agreement with Mr. LeBlanc, whereby Mr. LeBlanc’s became Special Advisor to the Board. Mr. LeBlanc’s duties and responsibilities in this capacity focus exclusively on our continued restructuring efforts with respect to the 2009 MTA. The Board and the Compensation Committee believed that obtaining Mr. LeBlanc’s continued services to the Company as lead negotiator were necessary and in the best interests of the Company because of Mr. LeBlanc’s strong familiarity and experience with the Company and its products, corporate organization, material contracts, capital structure, and regulatory and financing needs.

          Under the agreement, Mr. LeBlanc was paid a transaction bonus of $1,500,000 in recognition of his significant contributions to the success of the restructuring efforts that culminated in the 2008 MTA. In addition, Mr. LeBlanc received a lump sum retention bonus of $550,000 to induce him to remain with the Company through the second phase of the restructuring process. Mr. LeBlanc also received a payment of $1,250,000 in consideration of his forfeiture of certain existing compensation entitlements (described below) and his agreement to be bound by additional post-employment restrictive covenants. All these payments were made in August 2008. The retention bonus and the additional payment were subject to a clawback if Mr. LeBlanc resigned prior to October 31, 2008 without good reason. Mr. LeBlanc also agreed to forfeit his unpaid retention payments for 2008, his unpaid LTIP Award, his right to severance upon termination of employment, his monthly housing allowance and stock options granted prior to December 2007. In addition, because Mr. LeBlanc’s duties in connection with the restructuring required him to spend periods of time in New York, subjecting him to certain tax liabilities to which he would otherwise not have been subject, the Company agreed to continue an earlier tax indemnification provided to Mr. LeBlanc for U.S. taxes paid by him for tax years beginning on January 1, 2006 and ending on December 31, 2008. However, Mr. LeBlanc and the Company agreed that this tax indemnity would not apply to any calendar year after 2008. This tax indemnity was consistent with the Company’s practice of indemnifying expatriates from the effect of host country income taxes. The amount of the tax indemnity payments paid on Mr. LeBlanc’s behalf in 2008 with respect to these three years is set forth in the Summary Compensation Table.

          Edward B. Hubbard Letter Agreement

          On October 30, 2008, the Company entered into a letter agreement with Edward B. Hubbard, which terminated his prior employment agreement and established new terms and conditions applicable to his employment. The letter agreement provided for Mr. Hubbard to serve as Chief Remediation Strategist of the Company through December 31, 2008, or, if extended by the Company, through January 31, 2009. This change entitled Mr. Hubbard to terminate his employment and collect his contractual severance amount. However, the Compensation Committee believed Mr. Hubbard’s continued employment through this period would result in important contributions to the restructuring efforts. Mr. Hubbard’s letter agreement provided for (1) base salary at an annual rate of $375,000; (2) the right to participate in other employee or fringe benefit programs for senior executives as in effect from time to time; (3) a lump sum payment of

$853,125 payable on October 31, 2008 (representing one-half of Mr. Hubbard’s contractual severance amount and existing compensation entitlements); and (4) a further lump sum payment of $853,125 (representing the second half of Mr. Hubbard’s contractual severance amount and existing compensation entitlements), payable on Mr. Hubbard’s scheduled termination date. Mr. Hubbard also agreed to forfeit his unpaid retention payments for 2008 and unvested deferred cash granted in March 2006, as these amounts were included in the two installments, and stock options. Mr. Hubbard departed from the Company as agreed on January 31, 2009.

          See “Potential Payments upon Termination or Change in Control – Mr. Hubbard” for a summary of the payments to Mr. Hubbard upon termination of employment under his letter agreement.

          Separation Agreements

          Paul Giordano Separation Agreement

          The Company entered into a separation agreement with Mr. Giordano effective as of August 11, 2008, which generally memorialized the severance benefits to which Mr. Giordano was entitled under his employment agreement, to which the Company became a party (without action by the Compensation Committee) in connection with the Company’s separation from XL Capital in 2006. Upon his involuntary separation, Mr. Giordano received a lump sum severance payment of $2,400,000, which was equal to two times his base salary and one times his target bonus for 2008. Mr. Giordano also received an additional payment of $955,556, representing a pro rata payment of his LTIP Award under the Company’s Long Term Incentive Plan received in connection with the Tender Offer described above. See “Compensation Discussion & Analysis – Elements of our Compensation Programs – Change in Control.” Mr. Giordano is also entitled to 24 months of medical coverage under the Company’s medical plans. On his termination date, in accordance with the terms of his employment agreement, an aggregate of 190,048 shares of Company stock, representing Mr. Giordano’s restricted shares and performance-based shares, also vested.

          David Shea Separation Agreement

          The Company entered into a separation agreement with Mr. Shea effective as of June 16, 2008, which generally memorialized the severance benefits to which Mr. Shea was entitled under his employment agreement. In connection with his departure, Mr. Shea received a lump sum severance payment of $1,347,500, which was equal to two times his base salary and one times his target bonus for 2008. Mr. Shea also received an additional payment of $999,179, representing a pro rata payment of his LTIP Award under the Company’s Long Term Incentive Plan received in connection with the Tender Offer described above. Mr. Shea also received additional payments of $300,000, representing his unvested deferred cash awards under the Company’s Long Term

Incentive Plan (originally granted in 2006), and $96,250, representing his retention entitlement for the then-current quarter. Mr. Shea is also entitled to 24 months of continued medical coverage under the Company’s medical plans.

          Michael Rego Separation Agreement

          The Company entered into a separation agreement with Mr. Rego effective as of August 4, 2008, which reflected his almost 11 years of service with the Company and his contributions to its growth during that time. In connection with his departure, Mr. Rego received a lump sum severance payment of $285,000, which was equal to one times his base salary for 2008. Mr. Rego also received an additional payment of $694,430, representing a pro rata payment of his LTIP Award under the Company’s Long Term Incentive Plan received in connection with the Tender Offer described above. Mr. Rego also received additional payments of $300,000, representing his unvested deferred cash awards under the Company’s Long Term Incentive Plan (originally granted in 2006), and $68,750, representing his retention entitlement for the then-current quarter. Mr. Rego also received up to 4 months of continued medical coverage under the Company’s medical plans and a lump-sum payment for his mortgage subsidy benefit of $15,000.

6. Tax and Accounting Aspects of Executive Compensation

          The Compensation Committee considered the tax and accounting aspects of the executives’ compensation when it designed the executives’ plans and programs. For example, the Company obtained consents to the cancellation of our executives’ stock options in 2008 primarily for the purpose of controlling the accounting expense associated with those awards. In addition, we generally intend for amounts paid to our executives to be deductible for Federal income tax purposes. However, because the Company no longer uses equity awards under its shareholder-approved plan, and must instead compensate our named executive officers in cash, amounts in excess of $1 million of cash payable to our named executive officers are likely not deductible for federal income tax purposes. However, the Company believed, and continues to believe, that the commercial goal of retaining our employees during this critical period far outweighs any incremental lost federal tax deduction.

COMPENSATION COMMITTEE REPORT

          The Compensation Committee has reviewed and discussed the Compensation Disclosure and Analysis with members of management. Based on that review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Compensation Committee
Bruce G. Hannon, Chairman
E. Grant Gibbons
Robert M. Lichten
Thomas S. Norsworthy
Coleman D. Ross

SUMMARY COMPENSATION TABLE

          The following table sets forth the compensation of our current and former Chief Executive Officer, two former Chief Financial Officers, the next three most highly compensated executive officers of the Company (Messrs. LeBlanc, Hubbard and Hoffman), and one additional individual (Mr. Rego) for whom disclosure would have been required but for the fact he was not an executive officer on December 31, 2008, for services paid or rendered with respect to the Company and its subsidiaries in all capacities for the Company’s last fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)

Susan Comparato Acting Chief Executive Officer, President and General Counsel of the Company since August 2008 - General Counsel and Secretary since 2004	2008	343,750	1,175,000	340,734	—	—	—	114,371	1,973,855

Paul S. Giordano President and Chief Executive Officer of the Company through August 2008	2008 2007 2006	375,000 600,000 570,833	125,000 — 1,560,000	1,461,566 563,538 735,352	515,307	— — 806,250	— — —	2,870,370 353,728 374,753	5,347,243 2,204,342 5,165,767

David B. Shea Executive Vice President and Chief Financial Officer of the Company through May 2008	2008 2007 2006	174,854 385,000 367,917	192,500 — 820,000	— 277,394 214,642	57,615 288,075 189,665	— — 899,261	— — —	1,484,064 105,562 672,543	1,909,033 1,056,121 3,164,028

Elizabeth Keys Chief Financial Officer June through November 2008	2008	242,573	300,000	43,728	—	—	—	35,088	621,389

Claude LeBlanc Special Advisor to the Board since August 2008 - EVP, Corporate Development & Strategy from November 2006 through August 2008	2008 2007	331,692 300,000	2,712,288 700,000	376,445 84,084	168,889 87,949	— —	— —	3,518,467 223,192	7,107,781 1,395,223

Edward B. Hubbard Chief Remediation Strategist of the Company through January 2009 - President and CEO through November 2008	2008 2007 2006	375,000 375,000 354,583	281,250 — 700,000	998,925 271,564 180,234	74,736 280,258 208,283	— — 1,004,465	— — —	1,092,880 99,157 672,556	2,822,791 1,025,979 3,160,121

Drew D. Hoffman SVP since 2008, Head of Surveillance & Research since 2005	2008	278,100	531,250	305,870	—	—	—	109,180	1,224,400

Michael Rego EVP through August 2008	2008 2007	187,500 275,000	356,250 275,000	— 124,224	30,556 114,583	— —	— —	784,233 85,455	1,358,539 874,262

(1) Bonus amounts include (a) retention payments paid in 2008 pursuant to the retention program adopted in February 2008 in the amount of $300,000 to Ms. Comparato, $175,000 to Mr. LeBlanc, $281,250 to Mr. Hubbard, $192,500 to Mr. Shea, and $206,250 to Mr. Rego. (See “CD&A – Elements of our Compensation Program – Retention Awards”), (b) a guaranteed minimum bonus earned with respect to 2008 and payable in two equal installments on August 31, 2008 and on February 20, 2009, pursuant to the terms of Ms. Comparato’s employment agreement in the amount of $750,000 and a guaranteed minimum bonus payable in two equal installments on July 31, 2008 and on August 31, 2008, pursuant to Ms. Keys’ offer letter in the amount of $300,000, (c) an annual bonus earned with respect to 2008 and payable in two equal installments on July 31, 2008 and February 20, 2009 to Mr. Hoffman in the amount of $300,000 pursuant to the Company’s annual incentive compensation program, (d) with respect to Mr. Hoffman (and granted prior to the date he became an executive officer), a short-term incentive award in the amount of $170,000 under the non-executive Short Term Incentive (STI) Plan, (e) pursuant to Mr. LeBlanc’s employment agreement, a retention bonus in the amount of $550,000 and an additional payment of $1,250,000. (see “CD&A – Elements of our Compensation Program – Employment Agreements”), and (f) a deferred cash payment to Ms. Comparato in the amount of $125,000, to Mr. Rego in the amount of $150,000, and to Mr. Hoffman in the amount of $61,250, pursuant to the terms of the deferred cash grants made in March 2005 and March 2006. The deferred cash grants vest 25% per year of service. The bonus amount for Mr. LeBlanc does not include the minimum amount guaranteed pursuant to the terms of the Tender Offer, dated November 13, 2006 which was earned in 2006, subject to continued service during the period commencing on the Tender Offer through December 31, 2008 or a change in control.

(2) Stock Award and Option Award amounts are calculated pursuant to SFAS No. 123R, “Share Based Payments”. See “Long-Term Incentive Plan” under Note 22 to Consolidated Financial Statements in regarding assumptions underlying valuation of equity awards.

(3) All Other Compensation amounts include (a) target LTIP Awards paid pursuant to the terms of the Tender Offer, dated November 13, 2006, (x) upon a change in control in the amount of $91,291 to Ms. Comparato, $13,075 to Ms. Keys, $348,155 to Mr. Hubbard, and $81,236 to Mr. Hoffman and (y) upon termination of employment in the amount of $149,306 to Mr. Giordano, $99,918 to Mr. Shea and $89,604 to Mr. Rego (See “CD&A – Elements of our Compensation Programs – Change in Control”), (b) tax indemnity payments to Mr. LeBlanc pursuant to the terms of his employment agreement in the amount of $3,189,922 (See “CD&A – Elements of our Compensation Programs – Employment Agreements”), (c) severance amounts paid pursuant to the terms of their respective employment and/or separation agreements to Mr. Giordano in the amount of $2,400,000, to Mr. Shea in the amount of $1,347,500 and to Mr. Rego in the amount of $606,250, (d) a payment to Mr. Hubbard pursuant to the terms of his letter agreement in the amount of $703,125 representing one half of his contractual severance amount (See “CD&A – Elements of our Compensation Programs – Employment Agreement”), (e) a housing allowance payment pursuant to the terms of their respective employment agreements to Mr. Giordano in the amount of $123,039 and to Mr. LeBlanc in the amount of $82,585, (f) a car allowance paid to Mr. LeBlanc in the amount of $25,000 pursuant to the terms of his employment agreement, (g) Company contributions to qualified and non-qualified defined contribution plans in the amount of $23,080 for Ms. Comparato, $73,975 for Mr. Giordano, $36,646 for Mr. Shea, $22,013 for Ms. Keys, $220,960 for Mr. LeBlanc, $41,600 for Mr. Hubbard, $27,944 for Mr. Hoffman and $72,522 for Mr. Rego, and (h) a mortgage subsidy paid to Mr. Rego in the amount of $15,000 in accordance with the Company’s program for Bermuda staff. These amounts are set forth in the following chart:

ALL OTHER COMPENSATION FROM SUMMARY COMPENSATION TABLE

Name	Year	LTIP Awards Payable upon a Change in Control ($)(1)	LTIP Awards Payable upon Termination of Employment ($)(1)	Tax Indemnity Payments ($)(2)	Severance Payments ($)(3)	Company Contributions to Nonqualified Retirement Plan ($)	Company Contributions to Qualified Retirement Plan ($)	Housing, Car and Parking Allowances ($)

Susan Comparato	2008	91,291	—	—	—	6,980	16,100	—

Paul S. Giordano	2008	—	149,306	—	2,400,000	58,050	15,925	123,039 (housing allowance)

David B. Shea	2008	—	99,918	—	1,347,500	26,400	10,246	—

Elizabeth Keys	2008	13,075	—	—	—	6,976	15,037	—

Name	Year	LTIP Awards Payable upon a Change in Control ($)(1)	LTIP Awards Payable upon Termination of Employment ($)(1)	Tax Indemnity Payments ($)(2)	Severance Payments ($)(3)	Company Contributions to Nonqualified Retirement Plan ($)	Company Contributions to Qualified Retirement Plan ($)		Housing, Car and Parking Allowances ($)

Claude LeBlanc	2008	—	—	3,189,922	—	—	220,960	(4)	82,585 (housing allowance) 25,000 (car allowance)

Edward B. Hubbard	2008	348,155	—	—	703,125	25,500	16,100		—

Drew Hoffman	2008	81,236	—	—	—	11,844	16,100		—

Michael Rego	2008	—	89,604	—	606,250	—	72,522		15,000 (mortgage subsidy) 857 (parking allowance)

(1) The LTIP amounts reflect the incremental excess of the total amount paid to the named executive officers over the minimum amount guaranteed to be paid to the named executive officers pursuant to the terms of the Tender Offer, dated November 13, 2006 which was earned in 2006, subject to continued service during the period commencing on the Tender Offer through December 31, 2008 or a change in control.

(2) The tax indemnity payments reflect payments with respect to Federal, New York State and New York City income taxes paid by Mr. LeBlanc in 2006, 2007 and 2008. No portion of the tax indemnification payments related to excise taxes. Mr. LeBlanc is not entitled to income tax indemnity payments with respect to 2009 or any future year.

(3) Severance payments to Messrs. Shea and Hubbard do not include deferred cash payments of $300,000 and $150,000, respectively, which were previously reported under the All Other Compensation column in the Company’s annual proxy statement filed on April 2, 2007 with respect to the fiscal year ended December 31, 2006. The $606,250 severance payment to Mr. Rego includes (i) one times his base salary of $285,000, (ii) his deferred cash payment of $300,000, which was not previously reported and (iii) a payment equal to four months of health benefit premiums of $21,250.

(4) In 2008, Mr. LeBlanc and Mr. Rego were not eligible to participate in the U.S. based benefit plans. In 2008, they participated in the retirement plan for Bermuda-based employees, which does not have the same contribution limitations as the U.S. qualified plan.

2008 Total Compensation (Supplemental Table)

          The Summary Compensation Table above shows, with respect to outstanding option and share awards, the amount expensed by the Company with respect to outstanding awards during 2008 under SFAS 123R. Because of the decline in our stock price during 2008, our named executive officers agreed during 2008 to forfeit all grants (or, in the case of Mr. LeBlanc, all but one grant) of stock options held by them, and therefore, notwithstanding the expense shown, our named executive officers will not receive any value for the forfeited awards. In addition, the amount expensed for outstanding restricted stock significantly exceeds the actual value received by our named executive officers in connection with the vesting of those shares upon the occurrence of the change in control (or, in the case of Mr. Giordano and Ms. Keys, at the time of their termination of employment). The table below shows the total compensation for our named executive officers determined (1) by reducing these expensed amounts to zero (other than with respect to the one grant retained by Mr. LeBlanc) and (2) by including the actual value received by the named executive officer upon the vesting of the restricted stock held by them. In addition, the table further reduces Mr. LeBlanc’s total compensation by the amount of the tax indemnity payments made on his behalf during 2008, as the related tax liability was incurred by Mr. LeBlanc because Mr. LeBlanc’s duties in connection with the negotiation of the 2008 MTA and the 2009 MTA have required him to spend periods of time in New York, subjecting him to certain tax liabilities to which he would not otherwise be subject. The table below is intended to provide additional, supplemental compensation disclosure and is not intended as a replacement for the Summary Compensation Table.

Name	Total Compensation reported in the Summary Compensation Table ($)	MINUS amount of stock and option awards expensed under SFAS123R ($)	PLUS value received upon vesting of restricted stock ($)	MINUS tax indemnity payments made during 2008 ($)	Total Compensation ($)

Ms. Comparato	1,973,855	(340,734)	17,687	—	1,650,808

Mr. Giordano	5,347,243	(1,976,873)	475,120	—	3,370,370

Mr. Shea	1,909,033	(57,615)	—	—	1,851,418

Ms. Keys	621,389	(43,728)	4,338	—	577,661

Mr. LeBlanc	7,107,781	(395,334)	17,656	(3,189,922)	3,540,181

Mr. Hubbard	2,822,791	(1,073,661)	12,904	—	1,762,034

Mr. Hoffman	1,224,400	(305,870)	4,157	—	922,687

Mr. Rego	1,358,539	(30,556)	—	—	1,327,983

GRANTS OF PLAN-BASED AWARDS TABLE

          The following table complements the Summary Compensation Table disclosure by providing information concerning each grant of an awards made to the named executive officers in the last completed fiscal year under any plan:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1)	Grant Date Fair Value of Stock and Option Awards ($)(2)

Susan Comparato	2/21/2008	50,000	75,500

Paul S. Giordano	—	—	—

David B. Shea	—	—	—

Elizabeth Keys	—	—	—

Claude LeBlanc	2/21/2008	50,000	75,500

Edward B. Hubbard	—	—	—

Drew Hoffman	—	—	—

Michael Rego	—	—	—

(1) Ms. Comparato and Mr. LeBlanc were the only named executive officers who received grants of restricted shares in 2008. These shares vested on the change in control. (See “CD&A – Elements of our Compensation Program – Change in Control”).

(2) See “Long-Term Incentive Plan” under Note 22 to the Consolidated Financial Statements regarding assumptions underlying valuations of equity awards.

Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table

          The Company has employment agreements with two of its current named executive officers: Ms. Comparato and Mr. LeBlanc, and had a letter agreement with Mr. Hubbard who departed the Company on January 31, 2009. The Company also provided Ms. Keys with a letter confirming the terms of her employment as Chief Financial Officer. Ms. Keys departed the Company on November 19, 2008. In addition, the Company entered into separation agreements with three of its named executive officers who departed during 2008: Mr. Giordano, Mr. Shea and Mr. Rego.

          Ms. Comparato’s employment agreement provides for (i) a specified base salary, which is subject to annual review and may be increased by the Compensation Committee, (ii) a minimum annual bonus for 2008 and, thereafter an annual bonus in accordance with the Company’s incentive compensation program as determined by the Compensation Committee with an annual target bonus equal to 100% of her annual base salary, (iii)

reimbursement for or payment of certain travel and other expenses, and (iv) the right to participate in such other employee or fringe benefit programs for senior executives as are in effect from time to time.

          Mr. LeBlanc’s employment agreement provides for the payment of (i) a transaction bonus in recognition of his contributions in the Company’s restructuring efforts, (ii) a retention bonus to induce him to remain with the Company, and (iii) an additional payment in consideration for his agreeing to additional post employment restrictive covenants. (See “CD&A – Elements of our Compensation Programs – Employment Agreements”). The retention bonus and the additional payment were subject to a clawback if Mr. LeBlanc resigned prior to October 31, 2008 without good reason. In addition, under the agreement, Mr. LeBlanc agreed to forfeit his unpaid retention payments for 2008, his unpaid LTIP Award, his right to severance upon his termination of employment, his monthly housing allowance and stock options granted prior to December 2007. The agreement also contains an income tax indemnity for U.S., state and local taxes paid by Mr. LeBlanc for 2006, 2007 and 2008. These income taxes were incurred as a result of Mr. LeBlanc being required to spend periods of time in New York in connection with negotiations relating to the Company’s restructuring, thereby subjecting him certain to tax liabilities to which he would not otherwise be subject. Mr. LeBlanc is not entitled to income tax indemnity payments with respect to 2009 or any future year.

          Mr. Hubbard’s letter agreement provided for (i) base salary, (ii) the right to participate in other employee or fringe benefit programs for senior executives, (iii) a lump sum payment representing one half of the severance amount he was contractually entitled to under the terms of his prior employment agreement, and (iv) the second half of his contractual severance amount upon his scheduled termination date. Mr. Hubbard’s letter agreement also provided that he would forfeit his unpaid 2008 retention payments, unvested deferred cash granted in March 2006 and his stock options. Mr. Hubbard departed from the Company as agreed on January 31, 2009.

          Ms. Keys’ letter set forth her (i) base salary, (ii) minimum bonus for 2008, (iii) a long term incentive award as determined by the Compensation Committee, and (iv) participation in any Company severance program for similarly situated executives. Ms. Keys departed from the Company on November 19, 2008.

          Messrs. Giordano’s and Shea’s employment agreements provided for (i) a specified base salary, which was subject to annual review, (ii) an annual bonus pursuant to the Company’s incentive compensation plan as determined by the Compensation Committee with an annual target bonus equal to 200% and 150% of base salary, respectively, (iii) reimbursement for or payment of certain travel and other expenses and (iv) the right to participate in such other employee or fringe benefit programs for senior executives as are in effect from time to time.

          On February 21, 2008, the Company granted 50,000 restricted shares to each of Ms. Comparato and Mr. LeBlanc. These awards vested on the change in control in November 2008. No other named executive officers received plan-based awards in 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS

Option Awards

Name	Number of Securities Underlying Unexercised Options (1)	Option Exercise Price ($)

Susan Comparato	—	—

Paul S. Giordano	—	—

David B. Shea	—	—

Elizabeth Keys	—	—

Claude LeBlanc	100,000	4.50

Edward B. Hubbard	—	—

Drew Hoffman	—	—

Michael Rego	—	—

(1) All options are fully exercisable.

OPTION EXERCISES AND STOCK VESTED IN 2008

	Stock Awards (1)

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)

Susan Comparato	63,168	17,687

Paul S. Giordano	190,048	475,120

David B. Shea	—	—

Elizabeth Keys	1,504	3,564

Claude LeBlanc	63,058	17,656

Edward B. Hubbard	46,084	12,904

Drew Hoffman	14,848	4,157

Michael Rego	—	—

(1) Shares held by Ms. Comparato, Mr. LeBlanc, Mr. Hubbard and Mr. Hoffman vested upon the occurrence of the change in control on November 19, 2008, and shares held by Mr. Giordano and Ms. Keys vested on their respective terminations of employment on August 15, 2008 and November 19, 2008. The value of the shares upon vesting is equal to the number of shares vested times the closing share price on the date of vesting of $.28 on November 19, 2008 (in the case of all executives other than Mr. Giordano) and of $2.50 on August 15, 2008 (in the case of Mr. Giordano).

NON-QUALIFIED DEFERRED COMPENSATION

          The following table sets forth information with respect to each defined contribution or other plan that provides for deferral of compensation on a basis that is not tax-qualified for the named executive officers during the last fiscal year:

Name	Executive Contributions in Last Fiscal year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)(3)	Aggregate Withdrawals Distribution ($)	Aggregate Balance at Last Fiscal Year End ($)(4)

Susan Comparato	35,000	6,980	1,861	214,821	—

Paul S. Giordano	—	58,050	(161,414)	—	337,581

David B. Shea	—	26,400	(59,459)	1,498,793	—

Elizabeth Keys	60,665	6,976	(44,996)	94,185	—

Claude LeBlanc	—	—	—	—	—

Edward B. Hubbard	—	25,500	5,030	636,003	—

Drew Hoffman	44,169	11,844	(52,238)	—	229,216

Michael Rego	—	—	—	—	—

(1) Of the Executive contributions in 2008, $35,000 of the contribution by Ms. Comparato, $17,500 of the contribution by Ms. Keys and $15,000 of the contribution by Mr. Hoffman were attributable to bonuses earned in 2007 and were not included in the Summary Compensation Table for 2008. The remaining $43,155 of Ms. Keys’ contribution is included in the salary and bonus columns of the Summary Compensation Table for 2008 and the remaining $29,169 of Mr. Hoffman’s contribution is included in the salary column of the Summary Compensation Table for 2008.

(2) The amounts appearing in this column represent Company contributions to the Deferred Compensation Program. Messrs. Giordano, Shea and Hubbard received a Company discretionary matching contribution attributable to their 2007 contributions. The matching contribution was made in February 2008. Participants are allowed to defer both salary and bonus into the Deferred Compensation Program. All participants in the Deferred Compensation Program are required to have on file with the Company a payout election form indicating the terms chosen by the participant for payout at the time of termination or retirement. No executive is allowed to take a loan from the Company or against their outstanding plan balance.

(3) No amounts appearing in this column are reflected in the Summary Compensation Table, as no investments have preferential performance or interest rates applicable to them.

(4) Of the Aggregate Balances at the Last Fiscal Year End, $129,187 was reported in the Summary Compensation Table for Mr. Giordano for previous fiscal years, and no amounts were previously reported for Mr. Hoffman as he was not a named executive officer prior to 2008.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Termination

Ms. Comparato

          As of December 31, 2008, only one of our named executive officers, Susan Comparato, had an employment agreement that provides for payments upon a termination. The table below and the discussion that follows describes the potential payments and benefits under the Company’s compensation and benefit plans payable to Ms. Comparato upon the specified termination events. The estimated amount of compensation payable to Ms. Comparato in each situation listed below assumes that the termination occurred on December 31, 2008.

Executive Benefits and Payments Upon Termination	Involuntary Termination Without Cause or Voluntary Termination For Good Reason ($)(1)	Death or Disability ($)(2)	Involuntary Termination For Cause or Other Voluntary Termination ($)

Cash	1,925,000	800,000	—

Internal Revenue Code 280G Gross Up	—	—	—

(1) Cash severance payable includes (i) two times base salary in the amount of $900,000, (ii) annual targeted bonus in the amount of $450,000, (iii) the unpaid portion of the 2008 guaranteed bonus in the amount of $375,000, and (iv) an unvested deferred cash grant in the amount of $200,000.

(2) Cash severance payable includes (i) six months base salary in the amount of $225,000, (ii) the unpaid portion of the 2008 guaranteed bonus in the amount of $375,000, and (iii) the unvested deferred cash grant in the amount of $200,000.

Termination Due to Death or Disability

          Ms. Comparato’s employment agreement provides that, in the event of the termination of her employment prior to the expiration date of the employment agreement by reason of death or disability:

•

In the case of her death, Ms. Comparato’s estate shall be entitled to receive her base salary for a six month period following termination of employment, and, in the case of her disability, this amount shall be paid in a lump sum;

•

Ms. Comparato or her estate shall be entitled to any annual bonus awarded but not yet paid and the second installment of her 2008 guaranteed bonus (following 2008, Ms. Comparato or her estate would be entitled to a pro rata bonus for the year of termination);

•	Ms. Comparato (or her estate) shall also be entitled to her vested accrued benefits under any employment benefit programs; and

•	Ms. Comparato shall also be entitled to continued medical benefit plan coverage for a period of six months.

Termination Without Cause, Termination for Good Reason

          In the event of termination of Ms. Comparato’s employment (i) by the Company without cause (as defined in the employment agreement), or (ii) by Ms. Comparato for good reason (as defined in the employment agreement, Ms. Comparato shall be entitled to her then-current base salary through the date on which termination occurs and:

•

a cash lump sum equal to two times her then-current base salary plus one times the higher of the targeted annual bonus for the year of such termination or the average of her annual bonus for the three years immediately preceding the year of termination, provided she executes a release of claims against the Company;

•	any annual bonus awarded but not yet paid;

•	her vested accrued benefits under any employment benefit programs;

•	continued medical benefit coverage for her and her dependents for a period of 24 months; and

•	if applicable, a gross-up for golden parachute excise taxes.

Ms. Comparato will also be entitled to the foregoing payments and benefits in the event that she terminates her employment for any reason within 30 days following a change in control if she is not offered a specified executive officer position with the successor to the Company.

Termination With Cause or Other Voluntary Termination

          If Ms. Comparato is terminated by the Company with cause or if Ms. Comparato voluntarily terminates her employment, she shall be entitled to:

•	her then-current base salary through the date on which termination occurs;

•

continued rights with regard to any stock options or other rights with respect to equity securities of the Company held by Ms. Comparato in accordance with the terms of the plans under which such options or equity securities were issued; and

•

her vested accrued benefits under any employee benefit programs in the case of voluntary termination and, if such programs expressly provide for such benefits, in the case of termination by the Company with cause.

Mr. Hubbard

          Mr. Hubbard’s letter agreement provides that in the event of the termination of his employment by the Company for any reason except for cause or by Mr. Hubbard in the case of his death or disability, or upon the expiration of the term of the agreement, Mr. Hubbard would be entitled to a lump sum payment of $853,125, contingent upon Mr. Hubbard signing a release of all claims against the Company. Mr. Hubbard would further be entitled to Company provided health care benefits for himself and his family for a period of 24 upon termination by the Company without cause or by Mr. Hubbard due to his death, disability. Mr. Hubbard departed the Company on January 31, 2009 and was paid the foregoing lump sum payment. (See “CD&A – Elements of Our Compensation Programs – Employment Agreements”).

Messrs. Giordano, Rego and Shea

          Payments made to Messrs. Giordano, Rego and Shea upon their separation from service with the Company in 2008 were as follows:

Name	Severance Amount ($)		LTIP Payout ($)	Deferred Cash($)	Retention Award($)

Paul S. Giordano	2,400,000		955,556	—	—

David B. Shea	1,347,500		999,179	300,000	96,250

Michael Rego	321,250	(1)	694,430	300,000	68,750

(1) The payment to Mr. Rego consisted of (i) a severance payment equal to one time his base salary of $285,000, (ii) four months of medical insurance premiums of $21,250, and (iii) a $15,000 mortgage subsidy.

In addition, shares of restricted stock and performance-based stock held by Mr. Giordano vested, and he received a payment in respect of a housing allowance equal to $123,039.

Change in Control

          The Company experienced a change in control in November 2008. See “CD&A – Elements of Our Compensation Programs – Change in Control” for a discussion of the amounts paid to our named executive officers upon the change in control.

DIRECTOR COMPENSATION

          The following table sets forth the compensation of all of the Directors for services rendered in the last completed fiscal year:

Name (1)(2)	Fees Earned or Paid in Cash ($)(3)	Stock Awards ($)(4)	Option Awards ($)(5)	Total ($)

Jonathan Bank	21,000	—	—	21,000

Fred Corrado	29,250	—	—	29,250

Michael P. Esposito Jr.	203,837	9,625	—	213,462

Grant Gibbons	191,500	9,625	1,833	202,958

Gary Grant	19,750	—	—	19,750

Bruce Hannon	176,837	9,625	1,833	188,295

Paul E. Hellmers	26,000	—	—	26,000

Duncan Hennes	67,000	—	1,833	68,833

Mary Hennessy	103,250	106,484	—	209,734

Robert Lichten	212,170	9,625	1,833	223,628

Edward Muhl	63,500	—	—	63,500

Thomas Norsworthy	69,000	—	—	64,000

Coleman Ross	188,337	9,625	1,833	199,795

Robert White	71,500	—	—	71,500

(1) Messrs. Corrado, Hellmers, Bank and Grant were directors through August 5, 2008. Ms. Hennessy was a director through November 15, 2008.

(2) Messrs. Hennes, Muhl, Norsworthy and White became directors effective November 19, 2008. Mr. Muhl resigned from the Board on April 6, 2009.

(3) Fees earned include annual retainer and Board meeting fees more fully described in the narrative below.

(4) On May 6, 2008, all Directors were granted 32,967 restricted share units. These shares would have vested on May 6, 2009 but vested on the change in control on November 19, 2008. On December 3, 2008, upon becoming directors, Messrs. Hennes, Muhl, Norsworthy and White were each granted 11,650 restricted share units that will vest on the six month anniversary of the date of grant. Mr. Muhl forfeited his restricted share grant upon his departure from the Board on April 6, 2009. As set forth below, Ms. Hennessy received restricted share units granted in lieu of her deferred 2007 annual retainer fee. Ms. Hennessy’s 2007 and 2008 restricted stock units received upon deferral of her annual retainer fees vested on her departure from the Board on November 15, 2008.

Date of Award	Number of Restricted Stock Units	Share Price (fair market value on grant date)

3/31/2008	14,423.52

7/2/2008	25,862.29

10/2/2008	8,671	1.73

Amounts are calculated using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payments”. See Note 22 to Consolidated Financial Statements regarding assumptions underlying valuations of equity awards.

As of December 31, 2008, each of Messrs. Hennes, Muhl, Norsworthy and White held 11,650 restricted share units. No other Director held any restricted share units or restricted shares.

(5) Amounts are calculated using the provisions of SFAS No. 123R, “Share Based Payments”. As of December 31, 2008, each of Messrs. Ross, Gibbons, Hannon, Hennessy, and Lichten held 25,000 options to purchase Company stock. No other directors hold options.

Cash Compensation Paid to Board Members

          Effective September 2008, the Board took the following actions: (1) the directors’ annualized retainer fee was increased from $30,000 to $60,000, (2) the per board meeting fee was increased from $1,250 to $2,000, (3) the Committee meeting fee was increased from $1,000 to $1,500, (4) the Chairman’s annualized fee was increased from $36,000 to $60,000, (5) the Audit Committee Chairman’s annualized fee was increased from $10,000 to $12,500, and (6) the Compensation, Finance and Nominating and Governance Committees Chairman’s annualized fees were increased from $7,500 to $10,000.

Options Granted to Board Members

          No options were granted to Board members in 2008.

Shares Granted to Board Members

          See footnote 4 above which describes the grant dates, number of restricted share units awarded and the applicable fair market value per restricted share unit awarded to directors.

COMPENSATION COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION

          The following people served on our Compensation Committee during 2008: Bruce G. Hannon (Chair), E. Grant Gibbons, Robert M. Lichten, Thomas S. Norsworthy, Coleman D. Ross, Paul Hellmers and Mary Hennessy. Mr. Hellmers departed from the Board in August 2008 and Ms. Hennessy departed from the Board in November 2008. None of these individuals (a) served as an officer or employee of the Company during 2008, or (b) was formerly an officer of the Company.

          During 2008, none of our executive officers served as a member of a compensation committee (or other body performing a similar role) of another entity, any of whose executive officers served on our Compensation Committee; none of our executive officers served as a director of another entity, any of whose executive officers served on our Compensation Committee; and none of our executive officers served as a member of the compensation committee (or other body performing a similar role) of another entity, any of whose executive officers served as one of our directors.

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

Name of Beneficial Owner	Number of Shares	Exercisable Options(1)	Total	Percent of Class
SCA Shareholder Entity(2)(3)	30,069,049	—	30,069,049	46.15%
Legg Mason Capital Management, Inc.(3)(4)	6,484,502	—	6,484,502	9.95%
Directors and Executive Officers:
Susan Comparato	65,224	—	65,224	*
Michael P. Esposito, Jr.	83,917	—	83,917	*
E. Grant Gibbons	33,917	25,000	58,917	*
Paul S. Giordano	266,140	—	266,140	*
Bruce G. Hannon	43,967	25,000	68,967	*
Duncan P. Hennes	—	—	—	*
Drew Hoffman	19,873	—	19,873	*
Edward B. Hubbard	61,586	—	61,586	*
Elizabeth Keys	1,504	—	1,504	*
Claude LeBlanc	72,258	100,000	172,258	*
Robert M. Lichten	37,917	25,000	62,917	*
Edward J. Muhl	—	—	—	*
Thomas S. Norsworthy	—	—	—	*
Michael Rego	—	—	—	*
Coleman D. Ross	37,917	25,000	62,917	*
David P. Shea	—	—	—	*
Robert J. White	—	—	—	*
Directors and executive officers of the Company as a group including those named above (20 persons in total)	751,067	200,000	951,067	1.46%

*	Represents less than 1% of common shares beneficially owned.

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
3.2

Amended and Restated Bye-laws of Syncora Holdings Ltd, incorporated by reference to Exhibit 3.2 to the Syncora Holdings Ltd. Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009.

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

10.1.2

Amendment No. 2, dated as of August 4, 2008 to Transition Agreement, dated as of August 4, 2006, among XL Capital Ltd, XL Insurance (Bermuda) Ltd, X.L. America, Inc. and Syncora Holdings Ltd., incorporated by reference to Exhibit 10.1.2 to the Syncora Holdings Ltd. Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009.

Exhibit No.	Description of Document
10.2

Tax Indemnity Agreement, dated as of August 4, 2006, among XL Capital Ltd, X.L. America, Inc. and Syncora Holdings Ltd., incorporated by reference to Exhibit 10.2 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.3

Amended and Restated Employment Agreement with Edward B. Hubbard, dated August 27, 2008, incorporated by reference to Exhibit 10.3 to the Syncora Holdings Ltd. Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009.

10.3.1

Letter Agreement, dated October 31, 2008, by and between Syncora Holdings Ltd. and Edward B. Hubbard, incorporated by reference to Exhibit 10.3.1 to the Syncora Holdings Ltd. Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009.

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

10.7

Employment Agreement, dated as of May 29, 2008 between Syncora Holdings Ltd. and David Shea, incorporated by reference to Exhibit 10.7 to the Syncora Holdings Ltd. Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009.

10.7.1

Letter Agreement, dated as of June 16, 2008 between Syncora Holdings Ltd. and David Shea, incorporated by reference to Exhibit 10.7.1 to the Syncora Holdings Ltd. Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009.

10.8

Employment Agreement, dated October 30, 2008, between Syncora Holdings Ltd. and Susan Comparato, incorporated by reference to Exhibit 10.8 to the Syncora Holdings Ltd. Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009.

10.9	SCA Holdings US Inc. Deferred Compensation Program, incorporated by reference to Exhibit 10.7 to the Syncora Holdings Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.10

Trust Agreement, dated as of September 23, 2008 between Syncora Guarantee Services, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 10.10 to the Syncora Holdings Ltd. Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009.

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

Date: April 9, 2009

SYNCORA HOLDINGS LTD.
(Registrant)

By:	/S/ SUSAN B. COMPARATO Name: Susan B. Comparato Title: President, Acting Chief Executive Officer and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 9, 2009:

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